Form 10QSB
period 1996-03-31
LA JOLLA DIAGNOSTICS INC
filed 1996-05-14
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ____________

                         Commission file number        33-93132

                           La Jolla Diagnostics, Inc.
     (Exact name of small business registrant as specified in its character)

       California                                        94-2901715
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             7777 Fay Avenue, Suite 160, La Jolla, California 92037
                    (Address of principal executive offices)

                                 (619) 454-6790
                         (Registrant's telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes X  No   .
                                                             ---   ---


As of May 10, 1996, La Jolla Diagnostics, Inc. had 6,811,178 shares of outstanding of the registrant's common stock, no par value.

                           LA JOLLA DIAGNOSTICS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996
                                      INDEX

                                                                                 PAGE

PART I       FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (UNAUDITED):

             CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1996 (UNAUDITED)
             AND JUNE 30, 1995                                                     1

             STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THE THREE MONTHS
             ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)                             2

             STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1996
             AND 1995 (UNAUDITED)                                                  3

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               4-5

ITEM 2       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                6-8

PART II      OTHER INFORMATION -

ITEMS 1-6    EXHIBITS AND REPORTS ON FORM 8-K

             SIGNATURES

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          PART I -FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                           (DEVELOPMENT STAGE COMPANY)

                           ASSETS                                 March 31, 1996    June 30, 1995
                                                                  --------------    -------------
                                                                    (Unaudited)

CURRENT ASSETS

         Cash                                                     $      4,101     $     20,358
         Account receivable                                                909           29,115
         Advances to officer                                              --              5,659
         Interest receivable                                            83,215           33,286
                                                                  ------------     ------------
                  TOTAL CURRENT ASSETS                                  88,225           88,418
INVENTORY                                                            4,164,152        4,154,181
PROPERTY & EQUIPMENT, net                                               46,092           13,889
NOTE RECEIVABLE                                                        900,000          900,000
OTHER ASSETS                                                            18,617           68,109
                                                                  ------------     ------------
                                                                  $  5,217,086     $  5,224,597
                                                                  ============     ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable                                         $    245,759     $    104,063
         Accrued expenses                                               22,760            5,967
         Customer deposits                                               8,750             --
         Lease obligations, current portion                              2,584            2,136
         Loans payable                                                 102,594           42,369
                                                                  ------------     ------------
                  TOTAL CURRENT LIABILITIES                            382,447          154,535
LEASE OBLIGATIONS, non-current portion                                   9,843            6,354
MINORITY INTEREST                                                      794,847          804,481
SHAREHOLDERS' EQUITY

Common stock, no par value (10,000,000 shares
         authorized, 6,669,728 and 6,342,894 shares issued and
         outstanding, respectively)                                 11,055,615       10,919,115
Additional paid-in capital                                             803,469          900,000
Preferred stock, no par value (5,000,000 shares authorized,
         no shares issued)                                                --               --
Retained deficit ($1,418,616 and $1,149,369 during
         development stage, respectively)                           (7,829,135)      (7,559,888)
                                                                  ------------     ------------
                  TOTAL SHAREHOLDERS' EQUITY                         4,029,949        4,259,227
                                                                  ------------     ------------
                                                                  $  5,217,086     $  5,224,597
                                                                  ============     ============




         See accompanying notes to consolidated financial statements (unaudited) and management's discussion and analysis of financial condition and results of operations.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)

                                                           For the nine  months ended       For the three months ended
                                                                    March  31,                    March  31,
                                                                    ----------                    ----------
                                                               1996           1995            1996            1995
                                                               ----           ----            ----            ----


SALES                                                      $   107,048     $    60,046     $    26,556     $    38,796

COSTS AND EXPENSES
                  Cost of products sold                         69,908          29,852           9,942          22,868
                  Selling and administrative expenses          235,978         134,387          61,301          99,398
                  Research and development                      62,633         308,337          19,396          99,002
                  Consulting services                           52,506         720,000          24,072            --
                  Depreciation and amortization                  5,121             900           2,739             200
                                                           -----------     -----------     -----------     -----------

                          TOTAL COSTS AND EXPENSES             426,146       1,193,476         117,450         221,468
                                                           -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                          (319,098)     (1,133,430)        (90,894)       (182,672)

OTHER INCOME (EXPENSES)

                  Interest income                               49,929          16,643          16,643          16,643
                  Interest expense                              (7,313)           (941)         (6,325)           (941)
                  Minority interest                              9,635         191,515           3,342           2,236
                                                           -----------     -----------     -----------     -----------

                          TOTAL OTHER INCOME (EXPENSES)         52,251         207,217          13,660          17,938
                                                           -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                                      (266,847)       (926,213)        (77,234)       (164,734)

PROVISION FOR INCOME TAXES                                       2,400           2,400            --              --
                                                           -----------     -----------     -----------     -----------

NET LOSS, DURING DEVELOPMENT STAGE                         $  (269,247)    $  (928,613)    $   (77,234)    $  (164,734)
                                                           ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE                                  $     (0.04)    $     (0.16)    $     (0.01)    $     (0.03)
                                                           ===========     ===========     ===========     ===========

AVERAGE COMMON SHARES OUTSTANDING                            6,657,783       5,766,394       6,660,172       5,768,493
                                                           ===========     ===========     ===========     ===========




         See accompanying notes to consolidated financial statements (unaudited) and management's discussion and analysis of financial condition and results of operations.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)

                                                                                     For the nine months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      1996           1995
                                                                                      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES

                  Net loss during development stage                                  $(269,247)    $(928,613)
                  Adjustments to reconcile net loss to net cash
                  used in operating activities:

                          Depreciation and amortization                                  5,121           900
                          Minority interest                                             (9,635)      708,485
                           Changes in assets and liabilities:

                               Increase in inventories                                  (6,972)      (10,080)
                               (Increase) decrease in accounts receivable               28,206        (7,842)
                               Increase in notes receivable                               --        (900,000)
                               (Increase) decrease in other assets                     (49,492)        8,830
                               Increase in interest receivable                         (49,929)      (16,643)
                               Increase in customer deposits                             8,750          --
                               Increase in accounts payable and accrued expenses       158,470        43,462
                               Increase in related party payables                         --         900,000
                                                                                     ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                                 (184,758)     (198,659)

CASH FLOWS FROM INVESTING ACTIVITIES

                  Advances from shareholder, net                                         5,659       (12,160)
                  Capital expenditures for property and equipment                      (31,667)      (16,480)
                                                                                     ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES                                                  (26,008)      (28,640)
                                                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

                  Proceeds from issuance of common stock and exercise of warrants      136,500       131,000
                  Payments on capital lease obligations                                 (4,962)         --
                  Proceeds from minority interest in partnership                          --         100,000
                  Proceeds from loans and notes payable, net                            62,971        12,697
                                                                                     ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              194,509       243,697
                                                                                     ---------     ---------

NET INCREASE (DECREASE) IN CASH                                                        (16,257)       16,398

CASH AT BEGINNING OF PERIOD                                                             20,358           120
                                                                                     ---------     ---------

CASH AT END OF PERIOD                                                                $   4,101     $  16,518
                                                                                     =========     =========










         See accompanying notes to consolidated financial statements (unaudited) and management's discussion and analysis of financial condition and results of operations.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DEVELOPMENT STAGE ENTERPRISE)



A.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 Basis of Presentation and Principles of Consolidation

                 The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1995. The results of operations for the three month period and nine month period ended March 31, 1996 are not necessarily indicative of the operating results for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1995.

                 Reclassifications

                 Certain March 31, 1995 balances have been reclassified to conform to the March 31, 1996 consolidated financial statement presentation.

B.               INVENTORIES:

                 Inventory as of March 31, 1996 and June 30, 1995 is comprised of the following:


                                                   March 31,     June 30,
                                                    1996          1995
                                                 ----------    ----------
                                                 (unaudited)

                          Antisera products      $4,140,497    $4,140,579
                          Healthcare products        23,655        13,602
                                                 ----------    ----------
                                                 $4,164,152    $4,154,181
                                                 ==========    ==========



C.               LOSS PER COMMON SHARE:

                 Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the nine month and three month periods ended March 31, 1996 and 1995, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share. The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)

D.                RELATED PARTY TRANSACTIONS:

                  During the nine months ended March 31, 1996, various shareholders and directors of the Company provided consulting and research and development activities related to the formation and recommencement of business activities.

                  In connection with these services, the Company recognized research and development and consulting expenses of $62,633 and $52,506, respectively.

E.                SUPPLEMENTAL CASH FLOW INFORMATION:

                  Interest and Income Taxes Paid

                  Cash paid for interest and income taxes for the nine months ended March 31, 1996 and 1995 were as follows:

                                          1996      1995
                                        ------    ------

                        Interest        $7,313    $  941
                                        ======    ======

                        Income taxes    $2,400    $2,400
                                        ======    ======

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private placements of common stock, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree sales. Based on its current operating plans, capital expenditures necessary to support the further development and marketing of the Company's products through July, 1996 are expected to exceed cash generated from operations. The Company anticipates, however, that the proceeds from private placements of stock and exercise of warrants (of which $11,500 of common stock warrants were converted into common stock), together with existing capital and revenues from product sales will be sufficient to finance its operations and working capital requirements for at least twelve months.

RESULTS OF OPERATIONS.

GENERALLY. The Company has been endeavoring for the past year to refine its business plan to become a commercially viable entity. Management believes that it has refined the business plan of the Company and that the business plan, as redefined, will have been fully implemented by the end of fiscal 1996. Management has also implemented a variety of procedures which will enhance revenues and reduce costs.

The Company has not engaged in any significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business.



                             NINE MONTHS ENDED
                       March 31, 1996  March 31, 1995

Revenues                $   107,048     $    60,046
Cost of Sales                69,908          29,852
Operating Expenses          426,146       1,193,476
Loss from Operations       (319,098)     (1,133,430)
Net Loss                $  (269,247)    $  (928,613)



FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995.

On a consolidated basis, the Company had sales totaling $107,048 for the nine months ended March 31, 1996, compared with $60,046 in sales for the Company (including the results of Unified) for the same period ending March 31, 1995. The increase in sales for the nine months ended March 31, 1996 resulted from the recommencement of operations and sales of antisera and other healthcare related products.

The Company experienced a net loss of $269,247 for the period ending March 31, 1996, compared with a net loss of $928,613 for the same period ending March 31, 1995. The decrease in losses is principally attributable to expenditures related to recommencing operations, which includes research and development costs of $62,633, consulting fees of $52,506, and salaries of $86,675 for the nine month period ending March 31, 1996, versus the significant expenditures that were incurred for the nine months ended March 31, 1995. The Company, during fiscal year 1995, incurred substantial expenditures related to research and development and formation of the Company.

Operating expenses for the nine months ended March 31, 1996 were $426,146 resulting in a loss from operations for the period of $319,098 compared to costs and expenses for the nine months ended March 31, 1995 of $1,193,476. Costs and expenses included consulting fees of $52,506 and research and development expense of $62,632, substantially most of which was for services performed by the directors, officers and advisors. During the nine months ended March 31, 1995, the Company incurred approximately $900,000 in expenses related to the research and development of healthcare products. The increase in selling and administrative expenses for the nine months ended March 31, 1996 are due to the Company's continuing efforts in research and development, sales and financial reporting responsibilities. Selling and administrative expenses included approximately $32,000 in rent expense, and $75,000 in legal and accounting fees. The Company has recently begun to aggressively market its health care products.



                           THREE MONTHS ENDED
                      March 31, 1996  March 31, 1995

Revenues                $  26,556     $  38,796
Cost of Sales               9,942        22,868
Operating Expenses        117,450       221,468
Loss from Operations      (90,894)     (182,672)
Net Loss                $ (77,234)    $(164,734)



FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

On a consolidated basis, the Company had sales totaling $26,556 for the three months ended March 31, 1996, compared with $38,796 in sales for the Company (including the results of Unified) for the same period ending March 31, 1995. The decrease in sales was primarily due to the reduction in sales of Living Water Eye Lotion while production and packaging of the product was changed to prepare for mass marketing.

The Company experienced a net loss of $77,234 for the period ending March 31, 1996, compared with a net loss of $164,734 for the same period ending March 31, 1995. The decrease in losses is principally attributable to the research and development and consulting expenses that the Company incurred during the three month period ended March 31, 1995.

Costs and expenses for the three months ended March 31, 1996 were $117,450 resulting in a loss from operations for the period of $90,894 compared to costs and expenses for the three months ended March 31, 1995 of $221,468. Costs and expenses included research and development expense of $19,396 and consulting expense of $24,072, substantially most of which was for services performed by the directors, officers and advisors. The increase in selling and administrative expenses for the three months ended March 31, 1996 are due to the Company's continuing efforts in research and development, sales and financial reporting responsibilities. Selling and administrative expenses included approximately $4,800 in rent expense, and $21,000 in legal and accounting fees. The Company has recently begun to aggressively market its health care products.

Management believes that cash on hand and generated from sales of inventory will be sufficient to continue operations for an additional twelve months. Sales for the third quarter ended March 31, 1996 were $26,566 comprised of approximately $900 in eye lotion, $800 in Electronica-2 and $25,300 in contact lenses. Contact lens sales were all overseas and constituted approximately 95% of total sales.

RESEARCH AND DEVELOPMENT.

The Company is conducting research and development in four areas over the next twelve months. Expenditures on research and development will depend upon the financial resources of the Company. Research and development expense recorded for the nine month period ended March 31, 1996 was approximately $43,000.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following:

                 - Living Water Eye Lotion, an eye wash irrigating solution used in cleansing the eye to help relieve irritation, burning, stinging, and itching.

As opposed to "eye lubricants" which contain ingredients which increase viscosity, and "eye redness relievers" which contain viasoconstrictors, the eye wash is designed to enhance eye comfort by irrigating, flushing, and cleansing without interfering with natural functions.

                 -             Marketing a treatment for open angle glaucoma.

Glaucoma is a condition of the eye in where is usually an elevation of the intraocular pressure which may lead to deterioration of the visual fields and ultimately to blindness. The active ingredient in the Company's product (available by prescription only) is pilocarpine, which has been in use for over a hundred years. This new product will be called Pilocarpine LW. The vehicle for pilocarpine is a solution similar to the Company's eye lotion.

                 -             Marketing a hypertonic saline solution.

The Company has developed Hypertonic LW , a saline solution eye drop, used to reduce corneal edema of various etiologies, including the over wearing of contact lenses and healing after photorefractive keratectomy (PRK) surgery. The Solution is similar to Living Water Eye Lotion.

                 -             Marketing a Veterinary Eye Drop.

The Company has developed a Veterinary Eye Drop based on the Living Water technology which has proven effective in cleansing the eyes of dogs and cats (a major problem in certain breeds). Arrangements are being made to market this solution through a veterinary pharmaceutical company. (In addition other veterinary eye solutions are being developed at the request of the above company).

                 - Reconfirming the validity of a Breast Cancer Molecular Diagnostic Test.

The Company is currently testing its molecular probe technology for the detection of breast cancer using paraffin-fixed tissue samples obtained from the Sharp Memorial Hospital, San Diego, CA pathology bank. Data on the histological evaluation of the samples remains with the tissue bank and is revealed to La Jolla Diagnostics only upon the completion of the characterization of each sample using the Company's technology. To date all the samples tested have agreed with the histological diagnosis. Assuming the results remain favorable at the completion of the study, testing will be initiated on fresh and/or fresh-frozen tissue

                 - Developing a Colon Cancer Immunodiagnostic Test for Colon Cancer

The Company is assessing the possibility of developing a diagnostic test specific for patients with colon cancer. In order to confirm the accuracy of this test, the Company is using blood samples from Sharp Rees-Stealy Medical Center of San Diego, and are comparing results from patients with different forms of cancer including pancreatic cancer, liver cancer, colon cancer and cancer of the esophagus.

                 - Developing a Nasal Spray Solution under the direction of Don Brucker.

The Company is continuing the formulation, using its proprietary technology, of various combinations of natural ingredients such as ascorbyl palmitate (fat soluble vitamin C), and beta carotene, to develop a nasal hydrating solution which has the properties of soothing irritated membranes while opening the nasal passages.

                           LA JOLLA DIAGNOSTICS, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996
                                      INDEX

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

ITEM 2  CHANGES IN SECURITIES - NONE

ITEM 3  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5  OTHER INFORMATION

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K: NONE

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LA JOLLA DIAGNOSTICS, INC.

Date:  May 13, 1996                   By:  /s/  Don Brucker
                                         -------------------------------------
                                         President, Chief Executive Officer,
                                         and Chief Financial Officer