Form 10KSB
period 1996-06-30
LA JOLLA DIAGNOSTICS INC
filed 1996-10-15
CIK 945617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________to______________


                         Commission file number 33-93132

                           LA JOLLA DIAGNOSTICS, INC.
                 [Name of small business issuer in its charter]

                   California                                     94-2901715
        (State or other jurisdiction of               (I.R.S. Employer Identification No.)
         incorporation or organization)                              92037
 7777 Fay Avenue, Suite 160, La Jolla, California                  (Zip Code)
    (Address of principal executive office)

        Registrant's telephone number including area code: (619) 454-6790

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
             Securities registered pursuant to Section 12(g) of Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether this issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes      [X]      No       [ ]

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.           [X]

         The issuer's revenues for its most recent fiscal year were $143,977.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold by the registrant outstanding as of June 30, 1996 was $1,923,677.

         The number of shares of the Common Stock of the registrant outstanding as of June 30, 1996 was 7,576,175.

         Documents incorporated by reference and parts of Form 10-KSB into which incorporated: One.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X] THIS REPORT INCLUDES A TOTAL OF 42 PAGES. THE EXHIBIT INDEX APPEARS ON PAGE 41.

PART 1

ITEM 1.  BUSINESS

La Jolla Diagnostics, Inc. (the "Company"), a California corporation (OTC Electronic Bulletin Board, Symbol LAJD) is a medical and healthcare products company. The Company has two divisions, an Ophthalmic Division engaged in developing ophthalmic solutions and related products, and a Diagnostic Division, primarily concerned with the development and marketing of clinical diagnostic products using immunological and molecular biological technologies.

Prior to April 17, 1995, the Company had not engaged in significant business activities since December 31, 1991. As of April 17, 1995, the Company acquired Unified Technologies, Inc. ("Unified"). The Company is now utilizing the business, scientific and technical expertise of the founders of Unified to develop its ongoing business operations. The Company was incorporated April 26, 1983 under the name Women's Health Centers of America, Inc. On February 8, 1990, the Company completed the acquisition of Chemical Dependency Healthcare, Inc. On April 17, 1995, following the acquisition of Unified, the Company change its name to La Jolla Diagnostics, Inc. The Company currently has three subsidiaries, Unified Technologies, Inc., Antisera Associates, Ltd., and Chemical Dependency Healthcare of California, Inc. The discussion of the Company herein refers to the Company and its subsidiaries on a consolidated basis.

The Company's corporate headquarters are located at 7777 Fay Avenue, Suite 160, La Jolla, California 92037 with laboratory facilities in nearby Sorrento Valley at 11107 Roselle, San Diego, California 92121.

The Company's management and scientists have extensive expertise in a wide variety of healthcare areas, including basic science, clinical investigation, product development and dealing with the Food & Drug Administration (FDA).


                           LA JOLLA DIAGNOSTICS, INC.
                           --------------------------

        OPHTHALMIC PRODUCTS                    DIAGNOSTIC PRODUCTS
        -------------------                    -------------------
    -  LIVING WATER EYE LOTION(TM)       -  Antisera Reagents
    -   Glaucoma Drug                    -  DNA Test for Breast Cancer
    -   Veterinary Eye Drop              -  Test for Colon Cancer
    -   HYPERTONIC LW(TM)                -  Myocardial Infarction Predictor
    -   Other Ophthalmic Solutions       -  Other
    -   Nasal Spray
    -   Contact Lenses & Misc.

     OPHTHALMIC DIVISION PRODUCTS

OPHTHALMIC SOLUTIONS

One of the Company's founders, Don Brucker, was a pioneer in the development of soft contact lenses and other ophthalmic products, and using his know-how and reputation, the Company has negotiated for exclusive access to a proprietary technology for the special preparation of ophthalmic solutions. These solutions have certain properties which give them competitive advantages over existing solutions. These solutions include:

LIVING WATER EYE LOTION(TM) (currently being marketed)

LIVING WATER EYE LOTION(TM) is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water.

The solution is a specially borate buffered, sterile isotonic aqueous solution containing sodium chloride. It is preserved with a mild preservative, 0.1% sorbic acid and disodium EDTA (ingredients commonly used in solutions for sensitive eyes). In contrast with:

          - "Eye lubricants," "Artificial Tears," and "Lens Lubricants," which contain ingredients which increase fluid viscosity in an attempt to relieve eye dryness or re-wet contact lenses.

          - "Eye redness relievers," which contain vasoconstrictors which can cause eye problems when used too frequently.

          -  Eye drops, which contain antihistamines to treat allergy symptoms.

LIVING WATER EYE LOTION(TM) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions.

The product has been test marketed for several months and has generally exceeded the expectations of those who have tried it.

PILOCARPINE LW(TM) (future marketing effort and product)

PILOCARPINE LW(TM) is a prescription drug used in the treatment of glaucoma, a condition of the eye in which there is usually an elevation of the intraocular pressure which may lead to deterioration of the visual fields and ultimately to blindness. The condition, more prevalent after the age of forty, is frequently symptomless in its early stages unless it is diagnosed during an eye examination.

The active ingredient in the product, pilocarpine (one of the oldest methods of glaucoma treatment), is in a solution similar to the Company's LIVING WATER EYE LOTION(TM). The properties of LIVING WATER EYE LOTION(TM) make it an exceptional vehicle for the introduction of the pilocarpine to the eye. Presently, the use of pilocarpine (a miotic, i.e., makes the pupil smaller) is limited, because it is uncomfortable to use and is frequently only partially effective. Its use in a LIVING WATER EYE LOTION(TM) type of solution may allow the use of a smaller concentration of pilocarpine, and deminish side effects.

HYPERTONIC LW(TM)  (future marketing effort and product)


HYPERTONIC LW(TM) is a hypertonic saline (2%) agent (eye drop) which may be used to reduce corneal edema (swelling) of various etiologies, including the overwearing of contact lenses, and healing after photorefractive keratectomy
(PRK) surgery.

A hypertonic solution exerts an osmotic gradient greater than that present in body tissues and fluids, so that water is drawn from the body tissue across semi-permeable membranes. Applied topically to the eye, it draws fluid out of the cornea.

Most hypertonic saline agents may cause temporary burning and irritation on instillation. The HYPERTONIC LW(TM) formulation is similar that of LIVING WATER EYE LOTION(TM), and is designed to enhance eye comfort.

VETERINARY EYE DROP

An eye drop based on the LIVING WATER EYE LOTION(TM) technology helps in cleansing the eyes of dogs and cats (a major problem in certain breeds ).

OTHER OPHTHALMIC SOLUTIONS

Several compounds, such as steroids, antibiotics and antioxidants using LIVING WATER EYE LOTION(TM)type of solution as a vehicle are being studied by the Company. As with PILOCARPINE LW(TM) the use of a LIVING WATER EYE LOTION(TM) type solution may offer certain advantages to the user.

MISCELLANEOUS PRODUCTS

The Company has arranged to have contact lenses privately labeled by a large manufacturer under the name of the BRUCKER THIN PROFILE(TM) Soft Contact Lens. This lens is designed to allow the efficient fitting of AN exceptionally versatile contact lens which enables the fitter to stock a small inventory of lenses, and is especially suited for export. Several orders have been shipped to Russia during the past year.

The Company is also working on certain other product related projects, and is test marketing a muscle relaxing device called Electronic-2.

A nasal spray solution using LIVING WATER EYE LOTION(TM) technologies is also being developed, which the Company feels will be a major product.

       DIAGNOSTIC DIVISION PRODUCTS

The Diagnostic Division is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. These products include:

ANTISERA

All clinical diagnostic laboratories that analyze serum for immunoglobulin profiles require at least five antibody reagents: anti-IgG, anti-IgM, anti-IgA, anti-lambda chain and anti-kappa chain for routine clinical analysis of patient serum by immunoelectrophoresis and nephelometry.

The Company is now marketing an inventory of such antisera reagents. The entire inventory was valued by unrelated parties (brokers) as of June 1994 in excess of $4.1 million on a bulk sale basis. These valuations have been substantiated by an independent research scientist as of June 1995 and again as of June 1996. The cost of marketing and processing the antisera for sale has been factored in arriving at the $4.1 million valuation.

In addition to the antisera in inventory, the Company has a large supply of antigen samples which can be used for the continued production of antisera if the company makes the decision to produce additional antisera.

The Company has added three anti-opioid receptor antibodies to its line of Antisera Products, making them available commercially for the first time.

There is good evidence that these anti-bodies, Polyclonal anti-kappa receptor antibodies, Ployclonal anti-mu receptor antibodies and Polyclonal anti-delta receptor antibodies, will prove useful as research immuno-reagents for studies in: 1) AIDS and generalized immunosuppression; 2) autoimmune diseases; 3) habitual drug use; and 4) neuropharmacology.

In addition the Company is adding two new anti-human cytokine antibodies to its research product line. Neutralizing Polyclonal antibodies specific for human Interleukin-6 and Interleukin-8 will now be offered. These cytokines are known to be involved in: 1) the regulation of normal antibody synthesis; 2) autoimmune diseases; and 3) inflammatory responses.

MOLECULAR DIAGNOSTICS  (BREAST CANCER TEST)

The Company is expanding its current technology to develop tests for the DNA fingerprinting by use of gene amplification of certain proteins specifically associated with both primary and metastatic breast cancer tumors.

Potential molecular diagnostic tests include the DNA fingerprinting of tumor biopsies. Breast cancer has been targeted as the first tumor for diagnostic development. This molecular diagnostic method of breast cancer detection has the potential to be intrinsically superior to the present method of identification by histological examination.

The Company's method of finding cancerous tissue may be so sensitive that it can identify small numbers of malignant cells, which could prove critically important in the search for both primary and metastatic tumors which may spread to the lymph system and beyond.

Tissue samples have been tested using the Company's Breast Cancer DNA fingerprinting, and preliminary results of a blinded study confirm the specificity and sensitivity of the technology.

The Company anticipates beginning clinical trials of its breast cancer markers soon, with the objective of receiving clearance from the FDA to market the product in a diagnostic test.

Ultimately this DNA fingerprint technology could be developed for many other tumor types.

IMMUNODIAGNOSTICS (COLON CANCER TEST)

Immunodiagnostic tests are frequently used by clinical diagnostic laboratories for the diagnosis of cancer, autoimmune and infectious diseases. A list of potential tests have been identified by the Company and several have been selected for possible development. The serologic diagnostic test for colon cancer will be the first in the lit to be developed.

The test uses Enzyme-Linked Immunosorbent Assay (ELISA) technology, and appears to have a specificity for colon cancer.

The Company has access to clinical serum samples recruited from patients to validate the test in cooperation with clinicians at Sharp Rees-Stealy Medical Center in San Diego (which has a Certificate of Approval from the Western International Review Board to collect samples).

Preliminary results from a small number of samples are encouraging, and the Company has made the decision to expand the study. If the results continue to be positive, the Company plans to proceed with clinical trials leading towards FDA clearance to market the product as an immunodiagnostic test.

MYOCARDIAL INFARCTION PREDICTOR

The Company is filing for patent application on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. The company intends to market an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style.

DOMESTIC MARKET, OPHTHALMIC DIVISION

LIVING WATER EYE LOTION(TM)

LIVING WATER EYE LOTION(TM) falls under the category of an OTC eye wash or irrigating solution. It can be used BY anyone who wishes to cleanse the eye to relieve irritation, burning, stinging or itching. However, because of its superior qualities it is frequently being used in place several different types of OTC eye solutions including vasoconstrictors such as Visine, astringents such as Murine, and lubricating agents or artificial tears. The total OTC ophthalmic solution market in the Untied States is in the hundreds of millions of dollars.

Major ophthalmic solution suppliers include Allergan, Alcon Laboratories (a subsidiary of Nestle), Bausch and Lomb, Ciba Vision Corp., IOLab (a subsidiary of Johnson & Johnson), Merck, Pharmacia Ophthalmic and Pilkington Barnes-Hind.

Therefore, though LIVING WATER EYE LOTION(TM) compares favorably with other OTC eye solutions, the Company does nOT intend to compete with the brand leaders. In addition to traditional sales and marketing efforts, it intends to use existing specialized distributors and marketing channels which it has identified, and who have specialized capabilities and/or interests. These channels include the Internet, multi-level marketing groups, and certain other consumer groups with special needs.

PILOCARPINE LW(TM)

It is estimated that over 2 million people suffer from glaucoma in the United States, with almost 80,000 Americans blind from the condition, making it the nation's leading cause of preventable blindness.

There are many glaucoma medications on the market. Existing products have unpleasant side effects, such as, blurred vision, burning eyes, conjunctivitis, headaches and heart palpitations. The leading glaucoma product is Timoptic by Merck with sales estimated of $175 million in the United States, and $395 million worldwide.

Because Pilocarpine LW contains a low concentration of this active ingredient in a solution similar the Company's Living Water Eye Lotion(TM), it should be well accepted by both patients and opthalmologists who will prescribe it.

HYPERTONIC LW(TM)

In addition to being used as a "first aid" treatment in cases of corneal edema caused by the overwearing of contact lenses, HYPERTONIC LW(TM) is suitable for use on a standard prophylactic basis for a period of weeks or months on a post-PRK patient.

VETERINARY EYE DROPS

The domestic market for veterinary ophthalmic solutions is a highly fragmented market estimated at $10.8 million in annual revenues. The Company believes its eye drop, which is especially effective in cleansing the eyes of dogs and cats (a major problem in certain breeds), will capture a significant portion of the market.

OTHER OPHTHALMIC SOLUTIONS

The properties of LIVING WATER EYE LOTION(TM) would benefit many other types of ophthalmic solutions, and while the volume of use of many of these solutions is not great because they are usually not used chronically, they may make profitable niche markets of several million dollars each.

CONTACT LENSES

The domestic contact lens market is crowded and competitive and the Company has no plans to market any lenses now available in this country.

                      DOMESTIC MARKET, DIAGNOSTIC DIVISION

ANTISERA PRODUCTS

The primary users of antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where anti-IgG, anti-IgM and anti-IgA antibody reagents are used in large volume. Smaller volumes of the anti-IgD and anti-IgE are in demand because the IgD and IgE antigens are rarer.

Although there are many immunological reagent suppliers, there is an apparent inadequate number of primary manufacturing suppliers of certain types of top-quality highly purified antibodies which are needed for basic research and clinical immunological assays. The Company has the capacity to further purify antigens as needed, should the demand justify it.

CANCER DIAGNOSTIC PRODUCTS

Based on the estimated sales for a single serum test being marketed for prostate cancer, the combined estimated sales of diagnostic tests for the cancers listed below exceeded $250 million in 1993 in the United States, and has increased since then. As new tests are developed that are more accurate and more specific the market will expand accordingly.

There were over $70 million of prostatic specific antigen (PSA) test kits for prostatic cancer distributed by the PSA kit manufacturers in the United States during 1992, when the product was still in an introductory phase.

Estimated New Cancer Cases and Cancer Deaths for 1993  (American Cancer Society)

          SITE OF CANCER               ESTIMATED NEW CANCER CASES        ESTIMATED
          --------------                         (000'S)            CANCER DEATHS (000'S)
                                       --------------------------   ---------------------

              Breast                               183                        46
              Ovary                                 22                        13
           Colon-Rectum                            152                        57
               Lung                                170                       149
             Bladder                                52                        10
                                                   ---                       ---
     TOTAL FOR SELECTED SITES                      579                       276

BREAST CANCER MOLECULAR DIAGNOSTIC TEST

The incidence of breast cancer among women appears to be increasing. In the l970s, one in twenty women could expect to experience the condition during their lifetime. Today the incidence has increased to one in eight. The present method of cancer detection is the histological examination of tissue.

The Company's DNA fingerprinting diagnostic test could be used on all breast tumor biopsies submitted for diagnostic analysis as a confirmatory test for malignant tissue.

In addition, because of its sensitivity, the Company's breast cancer marker test should have special value in determining if a malignant tumor has metastasized to the lymph glands, where a small number of cancerous cells might be overlooked during a histological exam.

Ultimately, all pathologists, clinical diagnostic laboratories, and hospital laboratories involved in breast cancer detection would be potential customers for the Company's product.

COLON CANCER IMMUNODIAGNOSTIC TEST

There are approximately 150,000 new occurrences of Colorectal Cancer each year in the United States and 60,000 deaths, making it second only to lung cancer as a cause of death from cancer.

Several key immune system components are already being measured already using ELISA-based technology. These tests report the presence of the antigen for which the substance is being tested.

The Company's colon cancer serologic test using ELISA technology appears to be very specific to colon cancer. If the specificity of the preliminary study continues to hold true, the test may become a screening test to be used in conjunction with routine physical examinations.

Ultimately, all 4,000 general medical diagnostic laboratories and all hospital laboratories would be targeted customers for the product.

MYOCARDIAL INFRACTION PREDICTOR

The Company's myocardial infarction risk factor predictor for mature people has the potential for broad use, especially in a managed care environment where the cost saving advantages of disease prevention are stressed.

                              INTERNATIONAL MARKETS

OPHTHALMIC SOLUTIONS

Because of the unique properties of its ophthalmic solutions, the Company believes it will find a ready market overseas. The Company has had numerous discussions with a Japanese pharmaceutical group which is interested in the Company's products for purchase and resale. The Japanese market OTC and RX ophthalmic solutions is estimated to be several hundred million dollars per year.

Initially contacts have been made with certain groups located in Asia and Europe. Several groups in Mexico and Latin America have expressed interest with respect to these products.

CONTACT LENSES

The Company's contact lenses and fitting philosophy are customized for export. The Company's Russian distributor is currently ordering several thousand lenses a month.

DIAGNOSTIC PRODUCTS

The entire world of in vitro diagnostic products market is reported to be approximately $7 billion, with the United States approximately $3.7 billion.

It is possible to export diagnostic products and kits prior to receiving final FDA clearance if permission is given by the foreign governments involved. FDA approval would further facilitate the large scale export from the United States of the Company's diagnostic kits.

RESEARCH AND DEVELOPMENT

The Company is maintaining an active research and development program in the areas of ophthalmic products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

REGULATORY AFFAIRS

As a manufacturer, importer and distributor of medical products, the Company is subject to various regulations of the FDA, and various state and foreign health regulatory agencies. The FDA has promulgated regulations to which the Company must adhere relating to the effectiveness and safety of the Company's products. These regulations include, but are not limited to, pre-market approval regulations, manufacturing and quality assurance procedures, and conditions and procedures under which investigation of new products or new uses may be conducted. The Company's antisera products do not require FDA approval for its use as research reagents. The Company's diagnostic tests may require submission to the FDA as a pre-marketing application (PMA) for a new type of diagnostic product or a pre-market notification under Section 510(k) for any diagnostic product which is substantially similar to an existing product with FDA approval. Some of the Company's diagnostic tests now in the planning stage are unique, and therefore, will require clinical trials to prove its efficacy before a PMA can be submitted to the FDA.

The Company estimates the total time for clearance for each test will be between two and three years. However, it is possible that diagnostic products which are unique and life saving could receive a fast track registration which would significantly shorten the time needed for FDA approval. The Company believes that its molecular diagnostic kit for the identification of breast cancer and its immunodiagnostic kit for ulcerative colitis might qualify for fast track treatment. However, for planning purposes, it is assumed that the FDA would follow a traditional approval process.

Ophthalmic solutions do not require FDA clearance if they fall into certain OTC or generic categories. Other types do require pre-clearance. The Company's products will fall into both categories. The Company may search for a pharmaceutical company to enter into a joint venture for the development of products requiring full FDA pre-clearance.

The Company believes its long-term success will be partially dependent on its ability to efficiently gain approval on the products which will require FDA pre-clearance. The Company's Chief Executive Officer has had substantial experience in dealing with FDA registration and regulation requirements.

PATENTS, TRADE SECRETS AND LICENSES

Proprietary protection for the Company's products, processes and know-how is important to the Company's business. Thus, the Company plans to aggressively prosecute and defend its proprietary technology. The Company intends to file patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

The Company currently holds no patents and has not yet filed any patent applications, though it is processing an application on it's Myocardial Infarction Predictor.

The Company has an exclusive license agreement to market LIVING WATER(TM) eye and nasal products from the developer and founder of this technology, who holds a patent pending on such technology, however not yet issued.

The patent positions of medical product firms, including the Company's, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company may prosecute its patent applications with the United States and foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent applications or that it was the first to file patent applications for such inventions.

There can be no assurance that patents, if issued, would be held valid by a court of competent jurisdiction. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company.

There can be no assurance that the patent applications, if any, will result in patents being issued or that if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent.

The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets.

HUMAN RESOURCES

As of June 30, 1996, the Company had three full-time employees and utilized the services of five part-time personnel, of whom four were engaged in research, development and manufacturing, and three in marketing, customer service and general administration. The Company's research and development staff, which includes four degreed professionals, is largely made up of professionals working as independent contractors, who perform their services in exchange for Common Stock and Warrants. See "Management, Consultants and Advisors." None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

The success of the Company in its research and development of medical products is dependent upon the experience and know-how of its key scientific and technical personnel.


ITEM 2.  PROPERTY

The corporate headquarters of the Company are located at 7777 Fay Avenue, Suite 160, La Jolla, California 92037. The facilities are approximately 1,300 square feet and are leased at approximately $1,900 per month. The lease is for 24 months with an option to renew. As of this date, the Company has 12 months left on this lease.

The Company's laboratory facility of approximately 1,200 square feet is located at 11107 Roselle St., San Diego, California 92121 (the Sorrento Valley Facility). The Company leases the Sorrento Valley Facility at a current monthly rate of $3,250 through September 30, 1996 at which time the rent will increase to $3,500. The Company's 2-year renewal option will expire on September 30, 1997. The Company has the right to renew this lease on a year-to-year basis. The Company expects to renew the lease at approximately the same rental.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual shareholder meeting on September 18, 1996 at which time the following matters were presented to the security holders regarding ratification by the Board of Directors, increasing the authorized number of shares of common stock from 10,000,000 to 50,000,000, authorizing an Incentive Bonus and Stock Option Plan and approving the auditors.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

No public trading market exists for the Common Stock of the Company. At September 15, 1996, there were over 500 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception nor does it intend to for the future. The Company currently intends to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The Company has not had significant revenues from operations in each of its last three fiscal years and is believed to still be in its development stage. The Company's business is divided into two separate, distinct operations: the Diagnostic Division and the Unified Technologies Division.

PLAN OF OPERATIONS

Financial Resources

At June 30, 1996 and 1995, the Company had current assets of $131,616 and $88,418 (including cash of $28,083 and $20,358) and inventory of $4,151,885 and $4,154,181 ($4,140,579 and 4,142,784 of which constituted the inventory of antisera) for both periods, respectively. The antisera inventory was the result of fifteen years of work by the late Dr. James Plummer, a well-known San Diego immunologist. On June 8, 1994, Unified acquired the inventory from the Plummer Family Trust in exchange for 1,065,940 shares of Unified common stock along with warrants to purchase an additional 120,000 shares of Unified stock at $0.10 per share (532,970 shares of the Company's common stock along with warrants to purchase an additional 60,000 shares at $0.20 per share, after giving effect for the subsequent 1 for 2 shares of Unified stock exchanged in the merger). The purchase was recorded at Unified's cost, the fair value of the inventory received for the stock of $4,142,784 based on the valuation of the antisera as of June 8, 1994; equivalent to $7.77 per share for the common stock received by the Plummer Family Trust. The inventory was transferred at historical cost to La Jolla Diagnostics, Inc. on April 17, 1995, the date of the acquisition of Unified, as the business combination was recorded under the pooling of interest method.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. In addition, the Company has antigen samples which can be used for the continued production of antisera once the existing antisera reagent inventory is sold. The Company intends to purify and package the antisera in individual commercial quantities and offer it for sale to the medical and scientific communities.

In addition, from time to time, the Company may use its Antisera in producing certain diagnostic tests, which it intends to market.

The antisera and antigen samples are kept frozen and have a shelf life in excess of twenty years. Since the Company intends to market and sell the antisera reagents over the next four years, there is not expected to be any obsolescence or deterioration of the inventory.

There might be a modest change in titre (concentration) over a prolonged period of time. During May and June 1995, the Company began to advertise the antisera for sale in a variety of trade magazines. Through June 30, 1996 and 1995, antisera sales were approximately $3,100 and $3,000. The net (decrease)/increase in inventory of ($2,300) and $5,510 at June 30, 1996 and 1995, respectively, relates to the Company's inventory levels of its Electronica-2 muscle relaxer and Living Water(TM) Ophthalmic Solutions, which are maintained at a fairly constant inventory level of approximately $10,000 to $15,000.

Management has carefully considered whether inventory is stated above market, as defined in ARB 43, and whether a loss would need to be recognized. The Company has concluded, that the current market price for the antisera reagent has not dropped below cost. Even considering the fact the Company is marketing the antisera at 90 percent of comparable published prices and costs of disposal of up to $600,000, the Company has concluded that the market value is in excess of its original cost as of June 30, 1996.

Management believes that cash on hand and generated from sales of inventory will be sufficient to fund operations for an additional twelve months. Sales for the years ended June 30, 1996 and 1995 were $143,977 and $131,091, comprised of $17,005 and $30,516 in eye lotion, $1,485 and $3,636 in Electronica-2's, $75 and $3,129 in antisera sales, and $123,647 and $93,835 in contact lenses, respectively, for each period. Contact lens sales were all overseas and constituted approximately 95 and 72 percent of total sales, respectively, for each period reported.

Costs and expenses for the twelve months ended June 30, 1996 and 1995 were $662,480 and $1,474,884 resulting in a loss from operations for the period of $518,503 and $1,343,793, respectively. Costs and expenses included consulting services of $105,808 and $760,533, and research and development expense of $82,951 and $443,017, substantially all of which was for services performed by the directors, officers and advisors identified in the section "Management", who accepted as compensation for such services common stock and warrants to acquire common stock of the Company. See "Executive Compensation - Stock Awards and Performance Warrants."

The increase in selling and administrative expenses for the years ended June 30, 1996 and 1995 are due to the Company's increase in research and development, sales, and financial and reporting responsibilities. Selling and administrative expenses included; $113,993 and $72,842 salaries, $45,564 and $30,703 rent, $123,479 and $60,669 legal and accounting fees, $15,158 and $25,500 advertising, and $175,580 and $(7,046) in miscellaneous other expenses (for the year ended June 30, 1995 miscellaneous other expenses included a $30,000 credit received from CDHC's previous officers commensurate with the Company's reverse merger), respectively.

Valuation of Antisera Inventory

The Company believes an active market exists for its antisera inventory. The level of sales of the antisera inventory is directly dependent on marketing efforts. An aggressive marketing campaign could result in a rapid turnover of the inventory at favorable prices. As the Company emerges from its development stage, management intends to focus more on marketing and sales of the antisera inventory.

Since the Company became active in April 1995, sales of antisera have totaled $3,344. The profit realized upon these sales, after direct costs, was $1,098 resulting in a gross margin of 32 percent. The antisera was not marketed by the Company's predecessor, Unified, which acquired the inventory on June 8, 1994.

Material Uncertainties Affecting Liquidity and Value of Antisera Inventory

In addition to the factors which might affect the value of the antisera inventory discussed in "Risk Factors," above, there are other factors which might affect the value of the antisera inventory.

The Company's ability to increase sales of antisera depends heavily on the success of its marketing strategy, which includes, among other things, advertising in research journals and directly mailing brochures listing the Company's inventory and sale prices to research facilities. There can be no assurance that potential consumers of antisera will commit to purchase the Company's inventory at the Company's current list prices. A price reduction could result in a negative adjustment to the value of the antisera inventory.

Competition in the area of antisera sales could also have a significant impact on the value of the antisera. The Company is competing against approximately 500 other marketers of immunologic and biologic reagents, including some of the largest healthcare companies in the United States. While increases in biological research have increased the demand for antisera, there could also be an increase in the number of antisera providers hoping to serve the growing market. If the supply of antisera outpaces the increased demand, the value of the inventory could drop. Similarly, declines in biological research due to funding deficiencies or other causes beyond the control of the Company could result in decreased demands and lower inventory values. Further, innovations in research techniques could lessen demand for antisera or reduce production costs, either of which could negatively impact the value of the inventory.

Summary of Prior Product Research and Development

The Company plans to conduct significant research and development in several areas over the next twelve months. Expenditures on research and development will depend upon the financial resources available to the Company. Research and development expense recorded for the period July 1, 1994 to June 30, 1995 was $443,017, most of which were services performed by related parties and recorded as related party payables.

Antisera Associates

The Company has a 75 percent interest in Antisera Associates, Ltd., which was formed on December 21, 1994. Antisera Associates, Ltd. was formed to market, sell and distribute the antisera inventory.

The partnership was formed when the Company sold $1,000,000 of antisera inventory to Sogery Trust, an unrelated entity, for $100,000 in cash and a note for $900,000. Following the sale, the Company contributed its remaining $3,142,784 of antisera inventory for its 75 percent interest, and Sogery Trust contributed its $1,000,000 of inventory for a 25 percent interest in the partnership.

The minority interest has been accounted for under the "parent company theory" in the consolidated balance sheet. Under this approach, the minority interest is not considered part of stockholders' equity, and is disclosed in the consolidated balance sheet between the liability section and the stockholders' equity section..

Expected Purchases or Sales of Plant and Significant Equipment

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months.

Expected Changes in Number of Employees

The Company plans to add additional employees over the next twelve months as its research and development effort increases, and its sales of solutions, diagnostic kits and miscellaneous products expand. Four people are expected to be added in sales, marketing and administrative, four estimated in the laboratory for both research and development projects and the production of antisera, and one to handle regulatory matters. In addition, consultants and part-time or temporary employees may be used on specific projects.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business.

Fiscal Years Ended June 30, 1996 and 1995

On a consolidated basis, the Company had sales totaling $143,977 for the year ended June 30, 1996, compared with $131,091 in sales for the Company for the same period ending June 30, 1995. The increase in sales resulted from increased sales of contact lenses and eye solutions.

The Company experienced a net loss of $454,479 for the twelve-month period ended June 30, 1996, compared with a net loss of $1,119,064 for the same period ended June 30, 1995. The increase in losses is principally attributable to increased expenditures related to research ($82,951 for the twelve-month period ended June 30, 1996) and consulting fees ($105,808 for the twelve-month period ended June 30, 1996). See "Plan of Operation -Financial Resources," above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private placements of common stock, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree, sales. Based on its current operating plans, capital expenditures necessary to support the further development and marketing of the Company's products through July 1997 are expected to exceed cash generated from operations. The Company anticipates, however, that the proceeds from private placements of stock and exercise of warrants, together with existing capital and revenues from product sales will be sufficient to finance its operations and working capital requirements for at least twelve months. See "Plan of Operation -- Financial Resources."

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


                                                                                              PAGE
                                                                                              ----
Report of Independent Accountants                                                              21
Financial Statements:

         Consolidated Balance Sheets as of June 30, 1996 and 1995                              22

         Consolidated Statements of Operations for the years ended June 30, 1996               23
         and 1995, and cumulative totals for development stage operations from
         December 3, 1993 (date of recommencement) through June 30, 1996

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for              24
         the years ended June 30, 1996 and 1995, for the period December 3, 1993
         (date of recommencement) through June 30, 1994, and for the period July
         1, 1993 through December 2, 1993

         Consolidated Statements of Cash Flows for the years ended June 30, 1996               25
         and 1995, and cumulative totals for development stage operations from
         December 3, 1993 (date of recommencement) through June 30, 1996

         Notes to Consolidated Financial Statements                                            26-34

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of La Jolla Diagnostics, Inc. (a California corporation) and subsidiaries (Note A) as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1996 and 1995, and cumulative totals for development stage operations from December 3, 1993 (date of recommencement) through June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Diagnostics, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of operations and their cash flows for the years ended June 30, 1996 and 1995, and cumulative totals for development stage operations from December 3, 1993 (date of recommencement) through June 30, 1996 in conformity with generally accepted accounting principles.



Harlan & Boettger
San Diego, California
October 3, 1996

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1996 AND 1995

                             ASSETS
                                                                                     1996              1995
                                                                                 ------------      ------------

     CURRENT ASSETS:

          Cash                                                                   $     28,083      $     20,358

          Accounts receivable                                                           1,729            29,115

          Advances to officer                                                           1,156             5,659

          Interest receivable                                                         100,648            33,286
                                                                                 ------------      ------------
                       TOTAL CURRENT ASSETS                                           131,616            88,418

     INVENTORY (Note E)                                                             4,151,885         4,154,181

     PROPERTY & EQUIPMENT, net                                                         43,248            13,889

     NOTE RECEIVABLE (Note D)                                                         900,000           900,000

     OTHER ASSETS                                                                      13,819            68,109
                                                                                 ------------      ------------
                                                                                 $  5,240,568      $  5,224,597
                                                                                 ============      ============
                           LIABILITIES & STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:

          Accounts payable                                                       $    178,528      $    104,063

          Accrued expenses                                                             37,385             5,995

          Lease obligations, current portion (Note H)                                   2,836             2,136

          Loans payable (Note G)                                                       99,279            42,341
                                                                                 ------------      ------------
                       TOTAL CURRENT LIABILITIES                                      318,028           154,535

     LEASE OBLIGATION, non-current portion (Note H)                                     8,928             6,354

     MINORITY INTEREST                                                                791,992           804,481

     STOCKHOLDERS' EQUITY:

          Common stock, no par value (10,000,000 shares authorized,
          7,576,175 and 6,342,894 shares issued & outstanding, respectively)       11,304,740        10,919,115

          Additional paid-in capital (Note N)                                         831,247           900,000

          Preferred stock, no par value (5,000,000 shares authorized, no
          shares issued)                                                                   --                --

          Retained deficit ($1,603,848 and $1,149,369 deficit accumulated during development stage begun December 3, 1993, respectively)
          (Note B)
                                                                                   (8,014,367)       (7,559,888)
                                                                                 ------------      ------------
                       TOTAL STOCKHOLDERS' EQUITY                                   4,121,620         4,259,227
                                                                                 ------------      ------------
                                                                                 $  5,240,568      $  5,224,597
                                                                                 ============      ============

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          JUNE 30, 1996 AND 1995, AND CUMULATIVE TOTALS FOR DEVELOPMENT
                     STAGE OPERATIONS FROM DECEMBER 3, 1993
                 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1996

                                                                                   DEVELOPMENT
                                                                                   STAGE ENDED
                                                    JUNE 30,         JUNE 30,         JUNE 30,
                                                      1996             1995            1996
                                                  -----------      -----------      -----------
                                                                                      (NOTE B)
     NET SALES (Note M)                           $   143,977      $   131,091      $   281,399

     COSTS AND EXPENSES:
          Cost of products sold                       106,080           87,195          195,687
          Selling and administrative expenses         359,781          182,668          549,965
          Research and development                     82,951          443,017          525,968
          Consulting services                         105,808          760,533          866,341
          Depreciation and amortization                 7,860            1,471            9,479
                                                  -----------      -----------      -----------
              TOTAL COSTS & EXPENSES                  662,480        1,474,884        2,147,440
                                                  -----------      -----------      -----------
     LOSS FROM OPERATIONS                            (518,503)      (1,343,793)      (1,866,041)

     OTHER INCOME AND EXPENSES:
          Interest income                              67,361           33,286          100,647
          Interest expense                            (13,427)          (1,676)         (15,103)
          Minority interest                            12,490          195,519          183,049
                                                  -----------      -----------      -----------
              TOTAL OTHER INCOME & EXPENSES            66,424          227,129          268,593
                                                  -----------      -----------      -----------
     LOSS BEFORE INCOME TAXES                        (452,079)      (1,116,664)      (1,597,448)

     PROVISION FOR INCOME TAXES (Note I)                2,400            2,400            6,400
                                                  -----------      -----------      -----------
     NET LOSS (Note B)                            $  (454,479)     $(1,119,064)     $(1,603,848)
                                                  ===========      ===========      ===========

     NET LOSS PER COMMON SHARE (Note F)           $     (0.07)     $     (0.19)     $     (0.28)
                                                  ===========      ===========      ===========

     AVERAGE COMMON SHARES OUTSTANDING              6,678,171        5,810,227        5,766,482
                                                  ===========      ===========      ===========

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
  YEARS ENDED JUNE 30, 1996 AND 1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1994, AND FOR THE PERIOD JULY 1, 1993
                            THROUGH DECEMBER 2, 1993


                                                                                                         TOTAL
                                                                                                     STOCKHOLDERS'
                                             COMMON STOCK            ADDITIONAL                        EQUITY
                                                                       PAID-IN        RETAINED          ------
                                         SHARES         AMOUNT         CAPITAL         DEFICIT         (DEFICIT)
                                        ---------     -----------     ---------      -----------      -----------

BALANCE, JUNE 30, 1993                    611,644     $ 6,370,919     $      --      $(6,408,367)     $   (37,448)

     Net loss incurred prior to
     development stage operations              --              --            --           (2,152)          (2,152)
                                        ---------     -----------     ---------      -----------      -----------
BALANCE, DECEMBER 2, 1993                 611,644       6,370,919            --       (6,410,519)         (39,600)

     Issuance of stock for cash         4,205,780           8,412            --               --            8,412

     Issuance of stock for
     inventory (Note D)                   532,970       4,142,784            --               --        4,142,784

     Net loss incurred during
     development stage operations              --              --            --          (30,305)         (30,305)
                                        ---------     -----------     ---------      -----------      -----------
BALANCE, JUNE 30, 1994                  5,350,394      10,522,115            --       (6,440,824)       4,081,291
     Issuance of stock in private
     placement                            590,500         236,200            --               --          236,200

     Issuance of stock for services       402,000         160,800            --               --          160,800

     Additional paid-in capital
     from non-cash related party
     transaction (Note N)                      --              --       900,000               --          900,000

     Net loss incurred during
     development stage operations              --              --            --       (1,119,064)      (1,119,064)
                                        ---------     -----------     ---------      -----------      -----------
BALANCE, JUNE 30, 1995                  6,342,894      10,919,115       900,000       (7,559,888)       4,259,227
     Conversion of common stock
     warrants                             695,781         220,625            --               --          220,625

     Issuance of stock for services       225,000          40,000            --               --           40,000

     Issuance of stock in private
     placement                            312,500         125,000            --               --          125,000

     Deferred offering costs                   --              --       (68,753)              --          (68,753)

     Net loss incurred during
     development stage operations              --              --            --         (454,479)        (454,479)
                                        ---------     -----------     ---------      -----------      -----------
BALANCE, JUNE 30, 1996                  7,576,175     $11,304,740     $ 831,247      $(8,014,367)     $ 4,121,620
                                        =========     ===========     =========      ===========      ===========

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1996 AND
        1995, AND CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS FROM
         DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1996

                                                                                                        DEVELOPMENT
                                                                       JUNE 30,       JUNE 30,          STAGE ENDED
                                                                        1996            1995            JUNE 30, 1996
                                                                        ----            ----            -------------
                                                                                                          (NOTE B)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $  (454,479)       $(1,119,064)       $(1,603,848)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                      7,860              1,471              9,479
     Minority interest                                                (12,489)           704,481            691,992
     Issuance of stock for services                                    40,000            160,800            200,800
     Additional paid-in capital from non-cash related party
     transaction (Note N)                                                --              900,000            900,000
     Changes in assets and liabilities:
       (Increase)/decrease in inventories                               2,296             (5,510)            (9,101)
       (Increase)/decrease in accounts receivable                      27,386            (29,115)            (1,729)
       Increase in other assets                                       (15,123)           (67,015)           (83,147)
       Increase in interest receivable                                (67,362)           (33,286)          (100,648)
       Increase in notes receivable                                      --             (900,000)          (900,000)
       Increase in accounts payable and accrued expenses              105,883             94,646            213,762
                                                                  -----------        -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                (366,028)          (292,592)          (686,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for property and equipment                    (31,209)            (5,308)           (36,840)
   Advances (to)/from officer                                           4,503             (4,759)              (256)
                                                                  -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                                 (26,706)           (10,067)           (37,096)
                                                                  -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             345,625            236,200            590,237
   Payments on related party debt                                        --              (42,481)           (38,901)
   Payments on capital lease obligations                               (2,076)              (791)            (2,867)
   Proceeds from notes payable, net                                    56,910             29,969             99,279
   Proceeds from minority interest in partnership                        --              100,000            100,000
                                                                  -----------        -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                      400,459            322,897            747,748
                                                                  -----------        -----------        -----------
NET INCREASE IN CASH                                                    7,725             20,238             28,032
CASH AT BEGINNING OF PERIOD                                            20,358                120                 51
                                                                  -----------        -----------        -----------
CASH AT END OF PERIOD                                             $    28,083        $    20,358        $    28,083
                                                                  ===========        ===========        ===========

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION AND BASIS OF CONSOLIDATION:

         La Jolla Diagnostics, Inc., a California corporation (the "Company") was incorporated on April 26, 1983 as Women's Health Centers of America, Inc. On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. On April 17, 1995, the Company acquired Unified Technologies, Inc. and changed its name to La Jolla Diagnostics, Inc. The Company has two wholly-owned subsidiaries, Unified Technologies, Inc. (UTI) and Chemical Dependency Healthcare of California, Inc. (CDHC) and a 75 percent ownership interest in Antisera Associates, Limited, a California limited partnership. The Company is still considered a development stage business (see Note B).

         The consolidated financial statements include the accounts of La Jolla Diagnostics, Inc. and its subsidiaries. Minority interest represents the minority partner's share of the equity in Antisera Associates, Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

         BASIS OF ACCOUNTING:

         The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles.

         INVENTORY:

         Inventory consists of medical and healthcare products, and the antisera products. The inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT:

         Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of five years. Property and equipment is shown net of accumulated depreciation of $8,223 and $1,023 for the years ended June 30, 1996 and 1995, respectively.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         OTHER ASSETS:

         Other assets consist of deferred offering costs, organizational costs net of accumulated amortization of $1,140 and $480, respectively, and deposits.

         Deferred offering costs include the costs associated with the proposed initial public offering of $58,152 through June 30, 1995. During the year ended June 30, 1996, $68,753 of these costs related to the initial public offering were netted against the gross proceeds received from the public offering.

         INCOME TAXES:

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for net operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

         USE OF ESTIMATES:

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from these estimates.

B.       DEVELOPMENT STAGE BUSINESS:

         The Company is a development stage business engaged in the development and sale of medical products. The Company researches, develops, manufactures and markets various healthcare products and provides certain laboratory services. The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions. The Company has recommenced its operations, however, revenues generated to date have been primarily related to the sale of ancillary products to foreign markets.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

B.       DEVELOPMENT STAGE BUSINESS:  (CONTINUED)

         Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations. The following information details the deficit accumulated during the development stage and the related losses:

         Retained deficit as of June 30, 1996 and 1995 consists of the following:

                                          1996                1995
                                          -----               ----

Deficit accumulated during the
development stage                      $(1,603,848)       $(1,149,369)
Deficit accumulated prior to the
development stage                       (6,410,519)        (6,410,519)
                                       -----------        -----------
                                       $(8,014,367)       $(7,559,888)
                                       ===========        ===========


         The Company has restated common stock to reflect the reverse stock split as a result of the merger (Note F). For the years ended June 30, 1996, 1995 and 1994, changes in stockholders' equity (deficit) reflect activity incurred during the development stage period.

C.       ACQUISITIONS:

         On April 17, 1995, Chemical Dependency Healthcare of California, Inc.
         (CDHC) acquired 100 percent of the outstanding stock of UTI by issuing 4,938,750 shares of its no par value common stock in exchange for 9,877,500 shares of UTI common stock. This stock exchange resulted in UTI shareholders receiving one share of CDHC common stock for every two shares of UTI common stock held. The business combination has been accounted for under the pooling of interests method. Effective April 17, 1995, the Company changed its name from Chemical Dependency Healthcare of California, Inc. to La Jolla Diagnostics, Inc.
         (Note A).

         Under the pooling of interests method, UTI's results of operations have been included in the consolidated results of operations since the date of its inception, December 3, 1993, and the assets and liabilities of the separate companies have been combined and are recorded at their historical cost based amounts. Since CDHC was inactive and had no assets or operations for any reported periods prior to the merger, the consolidated results of operations consist solely of UTI's operations prior to the date of combination and the basis of accounting used by UTI has continued and accordingly, no adjustments were necessary to change to different accounting methods. The operations subsequent to the merger relate to the continuing development stage activities, which relate primarily to the development and sale of medical healthcare products (Note B).

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

C.       ACQUISITIONS: (CONTINUED)

         In July 1994, UTI merged with Pathfinder Holding Corporation (Pathfinder), a Nevada publicly-held shell corporation, in which Pathfinder was to be the surviving entity. However, after the merger was completed, certain unintentional misrepresentations concerning the SEC registration status of Pathfinder's stock were discovered, resulting in an agreement among the parties to rescind the merger. Accordingly, on February 10, 1995, the merger was rescinded and all the assets and liabilities of the Company existing prior to the merger, as well as all assets acquired and obligations created after the merger were transferred to UTI. In exchange for the recision and the rights to the name Pathfinder Holding Corporation, the Company issued warrants to purchase an aggregate of 678,300 shares of the Company's common stock at an exercise price of the greater of $1.00 or 50 percent of the average trading price for the five days prior to exercise.

D.       FORMATION OF ANTISERA ASSOCIATES, LTD.

         On December 21, 1994, the Company sold $1,000,000 of antisera inventory to Sogery Trust , an unrelated entity, for $100,000 in cash and a note receivable of $900,000 secured by the inventory. Following the sale, the Company and Sogery Trust formed Antisera Associates, Ltd., whereby the Company contributed $3,142,784 of antisera inventory for a 75 percent interest and Sogery Trust contributed its $1,000,000 of inventory for a 25 percent interest in the partnership.

         The $900,000 note receivable from Sogery Trust bears interest at 7 percent annual rate with principal payments of $112,500, $270,703, $322,998 and $193,799 due in fiscal years 1996, 1997, 1998 and 1999, respectively. As of the financial statement date no receipts of principal and interest have been received by the Company.

         The antisera was purchased by UTI on June 8, 1994 from a private family trust in bulk form for total consideration valued at $4,142,784 consisting of 532,970 shares of the Company's common stock (with an effective share price of $7.77 per share), along with warrants to purchase an additional 60,000 shares at $0.20 per share (after giving effect for the 1 for 2 shares of UTI stock exchanged in the UTI merger). During the time period subsequent to the exchange of the Company's common stock for the antisera inventory, the Company had numerous cash sales of common stock. These shares sold through a private placement, the average share value approximated $0.40 per share.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

E.       INVENTORY:

         Inventory as of June 30, 1996 and 1995 is comprised of the following:

                                              1996                       1995
                                              ----                       ----
                  Antisera products          $4,140,579                 $4,142,784
                  Healthcare products            11,306                     11,397
                                             ----------                 ----------
                                             $4,151,885                 $4,154,181
                                             ==========                 ==========



F.       NET LOSS PER COMMON SHARE:

         Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the years ended June 30, 1996 and 1995, the Company's common stock equivalents were antidilutive, and therefore, were not included in the computation of net loss per common share. The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995.

G.       LOANS PAYABLE:

         Loans Payable as of June 30, 1996 and 1995 consist of the following:

                                               1996         1995
                                               ----         ----
Loans payable to unrelated parties
unsecured, with annual interest of 10
percent, due on demand                      $64,279       $ 7,341
Loan payable to a group of foreign
investors, unsecured, with annual
interest of 8 percent, due on demand         35,000        35,000
                                            -------       -------
                                            $99,279       $42,341
                                            =======       =======

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

H.       CAPITAL LEASE OBLIGATION:

         The Company leases computer and equipment under a capital lease. The economic substance of these capital lease agreements is that the Company is financing the acquisition over a sixty month period. The capital leases are reflected in the Company's assets & liabilities. The following is an analysis of the book value of the leased assets included in property and equipment:

                           Cost                               $14,631
                           Accumulated Depreciation            (2,576)
                                                              -------
                                                              $12,055
                                                              =======


         The following is a schedule by year of the future minimum lease payments under the above capital leases, together with the present value of the net minimum lease payments:

                           Year ending June 30
                           -------------------


                                  1997                          $4,800
                                  1998                           5,246
                                  1999                           2,550
                                  2000                           3,066
                                  2001                             640
                                                                ------
                                                                16,302
          Amount representing interest                           4,538
                                                                ------
          Present value of net minimum lease payment            11,764
          Less current portion
                                                                (2,836)
                                                                ------

                                                                $8,928
                                                                ======

I.       INCOME TAXES:

         The provision for income taxes for the years ended June 30, 1996 and 1995 consists solely of the $800 minimum California franchise taxes for the Company and its wholly-owned subsidiaries.

         Provision for income taxes is summarized as follows:

                                                      JUNE 30, 1996           JUNE 30, 1995
                                                      -------------           -------------

Current income taxes                                     $2,400                   $2,400
Deferred income taxes                                      --                       --
                                                         ------                   ------
Provision for income taxes                               $2,400                   $2,400
                                                         ======                   ======

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

I.       INCOME TAXES: (CONTINUED)

         The Company's total deferred tax asset as of June 30, 1996 is as follows:

Net operating loss carryforwards       $1,504,536
Valuation allowance                     1,504,536
                                       ----------
         Net deferred tax asset        $     --
                                       ==========


         As of June 30, 1996, the Company had net operating loss carryforwards, before any limitations which expire as follows:

                YEAR ENDING JUNE 30,     FEDERAL                 STATE
                                          -------                 -----

                     1997              $     --                $  820,000
                     1998                 200,000                   4,000
                     1999                 849,000                  16,000
                     2000                 720,000                  79,500
                     2001               1,080,000                 190,045
                     2002               1,130,000                    --
                     2003                 634,000                    --
                     2004                 145,000                    --
                     2005               1,270,000                    --
                     2006                 180,000                    --
                     2007                 190,000                    --
                     2008                   8,000                    --
                     2009                  32,000                    --
                     2010                 159,000                    --
                     2011                 380,090                    --
                                       ----------              ----------
                                       $6,977,090              $1,109,545
                                       ==========              ==========


         The realization of any future income tax benefits from the utilization of net operating losses has been determined to be limited. Federal and state tax laws provide that when a more than 50 percent change in ownership of a company occurs within a three-year period, the net operating loss is limited. The net operating loss carryforwards have been limited to approximately $15,000 per year until expiration. Losses generated after the merger will not be limited by any change that resulted from the merger.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


J.       WARRANTS:

         Warrants outstanding as of June 30, 1996 and 1995 consists of 2,670,566 and 3,226,650, nonredeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.20 to $1.00 per share. The warrants were issued for certain transactions and performances of services and expire five years after the date of issuance. Warrants in the amount of $220,625 have been exercised during the year ended June 30, 1996.

K.       PRIVATE PLACEMENT:

         From July 1994 through June 1995, the Company sold 590,500 shares of common stock and 100,000 warrants in a private placement offering, for total proceeds of $236,200. From July 1995 through August 1995, the Company sold 312,500 shares of common stock in a private placement offering, for total proceeds of $125,000. No private offering costs were incurred with these private placements other than de minimis general and administrative expenses.

L.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest and income taxes for the years ended June 30, 1996 and 1995 was as follows:

                                                           1996          1995
                                                           -----         -----
Interest                                                   $3,300       $1,063
                                                           ======       ======
Income taxes                                               $2,400       $2,400
                                                           ======       ======


         During 1996 and 1995, the Company entered into various agreements with certain individuals and businesses whereby it issued common stock in exchange for services performed by them. In connection with this, for the years ended June 30, 1996 and 1995, the Company issued 225,000 and 402,000 shares of common stock for total consideration of $40,000 and $160,800, respectively. Also during 1995, the Company sold inventory to Sogery Trust, a partner in Antisera Associates, Ltd., for $1,000,000. The Company received $100,000 in cash and a note receivable for $900,000 (Note D).

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

M.       EXPORT SALES:

         The Company's operations consist of sales of products to domestic and foreign markets. Although the Company is a development stage business and product sales have just commenced, the breakdown of sales between markets is as follows for the years ended June 30, 1996 and 1995:

                                                                 1996              1995
                                                                 ----              ----

                  Domestic market                             $ 20,330          $ 37,256
                  Foreign market (Russia)                      123,647            93,835
                                                              --------          --------

                                                              $143,977          $131,091
                                                              ========          ========


N.       RELATED PARTY TRANSACTIONS:

         During the year ended June 30, 1995, various shareholders and directors of the Company provided consulting and research and development activities related to the formation and recommencement of business activities.

         In connection with these services, the Company recognized research and development and consulting expenses of $427,591 and $472,409, respectively. As of June 30, 1995, the Company and the various related individuals agreed to eliminate the amounts due to these related parties, and accordingly, the Company recorded a $900,000 increase to additional paid-in capital. No gain was recorded since the extinguishment of debt was between related parties and reflected as a capital transaction.

         In conjunction with the elimination of the debt to the related parties, the Company issued 900,000 nonredeemable warrants to the above-mentioned shareholders and directors of the Company. The warrants are exercisable at $0.50 per warrant, with each warrant exercisable into one share of common stock. There was no entry made to record the warrants issued since the exercise price on the date of issuance was greater than the fair market value of the stock.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and current position(s) of each director and executive officer of the Company are as set forth below:

       NAME                 AGE                        POSITION
       ----                 ---                        --------
Donald Brucker               63      President, Chief Executive Officer, Chief
                                     Financial Officer and Director
Robert Hamburger             73      Secretary and Director
Stanley Heyman               51      Director
Richard O'Connor             50      Director and Consultant



Donald Brucker

Donald Brucker serves as a director and as the Company's Chief Executive Officer and Chief Financial Officer. He is responsible for business development, marketing and FDA regulatory affairs. The Company will be recruiting a Chief Financial Officer, but until an appropriate person can be hired, Mr. Brucker's responsibilities will also include financial and accounting matters. Mr. Brucker has been in the medical products business for over 30 years. He was a founder and the Chief Executive Officer of Continuous Curve Contact Lenses, Inc., at one time, the second largest manufacturer of contact lens products. Continuous Curve was recognized as an innovator in introducing new series of FDA-approved contact lenses. As Chief Executive Officer of Continuous Curve, Mr. Brucker administered their public offering in 1977 and its sale to Revlon in 1981 for a value in excess of $100,000,000. Following the acquisition, Mr. Brucker became President of Revlon Vision Care. From 1981 to 1982, Mr. Brucker served as Chief Executive Officer of Immunetech Pharmaceuticals (now known as Dura Pharmaceuticals).

From 1982 to 1989, Mr. Brucker served as a consultant for several healthcare and medical device companies. From 1989 to 1993, Mr. Brucker was Chief Executive Officer of Ariel Life Systems, the former maker of a computerized exercise system. On June 24, 1994, Ariel filed a bankruptcy petition. As a result of losses suffered by Mr. Brucker in connection with his investment in Ariel, on February 3, 1994 Mr. Brucker personally filed a bankruptcy petition.

Robert N. Hamburger, M.D.

Dr. Hamburger serves as a director and as the Company's medical laboratory director with responsibility for all clinical assays which are reported. Dr. Hamburger reviews the quality and accuracy of all clinical diagnostic laboratory results before they are reported to clinicians. Since July 1, 1990, Dr. Hamburger has been a Professor Emeritus at USCD School of Medicine, where from 1970 to 1990 he was Chairman of the Pediatric Allergy and Immunology Division. Dr. Hamburger has published over 200 articles, is the holder of three patents, and has achieved national and international recognition for his research in immunology.

Stanley V. Heyman

Mr. Heyman is the President of Heyman & Associates, Inc., Certified Public Accountants, which was founded in 1994. From 1990 to 1994, Mr. Heyman was a partner of Eisenberg & Heyman, and from 1984 through 1990, he was a partner in the San Diego office of Coopers & Lybrand, practicing in the tax department.

Richard O'Connor

Dr. O'Connor is Chief of the Department of Asthma, Allergy and Clinical Immunology for Sharp Rees-Stealy at San Diego, California, and as the Director of the Department of Clinical Research, he has supervised more than 150 pharmaceutical clinical trials.

Dr. O'Connor is a Clinical Professor of Pediatrics at UCSD School of Medicine and has published nearly on hundred articles in the field of Immunology an Allergy. He is the former Laboratory Director of the Immunology and Allergy Laboratory for the Department of Pediatrics at UCSD.

All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws.

The Board of Directors has a Compensation Committee, currently comprised of Messrs. Hamburger, Heyman and O'Connor, and an Audit Committee, currently comprised of Messrs. Hamburger, Heyman and O'Connor. The Compensation Committee makes recommendations concerning salaries and bonuses for executive officers of the Company. The Audit Committee reviews the results and scope of the audits and other services provided by the Company's independent auditors.

The Directors of the Company intend to use reasonable efforts to expand the Board to six or seven directors and appoint to the Company's Board of Directors one or more outside directors before the end of 1996.

PROMOTERS, CONSULTANTS, ADVISERS AND FOUNDERS

The following individuals have performed and are expected to continue providing services to the Company as consultants and advisers. These individuals have devoted varying amounts of time, but are also engaged in other business activities not related to the Company. The amount of time individuals may devote to the Company will depend upon their availability, the success of the projects they work on, and the directions the Company chooses to devote its resources. Except as noted below, advisors have been compensated by issuing warrants to purchase Common Stock of the Company. See "Stock Awards and performance Warrants."

Robert R. Buchner

Mr. Buchner is responsible for all aspects of research and development for the molecular diagnostic products, including selection of DNA sequences, managing the production and quality assurance of probes and primers, developing DPR-based assays, and supervising the validation of the clinical trials of each assay kit. He will also manage the performance of all assays which are offered for service to generate revenue while the FDA approval process is in progress. Mr. Buchner intends to devote substantially all of his efforts to the business of the Company. Mr. Buchner is also a scientist for the Scripps Research Institute at La Jolla, California, where he evaluates molecular biological products and techniques for research applications. He has held this position since 1992. Mr. Buchner has also been a staff scientist with Stratagene Cloning Systems since 1991. Mr. Buchner was the founding laboratory manager for the Presbyterian Cancer Center in Philadelphia, Pennsylvania and was a former research associate for both Immunetech Pharmaceuticals and Xitel Corporation in San Diego, California. Mr. Buchner devotes approximately twenty hours per week to the Company and receives compensation of $2,000 per month.

Robert Ziccardi, Ph.D.

Dr. Ziccardi is a protein chemist with the Scripps Research Institute and is working with the Company in the area of antibody purification. Dr. Ziccardi received his Ph.D. in biochemistry from the University of California at Los Angeles and is an adjunct professor of chemistry at Palomar College. Dr. Ziccardi is currently devoting substantially full-time to the Company and is being compensated at the rate of $50,000 per year.

Vic Braden

Mr. Braden is advising the Company in regards to the marketing of the Electronica-2, a product which he is endorsing. Mr. Braden is a nationally-known educator of tennis and other sports. Among his many activities, he is Director of the Vic Braden Tennis College, the Vice Braden Ski College, and Instruction Editor of Tennis Magazine. He has been featured in numerous magazines, including Sports Illustrated, Business Week, and Time. Mr. Braden will be compensated based upon sales of the Electronica-2 product.

Edward Morgan, Ph.D.

Dr. Morgan is the Company's senior consultant for immunology and advises the Company regarding immunological procedures. A graduate of the University of California in Berkeley with a Ph.D. in immunology, Dr. Morgan has been a member of the Department of Immunology, Scripps Clinic and Research Foundation in La Jolla, California since 1978. Dr. Morgan also has had experience working in industry with Immunetech Pharmaceuticals and Tanabe Research Laboratories.

Grigory P. Vorobiev, M.D, Ph.D.

Dr. Vorobiev is a liaison between the Company and various scientific and medical institutions in the former Soviet Union. Dr. Vorobiev is an Honor Physician of Russia, and is Chairman of the Medical Division for the National Athletic Team in Russia.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE CASH COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for the most recent four fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 1996.

Summary Compensation Table:

 Name and             Fiscal Year                  Annual Compensation              Long-term Compensation
 Principal
 Position                            Salary           Bonus             Other        Stock Awards     Warrants
--------------------------------------------------------------------------------------------------------------

Donald Brucker,           1996       $96,000          $0                $0                  0               0
President, CEO,           -----------------------------------------------------------------------------------
CFO

                          1995       $49,604          $0                $0          1,361,972         190,000
                          -----------------------------------------------------------------------------------

                          1994       $     0          $0                $0                  0               0
                          -----------------------------------------------------------------------------------

                          1993       $     0          $0                $0                  0               0
                          -----------------------------------------------------------------------------------

STOCK AWARDS AND PERFORMANCE WARRANTS

As of the date of the Unified acquisition (April 17, 1995), each of the following executive officers, directors, consultants, advisers, promoters and founders was issued Common Stock and granted a Common Stock performance warrant (collectively, the "Performance Warrants") by the Company to purchase the number of shares of Common Stock at any time prior to April 17, 2000 at the prices as set forth in the table below. The Common Stock and Performance Warrants were earned when issued and granted. The Company has entered into Stock Restriction Agreements with certain of the persons listed below. Pursuant to the Stock Restriction Agreement, the Common Stock may not be transferred without the consent of the Company for a period of two years, and thereafter shall be subject to the resale restrictions as set forth in Paragraph (e)(1) of Rule 144 of the Rules and Regulations of the Securities and Exchange Commission. Further, pursuant to the Stock Restriction Agreement, such Common Stock is subject to forfeiture in the event the Shareholder is no longer affiliated with the Company as an officer, director, consultant or adviser upon payment by the Company to such Shareholder of the sum of $0.01 per share. The Performance Warrants are nontransferable and under the terms of certain Stock Restriction Agreements expire unless exercised by the warrant holder within 30 days after such holder is no longer affiliated with the Company as an officer, director, consultant or adviser.

The following table sets forth certain information concerning the Stock Awards and Performance Warrants at June 30, 1995:

----------------------------------------------------------------------------------------------------------
          Name             Common Stock      Value of Common    Number of Shares of   Value of Unexercised
                             Awarded          Stock Awards(1)    Stock Underlying        In-the-Money
                                                                   Performance       Performance Warrants
                                                                Warrants as of June    ($) as of June 30,
                                                                      30, 1995               1995(1)
----------------------------------------------------------------------------------------------------------

Robert Blanchard               75,000              $30,000                 --                     --
Robert Hamburger                   --                   --             20,000                 $5,000
All other executive            75,000              $30,000             20,000                 $5,000
officers, promoters,
consultants and
advisers as a group

NOTES:
1.    Warrants at an exercise price of $0.50 per share.
------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

No director of the Company receives any cash compensation for his service as a director. Common Stock and Performance Warrants granted to directors are listed above. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS

The Company has no employment contracts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock as of September 1, 1996 (assuming the exercise of options and warrants exercisable within 60 days of the date hereof) by: (i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrants and options unexercised.

           Name and Address           Amount                  Percent
----------------------------------------------------------------------
Donald Brucker(1)                           1,551,972.5            24
2838 Caminito Turnberry
La Jolla, CA  92037
----------------------------------------------------------------------
Kenneth Brucker, as Trustee(2)              1,361,972.5            21
   of the A.K. Trust
1706 Torrence Street
San Diego, CA  92103
----------------------------------------------------------------------
Robert Buchner(3)                               967,295            15
713 N. Daisy Street
Escondido, CA  92027
----------------------------------------------------------------------
Robert Hamburger, M.D.(4)                       770,010            12
9485 La Jolla Shores
La Jolla, CA  92037-1149
----------------------------------------------------------------------
Richard O'Connor(5)                             740,000            11
Sharp Rees-Stealy
2001 4th Avenue
San Diego, CA  92101
----------------------------------------------------------------------
Andrei Vorobiev(6)                              740,000            11
921 Coast Blvd., South #1
La Jolla, CA  92037
----------------------------------------------------------------------
Jennifer Lee Plummer(7)                         592,970            9
9998 Muffin Court
San Diego, CA  92129
----------------------------------------------------------------------
All directors and executive officers       2,766,982.5            41
as a group (four individuals)

 NOTES:

 1. Includes 1,361,972.5 shares owned of record by the A.K. Trust of which Mr. Brucker is a beneficiary and 190,000 shares subject to a Performance Warrant.
 2.  Held as Trustee only, Kenneth Brucker disclaims any beneficial ownership.
 3.  Includes 150,000 shares subject to Performance Warrants.
 4. Includes 25,000 shares held by the Hamburger Family Trust, of which Dr. Hamburger is a trustee and beneficiary, 100,000 shares subject to a Performance Warrant, and 5,000 shares subject to a Warrant received by Dr. Hamburger in connection with the acquisition of 25,000 shares of Common Stock by the Hamburger Family Trust pursuant to a private placement.
 5.  Includes 100,000 shares subject to Performance Warrants.
 6.  Includes 60,000 shares subject to Performance Warrants.
 7. Includes 60,000 shares subject to Performance Warrants, and 532,970 shares held as Trustee of the Plummer Family Trust, of which she is also a beneficiary.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS RELATED TO UNIFIED ACQUISITION

In connection with the Unified acquisition (on April 17, 1995), the Company issued shares of Common Stock and granted warrants to acquire shares at various exercise prices. The Common Stock issued and Warrants granted to such persons are set forth on the tables under "MANAGEMENT -- Stock Awards and Performance Warrants."

OTHER TRANSACTIONS

The Company, also from time to time, retains the services of Heyman & Associates, Inc., of which Stanley V. Heyman is a principal. Mr. Heyman is a director of the Company. The Company has compensated various of its officers, directors and promoters with stock awards and warrants. See under "MANAGEMENT -- Stock Awards and Performance Warrants."

ITEM 13(a). EXHIBITS

1. Corporation's proxy statement incorporated by reference.

ITEM 13(b). REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 14, 1996                    LA JOLLA DIAGNOSTICS, INC.


                                           By: /s/ DON BRUCKER
                                              __________________________________
                                              Don Brucker
                                              President, Chief Executive Officer


                  In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                         Title                                 Date

/s/ DON BRUCKER
__________________________            Director, President, Chief Executive     October 14, 1996
Don Brucker                           Officer and Chief Financial Officer
                                      (Principal Executive Officer, Principal
                                      Financial Officer and Controller)

/s/ ROBERT HAMBURGER, M.D.
__________________________            Director                                 October 14, 1996
Robert Hamburger, M.D.


/s/ STANLEY V. HEYMAN
__________________________            Director                                 October 14, 1996
Stanley V. Heyman


/s/ RICHARD O'CONNOR, M.D.
__________________________            Director and Secretary                   October 14, 1996
Richard O'Connor, M.D.