Form 10KSB/A
period 1996-06-30
LA JOLLA DIAGNOSTICS INC
filed 1996-10-18
CIK 945617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


/s/ ROBERT HAMBURGER, M.D.
__________________________            Director and Secretary                   October 14, 1996
Robert Hamburger, M.D.



/s/ STANLEY V. HEYMAN
__________________________            Director                                 October 14, 1996
Stanley V. Heyman



/s/ RICHARD O'CONNOR, M.D.
__________________________            Director                                 October 14, 1996
Richard O'Connor, M.D.
