Form 10QSB
period 1996-09-30
LA JOLLA DIAGNOSTICS INC
filed 1996-11-14
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

As of November 12,1996, La Jolla Diagnostics, Inc. had 7,702,509 shares outstanding of the registrant's common stock, no par value.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1996
                                      INDEX


                                                                                                    PAGE
PART I               FINANCIAL INFORMATION

      Item 1         Financial Statements (unaudited):

                     Consolidated Balance Sheets at September 30, 1996                              3
                     (unaudited) and June 30, 1996

                     Statements of Operations for the Three Months Ended                            4
                     September 30, 1996 and 1995 (unaudited)

                     Statements of Cash Flows for the Three Months Ended                            5
                     September 30, 1996 and 1995 (unaudited)

                     Notes to Consolidated Financial Statements (unaudited)                         6 - 7


      Item 2         Managements' Discussion and Analysis of Financial                             8 - 14
                     Condition and Results of Operations

PART II              OTHER INFORMATION


      Item 1         Legal Proceedings - None


      Item 2         Changes in Securities - None

      Item 3         Defaults Upon Senior Securities - None


      Item 4         Submission of Matters to a Vote of Security Holders - By
                         Reference Proxy Statement

      Item 5         Other Information - None


      Item 6         Exhibits and Reports on Form 8-K - None


                     SIGNATURES                                                                     15

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                           (DEVELOPMENT STAGE COMPANY)

                              ASSETS                       SEPTEMBER 30, 1996      JUNE 30, 1996
                                                               (UNAUDITED)
                                                               ------------        ------------
CURRENT ASSETS
         Cash                                                  $      7,847        $     28,083
         Accounts receivable                                            967               1,729
         Advances to officer                                            757               1,156
         Interest receivable                                        118,159             100,648
                                                                -----------        ------------
              TOTAL CURRENT ASSETS                                  127,730             131,616
INVENTORY                                                         4,150,373           4,151,885
PROPERTY & EQUIPMENT, NET                                            40,674              43,248
NOTE RECEIVABLE                                                     900,000             900,000
OTHER ASSETS                                                         11,545              13,819
                                                                -----------        ------------
                                                               $  5,230,322        $  5,240,568
                                                                -----------        ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                      $    203,282        $    178,528
         Accrued expenses                                            32,845              37,385
         Lease obligations, current portion                           2,974               2,836
         Loans payable                                               92,341              99,279
                                                                -----------        ------------
              TOTAL CURRENT LIABILITIES                             331,442             318,028
LEASE OBLIGATIONS, NON CURRENT PORTION                                8,093               8,928
MINORITY INTEREST                                                   789,138             791,992
SHAREHOLDERS' EQUITY
Common stock, no par value (10,000,000 shares authorized;        11,358,465          11,304,740
      7,702,509 and 7,576,175 shares issued and outstanding,
      respectively)
Additional paid-in capital                                          831,247             831,247
Preferred stock, no par value (5,000,000 shares authorized,              --                  --
      no shares issued)
Retained deficit                                                 (8,088,063)         (8,014,367)
                                                                -----------        ------------
              TOTAL STOCKHOLDERS' EQUITY                          4,898,880           4,121,620
                                                                -----------        ------------
                                                               $  5,230,322        $  5,240,568
                                                                -----------        ------------

                 See accompanying notes to financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)

                                                                       FOR THE 3 MONTHS
                                                                              ENDED
                                                                    SEPTEMBER 30, SEPTEMBER 30,
                                                                         1996         1995
                                                                     ------------------------
NET SALES                                                            $  33,167     $   20,948

COSTS AND EXPENSES
         Cost of products sold                                          27,727         18,099
         Selling and administrative expenses                            58,282        101,646
         Research and development                                       19,680         23,387
         Consulting services                                            14,852         20,195
         Depreciation and amortization                                   2,739            911
                                                                     ----------    ----------
              TOTAL COSTS AND EXPENSES                                 123,280        164,238
                                                                     ----------    ----------
LOSS FROM OPERATIONS                                                   (90,113)      (143,290)
OTHER INCOME (EXPENSES)
         Interest income                                                17,511         16,643
         Interest expense                                               (1,548)          (514)
         Minority interest                                               2,854          3,313
                                                                     ----------    ----------
              TOTAL OTHER INCOME (EXPENSES)                             18,817         19,442
                                                                     ----------    ----------
LOSS BEFORE INCOME TAXES                                               (71,296)      (123,848)
PROVISION FOR INCOME TAXES                                               2,400          2,400
                                                                     ----------    ----------
NET LOSS                                                             $  (73,696)    $ (126,248)

                                                                     ----------    ----------
NET LOSS PER COMMON SHARE                                            $   (0.01)    $    (0.02)
                                                                     ----------    ----------
AVERAGE COMMON SHARES OUTSTANDING                                    7,639,342      6,121,932
                                                                     ----------    ----------

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
           CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)

                                                                        FOR THE 3 MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1996              1995
                                                                      --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                     $(73,696)         $(126,248)
         Adjustments to reconcile loss to net cash used in
         operating activities
              Depreciation and amortization                              2,739                911
              Minority interest                                         (2,854)            (3,313)
              Changes in assets and  liabilities
                  (Increase) decrease in inventories                     1,512             (2,656)
                  (Increase) decrease in accounts receivable               762              20,463
                  (Increase) decrease in other assets                    2,109             (5,082)
                  (Increase) decrease in interest receivable           (17,511)           (15,750)
                  Increase (decrease) in accounts payable and
                  accrued expenses                                      20,214             11,801
                                                                      ---------         ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (66,725)          (119,874)
CASH FLOWS USED IN INVESTING ACTIVITIES
         Advances from shareholder, net                                    399                 --
         Capital expenditures for property and equipment                    --             (9,760)
                                                                      ---------         ----------
NET CASH USED FOR INVESTING ACTIVITIES                                     399             (9,760)
                                                                      ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                         53,725            125,000
         Payments on debt                                               (6,938)                --
         Payments on capital lease obligations                            (697)            (1,027)
                                                                      ---------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                              46,090            123,973
                                                                      ---------         ----------
NET INCREASE (DECREASE) IN CASH                                        (20,236)            (5,661)
CASH AT BEGINNING OF PERIOD                                             28,083             20,358
                                                                      ---------         ----------
CASH AT END OF PERIOD                                                 $  7,847          $  14,697
                                                                      ---------         ----------

                  See accompanying notes to financial statement

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DEVELOPMENT STAGE ENTERPRISE)



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation and Principles of Consolidation

         The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the operating results for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1996.

         Reclassifications

         Certain September 30, 1995 balances have been reclassified to conform to the September 30, 1996 consolidated financial statement presentation.

B.       INVENTORIES:

         Inventory as of September 30, 1996 and June 30, 1996 is comprised of the following:


                              SEPTEMBER 30, 1996  JUNE 30, 1996
                               ----------         ----------
                                Unaudited
Antisera products              $4,140,579         $4,140,579

Healthcare products                 9,794             11,306
                               ----------         ----------
                               $4,150,373         $4,151,885
                               ----------         ----------

C.       LOSS PER COMMON SHARE:

         Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month period ended September 30, 1996 and 1995, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)



D.       RELATED PARTY TRANSACTIONS:

         During the three months ended September 30, 1996 and 1995, various shareholders and directors of the Company provided consulting and research and development activities related to the formation and recommencement of business activities.

         In connection with these services, during the three months ended September 30, 1996 the Company recognized research and development and consulting expenses of $19,680 and $14,852, respectively.

E.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Interest and Income Taxes Paid

         Cash paid for interest and income taxes for the three months ended September 30, 1996 and 1995 were as follows:


                                        1996   1995
                                        -----  -----
                          Interest      $606   $  514
                                         ---    -----

                      Income taxes      $800   $2,400
                                         ---    -----

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private placements of common stock, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree sales. Based on its current operating plans, capital expenditures necessary to support the further development and marketing of the Company's products through July of 1997 are expected to exceed cash generated from operations. The Company anticipates, however, that the proceeds from conventional private placements of stock and the exercise of warrants and options (of which $53,725 of common stock warrants were converted into common stock during the three months ended September 30, 1996), together with existing capital and revenues from product sales will be sufficient to finance its operations and working capital requirements for at least twelve months.

RESULTS OF OPERATIONS.

GENERALLY. Management believes that its business plan objectives were fully implemented during fiscal year 1996. The Company further believes with its business objectives in place and proper funding, the Company will meet its future expansion plans. Management has also implemented a variety of procedures which will enhance revenues and reduce costs.

The Company has not engaged in any significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business.

                              COMPARISON OF RESULTS

                                       Three Months Ended
                          September 30, 1996         September 30, 1995
  Revenues                          $ 33,167                  $  20,948
  Cost of sales                       27,727                     18,099
  Operating expenses                  95,553                    146,139
  Loss from operations               (90,113)                  (143,290)
  Net loss                          $(73,696)                 $(126,248)


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

On a consolidated basis, the Company had sales totaling $33,167 for the three months ended September 30, 1996, compared with $20,948 in sales for the Company (including the results of Unified) for the same period ending September 30, 1995. The increase in sales for the three months ended September 30, 1996 resulted from the increase in general operations and sales of eyecare products and other healthcare related products. The Company believes over the next nine months the number of sales of products will increase substantially.

The Company experienced a net loss of $73,696 for the period ending September 30, 1996, compared with a net loss of $126,248 for the same period ending September 30, 1995. The decrease in loss is attributable to expenditures for general operations being held constant, which includes research and development costs of $19,680, consulting fees of $14,852, and salaries of $22,386 for the three month period ending September 30, 1996, versus the $23,387, $20,195 and $25,672 that were incurred for the three months ended September 30, 1995, respectively. The Company, during fiscal year 1995, incurred substantial expenditures related to research and development and formation of the Company.

Operating expenses for the three months ended September 30, 1996 were $95,553 resulting in a loss from operations for the period of $90,113 compared to costs and expenses for the three months ended September 30, 1995 of $146,139. Costs and expenses included consulting fees of $14,852 and research and development expense of $19,680, substantially most of which was for services performed by the directors, officers and advisors. The decrease in selling and administrative expenses for the three months ended September 30, 1996 are due to the Company's efforts to ramp up sales without excessive expenditures related to marketing. Selling and administrative expenses included approximately $12,500 in rent expense, and $2,000 in legal and accounting fees. The Company is aggressively marketing its health care products.

FINANCIAL RESOURCES

At September 30, 1996, the Company had current assets of $127,730 (including cash of $7,847) and inventory of $4,150,373 ($4,140,579 of which constituted the inventory of antisera). The antisera inventory was the result of 15 years of work by the late Dr. James Plummer , a well-known San Diego immunologist. On June 8, 1994, Unified acquired the inventory from the Plummer Family Trust in exchange for 1,065,940 shares of Unified common stock along with warrants to purchase an additional 120,000 shares of Unified stock at $0.10 per share (532,970 shares of the Company's common stock along with warrants to purchase an additional 60,000 shares at $0.20 per share, after giving effect for the subsequent 1 for 2 shares of Unified stock exchanged in the merger). The purchase was recorded at Unified's cost, the fair value of the inventory received for the stock of $4,142,784 based on the valuation of the antisera as of June 8, 1994 equivalent to $7.77 per share for the common stock received by the Plummer Family Trust (not considering the value of the warrants also given to the Trust). As a result of the issuance of Common Stock at $.40 per share in private placements, the merger, losses, and shares issued to other founders for product rights, services and know-how, the book value per share at September 30, 1996 was $.68 per share representing considerable dilution compared to the $7.77 per share value paid by the Plummer Family Trust. The inventory was transferred at historical cost to La Jolla Diagnostics, Inc. on April 17, 1995, the date of the acquisition of Unified, as the business combination was recorded under the pooling of interest method.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. In addition, the Company has antigen samples which can be used for the continued production of antisera once the existing antisera reagent inventory is sold. The Company intends to purify and package the antisera in individual commercial quantities and offer it for sale to the medical and scientific communities.
In addition, from time-to-time, the Company may use its Antisera in producing certain diagnostic tests, which it intends to market.

The antisera and antigen samples are kept frozen and have a shelf life in excess of twenty years. Since the Company intends to market and sell the antisera reagents over the next four years, there is not expected to be any obsolescence or deterioration of the inventory.

There might be a modest change in titre (concentration) over a prolonged period of time. During May and June 1995, the Company began to advertise the antisera for sale in a variety of trade magazines. Through September 30, 1996, antisera sales were approximately $4,000. The net (decrease)/increase in inventory of $1,500 at September 30, 1996 and 1995, respectively, relates to the Company's inventory levels of its Electronica-2 muscle relaxer and Living Water(TM) and Ophthalmic Solutions, which are maintained at a fairly constant inventory level of approximately $10,000 to $15,000.

Management has carefully considered whether inventory is stated above market, as defined in ARB 43, and whether a loss would need to be recognized. The Company has concluded that no such loss has been necessary because the market as defined in ARB 43, Chapter 4, Statement 6, has not dropped below cost.

The Company subsequent to the quarter ended September 30, 1996 received debt financing and equity infusion in the amount of $200,000 from an unrelated party.

The Company issued restricted stock of 200,000 shares in exchange for the receipt of $100,000. These shares are not freely trading and are not subject to registration rights. Furthermore, the Company issued an 8% convertible debt in exchange for the receipt of $100,000. This debt is convertible into shares of common stock at $1.00 per share. These shares subject to the convertible debt are restricted and are not subject to registration rights.

RESEARCH AND DEVELOPMENT.

The Company is conducting research and development in four areas over the next twelve months. Expenditures on research and development will depend upon the financial resources of the Company. Research and development expense recorded for the three month period ended September 30, 1996 was approximately $20,000.

The Company is maintaining an active research and development program in the areas of ophthalmic products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Ophthalmic and Diagnostic Division.

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

OTHER OPHTHALMIC SOLUTIONS

Several compounds, such as steroids, antibiotics and antioxidants using LIVING WATER EYE LOTION(TM) type of solution as a vehicle are being studied by the Company. As with PILOCARPINE LW(TM), the use of a LIVING WATER EYE LOTION(TM) type solution may offer certain advantages to the user.

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

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1996          LA JOLLA DIAGNOSTICS, INC.




                                By: /s/ Don Brucker
                                   ---------------------------------
                                   Don Brucker
                                   President, Chief Executive Officer
                                   and Chief Financial Officer