Form 10QSB
period 1996-12-31
LA JOLLA DIAGNOSTICS INC
filed 1997-02-13
CIK 945617

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended     December 31, 1996

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from_______________ to______________

                  Commission file number    33-93132

                          La Jolla Diagnostics, Inc.
    -----------------------------------------------------------------------
    (Exact name of small business registrant as specified in its character)

            California                                94-2901715
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

            7777 Fay Avenue, Suite 160, La Jolla, California  92037
            -------------------------------------------------------
                    (Address of principal executive offices)

                                (619) 454-6790
                        -------------------------------
                        (Registrant's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes   X    No

As of February 12, 1997, La Jolla Diagnostics, Inc. had 8,770,148 shares outstanding of the registrant's common stock, no par value.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                        QUARTER ENDED DECEMBER 31, 1996
                                     INDEX



                                                                        PAGE
PART I       FINANCIAL INFORMATION

   Item 1    Financial Statements (unaudited):

             Consolidated Balance Sheets at December 31, 1996
             (unaudited) and June 30, 1996                                3

             Statements of Operations for the Six Months Ended
             December 31, 1996 and 1995 (unaudited)                       4

             Statements of Operations for the Three Months Ended          5
             December 31, 1996 and 1995 (unaudited)

             Statements of Cash Flows for the Six Months Ended
             December 31, 1996 and 1995 (unaudited)                       6

             Notes to Consolidated Financial Statements (unaudited)     7 - 8

   Item 2    Managements' Discussion and Analysis of Financial
             Condition and Results of Operations                        9 - 16

PART II      OTHER INFORMATION

   Item 1    Legal Proceedings - None

   Item 2    Changes in Securities - None

   Item 3    Defaults Upon Senior Securities - None

   Item 4    Submission of Matters to a Vote of Security Holders - None

   Item 5    Other Information - None

   Item 6    Exhibits and Reports on Form 8-K - None

             SIGNATURES                                                 17

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                          CONSOLIDATED BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANY)

                           ASSETS                             DECEMBER 31, 1996
                                                                 (UNAUDITED)        JUNE 30, 1996
                                                              -----------------     -------------
CURRENT ASSETS
         Cash                                                   $          --      $        28,083
         Accounts receivable                                              1,999              1,729
         Advances to officer, net                                         5,814              1,156
         Interest receivable                                            135,976            100,648
                                                                ---------------    ---------------
             TOTAL CURRENT ASSETS                                       143,789            131,616
INVENTORY                                                             4,169,898          4,151,885
PROPERTY & EQUIPMENT, NET                                                52,471             43,248
NOTE RECEIVABLE                                                         900,000            900,000
OTHER ASSETS                                                             72,022             13,819
                                                                ---------------    ---------------
                                                                $     5,338,180    $     5,240,568
                                                                ===============    ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                       $       234,840   $        178,528
         Accrued expenses                                                23,065             37,385
         Lease obligations, current portion                               3,552              2,836
         Loans payable                                                  190,715             99,279
                                                                ---------------    ---------------
             TOTAL CURRENT LIABILITIES                                  452,172            318,028
LEASE OBLIGATIONS, NON CURRENT PORTION                                    6,893              8,928
MINORITY INTEREST                                                       786,190            791,992
STOCKHOLDERS' EQUITY
Common stock, no par value (10,000,000 shares authorized;
  7,775,148 and 7,576,175 shares issued and outstanding,
  respectively)                                                      11,496,559         11,304,740
Additional paid-in capital                                              831,247            831,247
Preferred stock, no par value (5,000,000 shares
  authorized, no shares issued)                                            --                 --
Retained deficit                                                     (8,234,881)        (8,014,367)
                                                                ---------------    ---------------
             TOTAL STOCKHOLDERS' EQUITY                               4,092,925          4,121,620
                                                                ---------------    ---------------
                                                                $     5,338,180    $     5,240,568
                                                                ===============    ===============


                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)


                                                                              FOR THE 6 MONTHS ENDED
                                                                          DECEMBER 31,            DECEMBER 31,
                                                                             1996                    1995
                                                                     ------------------------------------------
NET SALES                                                                      70,949      $           80,492
COSTS AND EXPENSES
         Cost of products sold                                                 56,399                  59,966
         Selling and administrative expenses                                  171,943                 174,677
         Research and development                                              40,770                  43,237
         Consulting services                                                   47,180                  28,434
         Depreciation and amortization                                          6,234                   2,382
                                                                      ---------------         ---------------
             TOTAL COSTS AND EXPENSES                                         322,526                 308,696
                                                                      ---------------         ---------------
LOSS FROM OPERATIONS                                                         (251,577)               (228,204)
OTHER INCOME (EXPENSES)
         Interest income                                                       35,906                  33,286
         Interest expense                                                      (8,245)                   (988)
         Minority interest                                                      5,802                   6,293
                                                                      ---------------         ---------------
             TOTAL OTHER INCOME (EXPENSES)                                     33,463                  38,591
                                                                      ---------------         ---------------
LOSS BEFORE INCOME TAXES                                                     (218,114)               (189,613)
PROVISION FOR INCOME TAXES                                                      2,400                   2,400
                                                                      ---------------         ---------------
NET LOSS                                                              $      (220,514)        $      (192,013)
                                                                      ===============         ===============
NET LOSS PER COMMON SHARE                                             $         (0.03)        $         (0.03)
                                                                      ===============         ===============
AVERAGE COMMON SHARES OUTSTANDING                                           7,826,175               6,655,394
                                                                      ===============         ===============







                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)


                                                                             FOR THE 3 MONTHS ENDED
                                                                         DECEMBER 31,           DECEMBER 31,
                                                                            1996                    1995
                                                                      ---------------         ---------------
NET SALES                                                             $        37,782         $        59,544
COSTS AND EXPENSES
         Cost of products sold                                                 28,672                  41,867
         Selling and administrative expenses                                  113,661                  75,431
         Research and development                                              21,090                  19,850
         Consulting services                                                   32,328                   8,239
         Depreciation and amortization                                          3,495                   1,471
                                                                      ---------------         ---------------
             TOTAL COSTS AND EXPENSES                                         199,246                 146,858
                                                                      ---------------         ---------------
LOSS FROM OPERATIONS                                                         (161,464)                (87,314)
OTHER INCOME (EXPENSES)
         Interest income                                                       18,395                  16,643
         Interest expense                                                      (6,697)                   (474)
         Minority interest                                                      2,948                   2,980
                                                                      ---------------         ---------------
             TOTAL OTHER INCOME (EXPENSES)                                     20,448                  19,149
                                                                      ---------------         ---------------
LOSS BEFORE INCOME TAXES                                                     (141,016)                (68,165)
PROVISION FOR INCOME TAXES                                                       --                      --
                                                                      ---------------         ---------------
NET LOSS                                                              $      (141,016)         $      (68,165)
                                                                      ===============         ===============
NET LOSS PER COMMON SHARE                                             $         (0.02)         $        (0.01)
                                                                      ===============         ===============
AVERAGE COMMON SHARES OUTSTANDING                                           8,076,175               6,655,394
                                                                      ===============         ===============





                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)

                                                                               FOR THE 3 MONTHS ENDED
                                                                            DECEMBER 31,       DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $      (220,514)    $      (191,994)
         Adjustments to reconcile loss to net cash used in
           operating activities
             Depreciation and amortization                                          6,234               2,382
             Minority interest                                                     (5,802)             (6,292)
             Changes in assets and  liabilities
                 (Increase) decrease in inventories                               (18,013)             (1,834)
                 (Increase) decrease in accounts receivable                          (270)             27,406
                 (Increase) decrease in other assets                              (58,533)            (36,635)
                 (Increase) decrease in interest receivable                       (35,328)            (33,286)
                 Increase (decrease) in accounts payable and
                 accrued expenses                                                  41,922              80,866
                                                                          ---------------     ---------------
NET CASH USED IN OPERATING ACTIVITIES                                            (290,234)           (159,387)
CASH FLOWS USED IN INVESTING ACTIVITIES
         Advances (to)/from shareholder, net                                       (4,658)             10,509
         Capital expenditures for property and equipment                          (15,127)            (10,830)
                                                                          ---------------     ---------------
NET CASH USED FOR INVESTING ACTIVITIES                                            (19,785)               (321)
                                                                          ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                   191,819             125,000
         Proceeds from notes payable                                              100,000              22,185
         Payments on notes payable                                                 (8,564)                 --
         Payments on capital lease obligations                                     (1,319)             (1,422)
                                                                          ---------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                        281,936             145,763
                                                                          ---------------     ---------------
NET INCREASE (DECREASE) IN CASH                                                   (28,083)            (13,945)
CASH AT BEGINNING OF PERIOD                                                        28,083              20,358
                                                                          ---------------     ---------------
CASH AT END OF PERIOD                                                     $             0     $         6,413
                                                                          ===============     ===============





                 See accompanying notes to financial statement

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DEVELOPMENT STAGE ENTERPRISE)



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation and Principles of Consolidation

         The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. The results of operations for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the operating results for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1996.

         Reclassifications

         Certain December 31, 1995 balances have been reclassified to conform to the December 31, 1996 consolidated financial statement presentation.

B.       INVENTORIES:

         Inventory as of December 31, 1996 and June 30, 1996 is comprised of the following:


                                             DECEMBER 31, 1996            JUNE 30, 1996
                                             ----------------           ----------------
                                                 Unaudited
         Antisera products                   $      4,140,431           $      4,140,579
         Healthcare products                           29,467                     11,306
                                             ----------------           ----------------
                                             $      4,169,898           $      4,151,885
                                             ================           ================


C.       LOSS PER COMMON SHARE:

         Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month and six month periods ended December 31, 1996 and 1995, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (DEVELOPMENT STAGE COMPANY)



D.       RELATED PARTY TRANSACTIONS:

         During the three months and six months ended December 31, 1996 and 1995, various shareholders and directors of the Company provided consulting and research and development activities related to the recommencement of business activities and products.

         In connection with these services, during the six months ended December 31, 1996 the Company recognized research and development and consulting expenses of $40,770 and $47,180, respectively.

E.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Interest and Income Taxes Paid

         Cash paid for interest and income taxes for the six months ended December 31, 1996 and 1995 were as follows:

                                                              1996              1995
                                                             -----             -----
                                       Interest    $         6,245   $           988
                                                   ===============   ===============
                                   Income taxes    $         1,600   $         2,400
                                                   ===============   ===============

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private placements of common stock, issuance of convertible debt instruments, warrant conversions, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree from product sales. Based on its current operating plans, capital expenditures necessary to support the further development and marketing of the Company's products through July of 1997 are expected to exceed the cash generated from its operations. The Company anticipates, however, that the proceeds from conventional private placements of stock, issuance of convertible debt instruments and the exercise of warrants and options (of which $91,819 of common stock warrants were converted into common stock during the six months ended December 31, 1996), together with existing capital and revenues from product sales will be sufficient to finance its operations and working capital requirements for at least twelve months.

RESULTS OF OPERATIONS.

GENERALLY. Management believes that its business plan objectives were fully implemented during fiscal year 1996. The Company further believes that with its business objectives in place and proper funding, the Company will meet its future expansion plans. Management has also implemented a variety of procedures and marketing efforts which will enhance revenues and reduce costs for the Company's operations. The Company has engaged in efforts to promote its products through a distribution system through the use of outside sales representatives.

The Company has not engaged in any significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business and the Company recommenced operations.

                                                   COMPARISON OF RESULTS
---------------------------------------------------------------------------------------
                                                         SIX MONTHS ENDED
                                            DECEMBER 31, 1996         DECEMBER 31, 1995
          -----------------------------------------------------------------------------
          Revenues                      $                 70,949   $             80,492
          -----------------------------------------------------------------------------
          Cost of sales                                   56,399                 59,966
          -----------------------------------------------------------------------------
          Operating expenses                             266,127                308,696
          -----------------------------------------------------------------------------
          Loss from operations                           251,577               (228,204)
          -----------------------------------------------------------------------------
          Net loss                      $               (220,514)  $           (192,013)
          -----------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995.

On a consolidated basis, the Company had sales totaling $70,949 for the six months ended December 31, 1996, compared with $80,492 in sales for the Company for the same period ending December 31, 1995. The decrease in sales for the six months ended December 31, 1996 resulted from the decrease in orders of contact lenses, which were partially offset by sales of eyecare products and other healthcare related products. The Company is just beginning to sell products nationally and believes that over the next six months sales of products are expected to increase substantially and enable the Company to effect its general business plans and to properly market its products for further growth of products sales.

The Company experienced a net loss of $220,514 for the six month period ending December 31, 1996, compared with a net loss of $192,013 for the same period ending December 31, 1995. The increase in loss is attributable to expenditures for general operations being held constant, however the Company increased its expenditures for research and development of its products and marketing expenses related to the sale of its products. Operational expenses indclude the following; research and development costs of $41,770, consulting fees of $46,180, and salaries of $55,123 for the six month period ending December 31, 1996, versus the $43,237, $12,018 and $59,865 that were incurred for the six months ended December 31, 1995, respectively.

Operating expenses for the six months ended December 31, 1996 were $266,127 resulting in a loss from operations for the period of $251,577 compared to costs and expenses for the six months ended December 31, 1995 of $308,696. Costs and expenses included consulting fees of $46,180 and research and development expense of $41,770, substantially most of which was for services performed by the directors, officers and advisors. The decrease in operating expenses for the six months ended December 31, 1996 are due to the Company's efforts to ramp up sales without excessive expenditures related to general operations. Selling and administrative expenses included approximately $25,600 in rent expense, and $20,000 in legal and accounting fees. The Company is continuing to market its health care products aggressively.

                                                              COMPARISON OF RESULTS
------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                               DECEMBER 31, 1996                DECEMBER 31, 1995
          --------------------------------------------------------------------------------------------
          Revenues                      $                      37,782   $                       59,544
          --------------------------------------------------------------------------------------------
          Cost of sales                                        28,672                           41,867
          --------------------------------------------------------------------------------------------
          Operating expenses                                  170,574                          144,458
          --------------------------------------------------------------------------------------------
          Loss from operations                               (161,464)                         (84,914)
          --------------------------------------------------------------------------------------------
          Net loss                      $                    (141,016)  $                      (68,165)
          --------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995.

On a consolidated basis, the Company had sales totaling $37,782 for the three months ended December 31, 1996, compared with $59,544 in sales for the Company (including the results of Unified) for the same period ending December 31, 1995. The decrease in sales for the three months ended December 31, 1996 resulted from the decrease in orders of contact lenses, which were partially offset by sales of eyecare products and other healthcare related products.

The Company experienced a net loss of $141,016 for the three month period ending December 31, 1996, compared with a net loss of $68,165 for the same period ending December 31, 1995. The increase in loss is attributable to expenditures for general operations being held constant, marketing expenses related to the sale of its products. Operational expenses indclude the following; which includes research and development costs of $21,090, consulting fees of $25,111, and salaries of $27,854 for the three month period ending December 31, 1996.

Operating expenses for the six months ended December 31, 1996 were $170,574 resulting in a loss from operations for the period of $161,464 compared to costs and expenses for the three months ended December 31, 1995 of $144,458. Costs and expenses included consulting fees of $25,111 and research and development expense of $21,090 substantially most of which was for services performed by the directors, officers and advisors. The decrease in selling and administrative expenses for the six months ended December 31, 1996 are due to the Company's efforts to ramp up sales without excessive expenditures related to marketing. Selling and administrative expenses included approximately $7,778 in rent expense, and $16,532 in legal and accounting fees. The Company is aggressively marketing its health care products.

FINANCIAL RESOURCES

At December 31, 1996, the Company had current assets of $143,789 and inventory of $4,169,898 ($4,150,431 of which constituted the inventory of antisera). The antisera inventory was the result of 15 years of work by the late Dr. James Plummer, a well-known San Diego immunologist. On June 8, 1994, Unified acquired the inventory from the Plummer Family Trust in exchange for 1,065,940 shares of Unified common stock along with warrants to purchase an additional 120,000 shares of Unified stock at $0.10 per share (532,970 shares of the Company's common stock along with warrants to purchase an additional 60,000 shares at $0.20 per share, after giving effect for the subsequent 1 for 2 shares of Unified stock exchanged in the merger). The purchase was recorded at Unified's cost, the fair value of the inventory received for the stock of $4,142,784 based on the valuation of the antisera as of June 8, 1994 equivalent to $7.77 per share for the common stock received by the Plummer Family Trust (not considering the value of the warrants also given to the Trust). As a result of the issuance of Common Stock at $.40 per share in private placements, the merger, losses, and shares issued to other founders for product rights, services and know-how, the book value per share at December 31, 1996 was $.68 per share representing considerable dilution compared to the $7.77 per share
value paid by the Plummer Family Trust.    The inventory was transferred at
historical cost to La Jolla Diagnostics, Inc. on April 17, 1995, the date of the acquisition of Unified, as the business combination was recorded under the pooling of interest method.

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

During May and June 1995, the Company began to advertise the antisera for sale in a variety of trade magazines. Through December 31, 1996, antisera sales were approximately $4,500. The net increase in inventory of $18,013 at December 31, 1996 and 1995, respectively, relates to the Company's inventory levels of its Electronica-2 muscle relaxer and Living Water(TM) and Ophthalmic Solutions, which are maintained at a fairly constant inventory level of approximately $10,000 to $15,000. The Company during the three month period ended December 31, 1996 added approximately $20,000 in new inventory for increased levels of stock, which consisted of $10,000 in antisera and $10,000 in Living Water(TM).

Management has carefully considered whether inventory is stated above market, as defined in ARB 43, and whether a loss would need to be recognized. The Company has concluded that no such loss has been necessary because the market as defined in ARB 43, Chapter 4, Statement 6, has not dropped below cost.

In addition, the Company has added several types of antisera called anti-human opioid receptor antibodies, also the Company will be using two types of antisera in preparation of its diagnostic kits, which it intends to market in the near future.

The Company during October of 1996 received debt financing and equity infusion in the amount of $200,000 from an unrelated party at the time. These transactions were negotiated in a manner to occur as an arms length transaction. This unrelated party susequent to December 31, 1996, became a director of the Company.

The Company issued restricted stock of 200,000 shares in exchange for the receipt of $100,000. These shares are not freely trading and are not subject to registration rights. Furthermore, the Company issued an 8% convertible debt instrument in exchange for the receipt of an additional $100,000. The debt instrument is convertible into shares of common stock at $1.00 per share. The shares subject to the convertible debt are restricted and are not subject to registration rights.

RESEARCH AND DEVELOPMENT.

The Company is conducting research and development in four areas. Expenditures on research and development will depend upon the financial resources of the Company. Research and development expense recorded for the six month period ended December 31, 1996 was approximately $59,000.

The Company is maintaining an active research and development program in the areas of ophthalmic products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Ophthalmic and Diagnostic Divisions.

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

NASAL SPRAY

LWNASAL MIST(TM), a saline nasal spray, also using clustered water technology, which is designed to moisten, soothe and clear the nasal and sinus passages without the side effects of antihistamines and decongestants is expected to be a synergistic marketing addition to the LIVING WATER EYE LOTION(TM) line of products.

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


DIAGNOSTIC DIVISION PRODUCTS

The Diagnostic Division is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. These products include:

ANTISERA

All clinical diagnostic laboratories that analyze serum for immunoglobulin profiles require at least five antibody reagents: anti-IgG, anti- IgM, anti-IgA, anti-lambda chain and anti-kappa chain for routine clinical analysis of patient serum by immunoelectrophoresis and nephelometry.

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

The Company has added three unique anti-human opioid receptor antibodies to its line of Antisera Products, making them available commercially for the first time. In addition the Company will be using two types of Antisera in preparation of its diagnostic tests for colon cancer, and heart attack predictor.

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


Date:  February 12, 1997              LA JOLLA DIAGNOSTICS, INC.


                                      By:  /s/ Don Brucker
                                         --------------------------------------
                                           Don Brucker
                                           President, Chief Executive Officer
                                           and Chief Financial Officer