Form 10QSB
period 1997-03-31
LA JOLLA DIAGNOSTICS INC
filed 1997-05-15
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________


                         Commission file number 33-93132
                                                --------

                           La Jolla Diagnostics, Inc.
     -----------------------------------------------------------------------
     (Exact name of small business registrant as specified in its character)


                 California                               94-2901715
     --------------------------------               ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

             7777 Fay Avenue, Suite 160, La Jolla, California 92037
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 454-6790
                         -------------------------------
                         (Registrant's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of May, 9 1997, La Jolla Diagnostics, Inc. had 9,124,784 shares outstanding of the registrant's common stock, no par value.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997
                                      INDEX


                                                                                 PAGE
PART I            FINANCIAL INFORMATION
     Item 1       Financial Statements (unaudited):
                  Consolidated Balance Sheets at March 31, 1997                   3
                  (unaudited) and June 30, 1996
                  Statements of Operations for the Nine Months Ended              4
                  March 31, 1997 and 1996 (unaudited)
                  Statements of Operations for the Three Months Ended             5
                  March 31, 1997 and 1996 (unaudited)
                  Statements of Cash Flows for the Nine Months Ended              6
                  March 31, 1997 and 1996 (unaudited)
                  Notes to Consolidated Financial Statements (unaudited)        7 - 8
     Item 2       Management's Discussion and Analysis of Financial             9 - 16
                  Condition and Results of Operations
PART II           OTHER INFORMATION
     Item 1       Legal Proceedings - None
     Item 2       Changes in Securities - None
     Item 3       Defaults Upon Senior Securities - None
     Item 4       Submission of Matters to a Vote of Security Holders -
                  None
     Item 5       Other Information - None
     Item 6       Exhibits and Reports on Form 8-K - None
                  Exhibit 27 - Financial Data Schedule
                  SIGNATURES                                                      17

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                           (DEVELOPMENT STAGE COMPANY)


                      ASSETS                             MARCH 31, 1997       JUNE 30, 1996
                                                           (UNAUDITED)
                                                       --------------------  -----------------
CURRENT ASSETS
        Cash                                           $            22,069    $        28,083
        Accounts receivable                                         17,681              1,729
        Advances to officer, net                                     5,702              1,156
        Interest receivable                                        153,481            100,648
                                                       --------------------  -----------------
           TOTAL CURRENT ASSETS                                    198,933            131,616
INVENTORY                                                        4,164,652          4,151,885
PROPERTY & EQUIPMENT, NET                                           50,682             43,248
NOTE RECEIVABLE                                                    900,000            900,000
OTHER ASSETS                                                        45,149             13,819
                                                       --------------------  -----------------
                                                       $         5,359,416    $     5,240,568
                                                       ====================  =================
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                               $           191,298    $       178,528
        Accrued expenses                                            57,659             37,385
        Lease obligations, current portion                           3,270              2,836
        Loans payable                                              245,090             99,279
                                                       --------------------  -----------------
           TOTAL CURRENT LIABILITIES                               497,317            318,028
LEASE OBLIGATIONS, NON CURRENT PORTION                               6,379              8,928
MINORITY INTEREST                                                  783,242            791,992
STOCKHOLDERS' EQUITY
Common stock, no par value (50,000,000 shares                   11,796,059         11,304,740
     authorized; 9,091,148 and 7,576,175 shares
     issued and outstanding, respectively)
Additional paid-in capital                                         831,247            831,247
Preferred stock, no par value (5,000,000 shares
     authorized, no shares issued)                                      --                 --
Retained deficit                                               (8,554,828)        (8,014,367)
                                                       --------------------  -----------------
           TOTAL STOCKHOLDERS' EQUITY                            4,072,478          4,121,620
                                                       --------------------  -----------------
                                                       $         5,359,416    $     5,240,568
                                                       ====================  =================


                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)


                                                                FOR THE 9 MONTHS ENDED
                                                          MARCH 31, 1997       MARCH 31, 1996
                                                         -------------------------------------

NET SALES                                                $        130,937    $        107,048
OPERATING EXPENSES
        Cost of products sold                                      99,177              69,908
        Selling and administrative expenses                       304,913             235,978
        Research and development                                   62,427              62,633
        Consulting services                                       244,356              52,506
        Depreciation and amortization                               9,729               5,121
                                                         -----------------     ---------------
           TOTAL OPERATING EXPENSES                               720,602             426,146
                                                         -----------------     ---------------
LOSS FROM OPERATIONS                                             (589,665)           (319,098)
OTHER INCOME (EXPENSES)
        Interest income                                            53,412              49,929
        Interest expense                                          (12,958)             (7,313)
        Minority interest                                           8,750               9,635
                                                         -----------------     ---------------
           TOTAL OTHER INCOME (EXPENSES)                           49,204              52,251
                                                         -----------------     ---------------
LOSS BEFORE INCOME TAXES                                         (540,461)           (226,847)
PROVISION FOR INCOME TAXES                                          2,400               2,400
                                                         -----------------     ---------------
NET LOSS                                                 $       (542,861)     $     (269,247)
                                                         =================     ===============
NET LOSS PER COMMON SHARE                                $          (0.07)     $        (0.04)
                                                         =================     ===============
AVERAGE COMMON SHARES OUTSTANDING                               7,776,614           6,657,783
                                                         =================     ===============


                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)


                                                                FOR THE 3 MONTHS ENDED
                                                          MARCH 31, 1997       MARCH 31, 1996
                                                         -------------------------------------
NET SALES                                                $         59,988      $       26,556

OPERATING EXPENSES
        Cost of products sold                                      42,778               9,942
        Selling and administrative expenses                       126,098              61,301
        Research and development                                   19,879              19,396
        Consulting services                                       191,633              24,072
        Depreciation and amortization                               3,495               2,739
                                                         -----------------     ---------------
           TOTAL OPERATING EXPENSES                               383,883             117,450
                                                         -----------------     ---------------
LOSS FROM OPERATIONS                                             (323,895)            (90,894)
OTHER INCOME (EXPENSES)
        Interest income                                            17,506              16,643
        Interest expense                                           (4,713)             (6,325)
        Minority interest                                           2,948               3,342
                                                         -----------------     ---------------
           TOTAL OTHER INCOME (EXPENSES)                           15,741              13,660
                                                         -----------------     ---------------
LOSS BEFORE INCOME TAXES                                         (308,154)            (77,234)
PROVISION FOR INCOME TAXES                                             --                 --
                                                         -----------------     ---------------
NET LOSS                                                 $       (308,154)     $      (77,234)
                                                         =================     ===============
NET LOSS PER COMMON SHARE                                $          (0.04)     $        (0.01)
                                                         =================     ===============
AVERAGE COMMON SHARES OUTSTANDING                               7,921,370           6,660,172
                                                         =================     ===============



                 See accompanying notes to financial statements

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
          CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (DEVELOPMENT STAGE COMPANY)



                                                                 FOR THE 9 MONTHS ENDED
                                                            MARCH 31, 1997     MARCH 31, 1996
                                                           -----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                            $      (542,861)   $      (191,994)
        Adjustments to reconcile loss to net cash used
        in operating activities
           Depreciation and amortization                              9,729              2,382
           Minority interest                                         (8,750)            (6,292)
           Changes in assets and  liabilities
               (Increase) decrease in inventories                   (12,767)            (1,834)
               (Increase) decrease in accounts                      (15,952)            27,406
                 receivable
               (Increase) decrease in other assets                  (31,330)           (36,635)
               (Increase) decrease in interest                      (52,833)           (33,286)
                 receivable
               Increase (decrease) in accounts payable
                 and accrued expenses                                35,444             80,866
                                                           -----------------   ----------------
NET CASH USED IN OPERATING ACTIVITIES                              (619,320)          (159,387)
CASH FLOWS USED IN INVESTING ACTIVITIES
        Advances (to)/from shareholder, net                          (4,546)            10,509
        Capital expenditures for property and equipment             (17,163)           (10,830)
                                                           -----------------   ----------------
NET CASH USED FOR INVESTING ACTIVITIES                              (21,709)              (321)
                                                           -----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                      491,319            125,000
        Proceeds from notes payable                                 155,000             22,185
        Payments on notes payable                                    (9,189)                --
        Payments on capital lease obligations                        (2,115)            (1,422)
                                                           -----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                          635,015            145,763
                                                           -----------------   ----------------
NET INCREASE (DECREASE) IN CASH                                      (6,014)           (13,945)
CASH AT BEGINNING OF PERIOD                                          28,083             20,358
                                                           -----------------   ----------------
CASH AT END OF PERIOD                                       $        22,069    $         6,413
                                                           =================   ================


                  See accompanying notes to financial statement

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)


A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

       The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996. The results of operations for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the operating results for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1996.


B.     INVENTORIES:

       Inventory as of March 31, 1997 and June 30, 1996 is comprised of the following:

                              MARCH 31, 1997          JUNE 30, 1996
                           --------------------    ------------------
                                Unaudited
Antisera products          $         4,140,431     $       4,140,579
Healthcare products                     24,221                11,306
                           --------------------    ------------------
                           $         4,164,652     $       4,151,885
                           ====================    ==================


C.     LOSS PER COMMON SHARE:

       Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month and nine month periods ended March 31, 1997 and 1996, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)


D.      RELATED PARTY TRANSACTIONS:

        During the three months and nine months ended March 31, 1997 and 1996, various shareholders and directors of the Company provided consulting and research and development activities related to the recommencement of business activities and products.

        In connection with these services, during the nine months ended March 31, 1997 and March 31, 1996, the Company recognized research and development of $62,427 and $ 62,633 and consulting expenses of $244,356 and $52,506, respectively.

E.      SUPPLEMENTAL CASH FLOW INFORMATION:

        Interest and Income Taxes Paid

        Cash paid for interest and income taxes for the nine months ended March 31, 1997 and 1996 were as follows:

                                               MARCH 31,     MARCH 31,
                                                 1997           1996
                                                 ----           ----

                                 Interest     $  3,349       $  7,313
                                              ========       ========
                             Income taxes     $    800       $  2,400
                                              ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed its operations primarily through private placements of common stock, issuance of convertible debt instruments, warrant conversions, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected increased sales, particularly of the recently introduced Feverfew Nasal Mist, are expected to generate the cash necessary to support the further development of the Company's products through June of 1997. In addition the Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt instruments and the exercise of warrants and options will enhance its working capital.

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

                              COMPARISON OF RESULTS

                                           NINE MONTHS ENDED
                                 MARCH 31, 1997         MARCH 31, 1996
                             --------------------  ----------------------
  Revenues                   $            130,937  $             107,048
  Cost of products sold                    99,177                 69,908
  Other Operating expenses                621,425                356,238
  Loss from operations                   (589,665)              (319,098)
  Net loss                   $           (542,861)  $           (269,247)
                             --------------------  ----------------------

FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

On a consolidated basis, the Company had sales totaling $130,937 for the nine months ended March 31, 1997, compared with $107,048 in sales for the Company for the same period ending March 31, 1996. The increase in sales for the nine months ended March 31, 1997 resulted from an increase in the number of orders of contact lenses, in addition to sales of eyecare and other healthcare related products. The Company is just beginning to sell products nationally and believes that this will enable the Company to effect its general business plans and to properly market its products for future growth.

The Company experienced a net loss of $542,861 for the nine month period ending March 31, 1997, compared with a net loss of $269,247 for the same period ending March 31, 1996. Cost of product sales and operating expenses for the nine months ended March 31, 1997 were $720,602 compared to $426,146 for the nine months ended March 31, 1996. The increase in costs of products sold of $29,269 is a direct result of increased net sales. Selling and Administrative costs increased $68,935 as a result of higher insurance and accounting fees, and consulting costs increased $91,850 as a result of expanded market efforts.

                              COMPARISON OF RESULTS

                                        THREE MONTHS ENDED
                               MARCH 31, 1997         MARCH 31, 1996
                               --------------         --------------
Revenues                         $     59,988           $     26,556
Cost of products sold                  42,778                  9,942
Other Operating                       341,105                107,508
expenses
Loss from operations                (323,895)               (90,894)
Net loss                         $  (308,154)           $   (77,234)

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

On a consolidated basis, the Company had sales totaling $59,988 for the three months ended March 31, 1997, compared with $26,556 in sales for the Company for the same period ending March 31, 1996. The increase in sales for the three months ended March 31, 1997 resulted from an increase in orders of contact lenses, in addition to sales of eyecare and other healthcare related products.

The Company experienced a net loss of $308,154 for the three month period ending March 31, 1997, compared with a net loss of $77,234 for the same period ending March 31, 1996. Cost of product sales and operating expenses for the three months ended March 31, 1997 were $383,883 compared to $117,450 for the three months ended March 31, 1996. The increase in costs of products sold of $32,836 is a direct result of increased net sales. Selling and Administrative costs increased $64,797 as a result of higher insurance and accounting fees, and consulting costs increased $167,561 as a result of expanded marketing.

FINANCIAL RESOURCES

At March 31, 1997, the Company had current assets of $198,933 and inventory of $4,164,652 ($4,140,431 of which constituted the inventory of antisera). The antisera inventory was the result of 15 years of work by the late Dr. James Plummer, a well-known San Diego immunologist. On June 8, 1994, Unified acquired the inventory from the Plummer Family Trust in exchange for 1,065,940 shares of Unified common stock along with warrants to purchase an additional 120,000 shares of Unified stock at $0.10 per share (532,970 shares of the Company's common stock along with warrants to purchase an additional 60,000 shares at $0.20 per share, after giving effect for the subsequent 1 for 2 shares of Unified stock exchanged in the merger). The purchase was recorded at Unified's cost, the fair value of the inventory received for the stock of $4,142,784 based on the valuation of the antisera as of June 8, 1994 equivalent to $7.77 per share for the common stock received by the Plummer Family Trust (not considering the value of the warrants also given to the Trust). As a result of the issuance of Common Stock at $.40 per share in private placements, the merger, losses, and shares issued to other founders for product rights, services and know-how, the book value per share at March 31, 1997 was $.45 per share representing considerable dilution compared to the $7.77 per share value paid by the Plummer Family Trust. The inventory was transferred at historical cost to La Jolla Diagnostics, Inc. on April 17, 1995, the date of the acquisition of Unified, as the business combination was recorded under the pooling of interest method.

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

In addition, during October 1996, the Company has added several types of antisera called anti-human opioid receptor antibodies. The Company will be using two types of antisera, already in its inventory, in preparation of its diagnostic kits, which it intends to market in the near future.

The Company during October of 1996 received debt financing and equity infusion in the amount of $200,000 from an unrelated party at the time. These transactions were negotiated in a manner to occur as an arms length transaction. This unrelated party subsequent to December 31, 1996, became a director of the Company. The Company issued restricted stock of 200,000 shares in exchange for the receipt of $100,000. These shares are not freely trading and are not subject to registration rights.

Furthermore, the Company has issued both 8% and 10% convertible debt instruments, during October 1996 and January 1997 in exchange for an additional $100,000 and $55,000, respectively. The debt instruments are convertible into shares of common stock at $1.00 per share. The shares subject to the convertible debt are restricted and are not subject to registration rights.

RESEARCH AND DEVELOPMENT

The Company is conducting research and development in four areas. Expenditures on research and development will depend upon the financial resources of the Company. Research and development expense recorded for the nine month period ended March 31, 1997 was $62,427 as compared to $62,633 for the nine month period ended March 31, 1996.

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

OPHTHALMIC DIVISION PRODUCTS

OPHTHALMIC SOLUTIONS

One of the Company's founders, Don Brucker, was a pioneer in the development of soft contact lenses and other ophthalmic products, and using his know-how and reputation, the Company has negotiated for exclusive access to a proprietary patent-pending clustered water technology for the preparation of solutions. These solutions have certain properties which give them competitive advantages over existing solutions. They include, but are not limited to the following:

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

LIVING WATER EYE LOTION(TM) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions. In contrast with "eye lubricants," "Artificial Tears," and "Lens Lubricants," which contain ingredients which increase fluid viscosity in an attempt to relieve eye dryness or re-wet contact lenses; "eye redness relievers," which contain vasoconstrictors which can cause eye problems when used too frequently; and eye drops, which contain antihistamines to treat allergy symptoms.

The product has been marketed for several months and has generally exceeded the expectations of those who have tried it.

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

The active ingredient in the product, pilocarpine (one of the oldest methods of glaucoma treatment), is in a solution similar to the Company's LIVING WATER EYE LOTION(TM). The properties of LIVING WATER EYE LOTION(TM) make it an exceptional vehicle for the introduction of the pilocarpine to the eye. Presently, the use of pilocarpine (a miotic, i.e., makes the pupil smaller) is limited, because it is uncomfortable to use and is frequently only partially effective. Its use in a LIVING WATER EYE LOTION(TM) type of solution may allow the use of a smaller concentration of pilocarpine, and diminish side effects.

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

VETERINARY EYE DROP (future marketing effort and product)

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

FEVERFEW NASAL MIST(TM) (currently being marketed)

FEVERFEW NASAL MIST(TM) is being marketed by La Jolla Diagnostics, Inc. as a moisturizing nasal spray. It uses the same clustered water borate buffering system as the company's enthusiastically received LIVING WATER EYE LOTION(TM). FEVERFEW NASAL MIST(TM) is designed to avoid interference with natural functions, as it moistens, soothes and clears the nasal passages.

The Company intends to investigate the possibility that its patent pending moisturizing nasal spray, Feverfew Nasal Mist, may also be effective in aiding in the alleviation of the symptoms of migraine headaches. If the results of the investigation are promising, (and there can be no assurance that they will be) the Company intends to pursue the regulatory processes necessary to add an indication to its labeling for the product's use with migraines.

The Company has applied for a patent on the product, which was introduced to the market in the latter part of April 1997 and thus far is being extremely well-received.

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

The Company is also working on certain other product related projects, and is test marketing a muscle relaxing device called the Electronica-2.

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

IMMUNODIAGNOSTICS (COLON CANCER TEST)

Immunodiagnostic tests are frequently used by clinical diagnostic laboratories for the diagnosis of cancer, autoimmune and infectious diseases. A list of potential tests have been identified by the Company and several have been selected for possible development. The serologic diagnostic test for colon cancer will be the first in the list to be developed.

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


Date:  May 9, 1997                  LA JOLLA DIAGNOSTICS, INC.


                                    By:     /s/ DON BRUCKER
                                            ----------------------------------
                                            Don Brucker
                                            President, Chief Executive Officer
                                            and Chief Financial Officer