Form 10KSB
period 1997-06-30
LA JOLLA DIAGNOSTICS INC
filed 1997-10-14
CIK 945617

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________________________ to _______________________


                         Commission file number 33-93132

                           LA JOLLA DIAGNOSTICS, INC.
                           --------------------------
                 [Name of small business issuer in its charter]

               California                                   94-2901715
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)
7777 Fay Avenue, Suite 160, La Jolla, California              92037
------------------------------------------------            ----------
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number including area code:  (619) 454-6790

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

            Securities registered pursuant to Section 12(g) of Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

         Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.          Yes [X]     No [  ]

         Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $(2,516,096).

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold by the registrant outstanding as of June 30, 1997 was $1,337,816.

         The number of shares of the Common Stock of the registrant outstanding as of June 30, 1997 was 9,137,534.

         Documents incorporated by reference and parts of Form 10-KSB into which incorporated: One.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]
THIS REPORT INCLUDES A TOTAL OF 48 PAGES.  THE EXHIBIT INDEX APPEARS ON PAGE
47.

PART 1

ITEM 1.  BUSINESS

La Jolla Diagnostics, Inc. (the "Company"), a California corporation (OTC Bulletin Board, Symbol LAJD) is a medical and healthcare products company. The Company has two divisions, an Ophthalmic Division engaged in developing ophthalmic solutions and related products, and a Diagnostic Division, primarily concerned with the development and marketing of clinical diagnostic products using immunological and molecular biological technologies.

Prior to April 17, 1995, the Company had not engaged in significant business activities since December 31, 1991. As of April 17, 1995, the Company acquired Unified Technologies, Inc. ("Unified"). The Company is now utilizing the business, scientific and technical expertise of the founders of Unified to
develop its ongoing business operations.   The Company was incorporated April
26, 1983 under the name Women's Health Centers of America, Inc. On February 8, 1990, the Company completed the acquisition of Chemical Dependency Healthcare, Inc. On April 17, 1995, following the acquisition of Unified, the Company changed its name to La Jolla Diagnostics, Inc. The Company currently has four subsidiaries, Unified Technologies, Inc., Antisera Associates, Ltd., Nasal Mist, Inc. (formed August 6, 1997) and Chemical Dependency Healthcare of California, Inc. The discussion of the Company herein refers to the Company and its subsidiaries on a consolidated basis.

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


================================================================================
                       LA JOLLA DIAGNOSTICS, INC.
        OPHTHALMIC PRODUCTS                  DIAGNOSTIC PRODUCTS
--------------------------------------------------------------------------------
    -  LIVING WATER EYE LOTION(TM)*        -  Antisera Reagents*
    -  Feverfew Nasal Mist(TM)*            -  DNA Test for Breast Cancer
    -  OptoPet Eye Wash(TM)*               -  Test for Colon Cancer
    -  Glaucoma Drug                       -  Heart Attack Predictor
    -  HYPERTONIC LW(TM)                   -  Other
    -  Other
================================================================================
      * Now being marketed.

    OPHTHALMIC DIVISION PRODUCTS

OPHTHALMIC NASAL SOLUTIONS

One of the Company's founders, Don Brucker, was a pioneer in the development of soft contact lenses and other ophthalmic products, and using his know-how and reputation, the Company has negotiated for exclusive access to a proprietary technology for the special preparation of ophthalmic solutions. These solutions are prepared with a patent-pending clustered water technology which the Company feels gives them significant advantages over competitive products. This clustered water in the buffering system is formulated with a magnetic resonation process. The Company has a license for the exclusive use of this technology for all eye and nasal solutions.

The clustered water remains chemically identical with unprocessed water, however, when exposed to active biological molecules, the clusters form polywater complexes which take on the structural and electronic "signature" of biomolecules, a process which may enhance the biological effectiveness of the solution. These solutions include:

FEVERFEW NASAL MIST(TM) (currently being marketed)

FEVERFEW NASAL MIST(TM), a patent-pending moisturizing nasal spray containing the herb feverfew. The Company is investigating the possibility of adding further indications for its use beyond that as a moisturizer, including its use for symptomatic relief of migraine, menstrual and hangover headaches. The product has been shown at several professional conventions and has been favorably commented on by many health care practitioners.

The suggested retail price of the FEVERFEW NASAL MIST(TM) is currently $29.95 per spray bottle. The length of time a bottle will last will depend upon its frequency of use and will vary from approximately one month (for those who may choose to use the product prophylactically on a frequent basis) to several months.

LIVING WATER EYE LOTION(TM) (currently being marketed)

LIVING WATER EYE LOTION(TM) is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water.

The solution is a clustered water borate buffered, sterile isotonic aqueous solution containing sodium chloride. It is preserved with a mild preservative, 0.1% sorbic acid and disodium EDTA (ingredients commonly used in solutions for sensitive eyes). In contrast with:

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

The product has generally exceeded the expectations of those who have tried it.

OPTOPET EYE WASH(TM) (currently being marketed)

OPTOPET EYE WASH(TM) is for cleansing the eyes of dogs and cats and removing mucous which causes fur stains beneath the eyes (a major problem in certain breeds).

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

OTHER OPHTHALMIC SOLUTIONS

Several compounds, such as steroids, antibiotics and antioxidants using LIVING WATER EYE LOTION(TM) type of solution as a vehicle are being studied by the Company. As with PILOCARPINE LW(TM), the use of a clustered water type solution may offer certain advantages to the user.

OTHER NASAL SPRAYS

The company is developing and intends to patent other nasal sprays.

MISCELLANEOUS PRODUCTS

The Company has arranged to have contact lenses privately labeled by a large manufacturer under the name of the BRUCKER THIN PROFILE(TM) Soft Contact Lens. This lens is designed to allow the efficient fitting of an exceptionally versatile contact lens which enables the fitter to stock a small inventory of lenses, and is especially suited for export. The lenses have been marketed in Russia for over two years.

The Company is also working on certain other product related projects, and is test marketing a muscle relaxing device called Electronic-2.

      DIAGNOSTIC DIVISION PRODUCTS

The Diagnostic Division is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. These products include:

ANTISERA

The Company has made the decision to sell its inventory of antisera products via a close-out sale because it has been determined that the marketing of antisera products no longer fits into the Company's long-range plans. The Company intends to concentrate on proprietary diagnostic products and consumer healthcare products.

In the past, the Company marketed its inventory of antisera on a limited basis by placing ads in journals stressing the high quality of the products, along with discount prices. The initial response to the ads, that is people and institutions requesting catalogs, was commensurate with the marketing effort, but follow-ups with actual orders was not.

After investigation, the Company has come to the conclusion that the discount offered of 10 to 20 percent below standard market prices was not sufficient to entice users of antisera away from their customary suppliers, so marketing was suspended.

Now that the Company has made the decision to close out its antisera inventory, it feels confident that a more vigorous discounting of antisera prices, along with aggressive advertising in leading journals, stressing that the demand for a product determines the price, will result in a sale of a significant portion of the inventory in a relatively short period of time.

The proposed 40 percent discount off the Company's present catalog discount prices will result in an average discount of 50 percent or more off the industry standard.

During the year the Company wrote down the value of the inventory by approximately 40 percent in order to reflect its estimates of the results of the close-out sale. Also, per the partnership agreement between the Company and Sogery Trust (Antisera Associates, Ltd., Financial Statement Note D), if the Company is unable to sell the inventory due to lack of marketability or reduction in value, the outstanding balance of the promissory note will be reduced as appropriate to reflect any corresponding reduction in value. The Note Receivable was written down by $406,900 and the Interest Receivable of $100,648 was written off.

The Company's entire antisera inventory was valued by unrelated parties (brokers) to be in excess of $4.1 million on a 10 to 20 percent discount sale basis as of June 1994. These valuations were substantiated by an independent research scientist as of June 1995 and again as of June 1996. The cost of marketing and processing the antisera was taken into consideration when arriving at this valuation.

The Company is a supplier of high quality, highly purified antibodies which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes.

For example, all clinical diagnostic laboratories that analyze serum for immunogloblin profiles require at least five antibody reagents: anti- IgG, anti-IgM, anti-IgA, anti-lambda chain and anti-kappa chain for routine clinical analysis of patient serum by immunoelectrophoresis and nephelometry. The Company sells all of these products, as well as many other antisera. Three anti-opiold receptor antibodies (anti-kappa, anti-mu and anti-delta) have been added to the Company's line of products, making them available commercially for the first time. There is good evidence that these antibodies will prove useful as research immuno-reagents for studies in: 1) AIDS and generalized immunosuppression; 2) autoimmune diseases; 3) habitual drug use; and 4) neuropharmacology.

In addition, the Company has added two new anti-human cytokine antibodies (anti-interleukin-6 and anti-interleukin-8) to its research product line. These cytokines are known to be involved in: 1) the regulation of normal antibody syntheses; 2) autoimmune diseases; and 3) inflammatory responses.

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

The Company hopes to begin scheduling final clinical trials of its breast cancer markers, pending additional funding, with the objective of receiving clearance from the FDA to market the product in a diagnostic test.

Ultimately this DNA fingerprint technology could be developed for many other tumor types.

IMMUNODIAGNOSTICS (COLON CANCER TEST)

Immunodiagnostic tests are frequently used by clinical diagnostic laboratories for the diagnosis of cancer, autoimmune and infectious diseases. A list of potential tests have been identified by the Company and several have been selected for possible development. The serologic diagnostic test for gastrointestinal cancer will be the first in the list to be developed.

The test uses Enzyme-Linked Immunosorbent Assay (ELISA) technology, and appears to have a specificity for colon and other gastro-intestinal cancers.

The Company has access to clinical serum samples recruited from patients to validate the test in cooperation with clinicians at Sharp Rees- Stealy Medical Center in San Diego (which has a Certificate of Approval from the Western International Review Board to collect samples). Continued testing is dependent on additional funding.

MYOCARDIAL INFARCTION PREDICTOR

The Company is filing for patent application on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. The company intends to market an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style. A final kit form for the test is being developed.

      DOMESTIC MARKET, OPHTHALMIC DIVISION

FEVERFEW NASAL MIST(TM)

The Company feels that the market for moisturizing nasal sprays, which do not contain vasoconstriction (decongestant) agents and/or antihistamines with their attendant side effects, is growing and will continue to grow along with an overall national trend toward natural and alternative medicine.

Besides its use as a moisturizing nasal spray, the Company intends to pursue the possibility of adding an indication for the use of FEVERFEW NASAL MIST(TM) for aiding in the alleviation of the symptoms of migraine headaches, menstrual headaches and hangover headaches, all which are thought to be caused by the dilation of cerebral blood vessels. Though probably a majority of people suffering from migraines, and most health care practitioners who treat migraine headaches are familiar with the herb feverfew. In addition, the symptoms of some menstrual headaches have a similar etiology as migraine headaches, which greatly enlarges the potential market.

At the present time, all the products which are indicated to have some efficacy in the treatment of migraine headache symptoms are sold with a prescription; however, an FDA advisory panel recently voted to add an indication for migraine of the OTC product, Excedrin. If the FDA follows the suggestion of its advisory panel, which it usually does, it might set a precedent in regards to FEVERFEW NASAL MIST(TM) .

Feverfew (Tanacetum parthenium), an herb which has been used for centuries as a folk remedy, is commonly recommended as an aid in relieving the symptoms of migraine headaches without side effects. Recent international clinical studies continue to give promising results. Traditionally, feverfew is taken orally, either in capsule or liquid solution form.

Migraine headaches are believed to be caused by dilation of the blood vessels of the skull and the scalp. Feverfew is said to be an anti- inflammatory and reduces blood vessel spasms.

More than 20 million people in the United States suffer from migraines, according to the National Headache Foundation, most often striking those between the ages of 25 and 45. Three out of four diagnosed cases are women. The frequency and severity of migraines varies greatly among individuals. The worldwide market for migraine remedies is estimated to be in the neighborhood of $4 billion per year.

Twenty percent of migraine patients experience a pre-headache visual aura which may include sparkling lights, blind spots and vibrating patterns called scintillating scotoma.

Eighty-seven percent of migraine patients sometimes suffer from nausea and fifty-six percent vomit on occasion. Other symptoms include blurred vision, diarrhea, and increased sensitivity to light, sound and smell.

Patients search for the perfect medicine and are frequently shocked to find there isn't one. What may work for one person may be useless or actually make the symptoms worse for another. Most medicines have side effects. Migraine sufferers are forced to settle for what works best, while trying to avoid things which may trigger an attack. "Triggers" vary from individual to individual, and range from chocolate chip cookies to changes in atmospheric pressure to stressful situations.

Menstrual headaches are common, and usually are treated by OTC headache products, such as aspirin or Tylenol, or specialized menstrual products, such as Midol. FEVERFEW NASAL MIST(TM) could be an effective and economical treatment

LIVING WATER EYE LOTION(TM)

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

OPTOPET EYE WASH(TM)

The domestic market for veterinary ophthalmic solutions is a highly fragmented market estimated at $10.8 million in annual revenues. The Company believes its eye drop, which is especially effective in cleansing the eyes of dogs and cats (a major problem in certain breeds), will capture a significant portion of the market. The product is being introduced to pet owners, pet stores and veterinarians through a public relations campaign in pet magazines and the general press.

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

Because Pilocarpine LW contains a low concentration of this active ingredient in a solution similar the Company's Living Water Eye Lotion(TM), it should be well accepted by both patients and ophthalmologists who will prescribe it.

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

 Estimated New Cancer Cases and Cancer Deaths for 1993            (American Cancer Society)
-------------------------------------------------------------------------------------------
    SITE OF CANCER                ESTIMATED NEW CANCER CASES              ESTIMATED
                                             (000'S)                  CANCER DEATHS (000'S)
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
         Breast                                 183                              46
-------------------------------------------------------------------------------------------
         Ovary                                   22                              13
-------------------------------------------------------------------------------------------
      Colon-Rectum                              152                              57
-------------------------------------------------------------------------------------------
          Lung                                  170                             149
-------------------------------------------------------------------------------------------
         Bladder                                 52                              10
-------------------------------------------------------------------------------------------
TOTAL FOR SELECTED SITES                        579                             276
-------------------------------------------------------------------------------------------

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

      INTERNATIONAL MARKETS

OPHTHALMIC SOLUTIONS

Because of the unique properties of its clustered water nasal and ophthalmic solutions, the Company believes it will find a ready market overseas. The Company has had numerous discussions with various groups in several countries, with no definitive results at this time.

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

RESEARCH AND DEVELOPMENT

The Company is maintaining an active research and development program in the areas of ophthalmic nasal products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

REGULATORY AFFAIRS

As a manufacturer, importer and distributor of medical products, the Company is subject to various regulations of the FDA, and various state and foreign health regulatory agencies. The FDA has promulgated regulations to which the Company must adhere relating to the effectiveness and safety of the Company's products. These regulations include, but are not limited to, premarket approval regulations, manufacturing and quality assurance procedures, and conditions and procedures under which investigation of new products or new uses may be conducted. The Company's antisera products do not require FDA approval for its use as research reagents. The Company's diagnostic tests may require submission to the FDA as a premarketing application (PMA) for a new type of diagnostic product or a premarket notification under Section 510(k) for any diagnostic product which is substantially similar to an existing product with FDA approval. Some of the Company's diagnostic tests now in the planning stage are unique, and therefore, will require clinical trials to prove its efficacy before a PMA can be submitted to the FDA.

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

Ophthalmic nasal solutions do not require FDA pre-clearance if they fall into certain OTC or generic categories. Other types do require pre- clearance. The Company's products will fall into both categories. The Company may search for a pharmaceutical company to enter into a joint venture for the development of products requiring full FDA pre-clearance.

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

The Company currently holds no patents, but has filed two patent applications one on its Myocardial Infarction Predictor and one on its Feverfew Nasal Mist(TM).

The Company has an exclusive license agreement to market eye and nasal products from the developer and founder of a clustered water process, who holds a patent pending on the technology.

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

HUMAN RESOURCES

As of June 30, 1997, the Company had four full-time employees and utilized the services of six part-time personnel, of whom seven were engaged in research, development and manufacturing, and three in marketing, customer service and general administration. The Company's research and development staff is made up of professionals working as independent contractors, who perform their services in exchange for Common Stock and Warrants. See "Management, Consultants and Advisors." None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

The success of the Company in its research and development of medical products is dependent upon the experience and know-how of its key scientific and technical personnel.

ITEM 2.  PROPERTY

The corporate headquarters of the Company are located at 7777 Fay Avenue, Suite 160, La Jolla, California 92037. The facilities are approximately 1,300 square feet and are leased at approximately $2,000 per month. The Company has a month-to-month lease and is currently looking at larger quarters. The Company's laboratory facility of approximately 1,200 square feet is located at 11107 Roselle St., San Diego, California 92121 (the Sorrento Valley Facility). The Company leases the Sorrento Valley Facility at a current monthly rate of $3,500. The Company is currently negotiating a new 2-year lease at the same location.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At October 10, 1997, there were over 500 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception nor does it intend to for the future. The Company currently intends to retain earnings, if any, for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has not had significant revenues from operations in each of its last three fiscal years and is believed to still be in its development stage. The Company's business is divided into two separate, distinct operations: the Opthalmic Division and the Diagnostic Division.

PLAN OF OPERATIONS

Financial Resources

At June 30, 1997 and 1996, the Company had current assets of $79,011 and $149,427 (including cash of $13,275 and $28,083) and inventory of $2,483,890 and $4,151,885 ($2,456,911 and $4,140,579 of which constituted the inventory of antisera) for both periods, respectively. The antisera inventory was the result of fifteen years of work by the late Dr. James Plummer, a well-known San Diego immunologist. On June 8, 1994, Unified acquired the inventory from the Plummer Family Trust in exchange for 1,065,940 shares of Unified common stock along with warrants to purchase an additional 120,000 shares of Unified stock at $0.10 per share (532,970 shares of the Company's common stock along with warrants to purchase an additional 60,000 shares at $0.20 per share, after giving effect for the subsequent 1 for 2 shares of Unified stock exchanged in the merger). The purchase was recorded at Unified's cost, the fair value of the inventory received for the stock of $4,142,784 based on the valuation of the antisera as of June 8, 1994; equivalent to $7.77 per share for the common stock received by the Plummer Family Trust. The inventory was transferred at historical cost to La Jolla Diagnostics, Inc. on April 17, 1995, the date of the acquisition of Unified, as the business combination was recorded under the pooling of interest method.

The Company has made the decision to sell its inventory of antisera products via a close-out sale because it has been determined that the marketing of antisera products no longer fits into the Company's long-range plans. The Company intends to concentrate on proprietary diagnostic products and consumer healthcare products.

In the past, the Company marketed its inventory of antisera on a limited basis by placing ads in journals stressing the high quality of the products, along with discount prices. The initial response to the ads, that is people and institutions requesting catalogs, was commensurate with the marketing effort, but follow-ups with actual orders was not.

After investigation, the Company has come to the conclusion that the discount offered of 10 to 20 percent below standard market prices was not sufficient to entice users of antisera away from their customary suppliers, so marketing was suspended.

Now that the Company has made the decision to close out its antisera inventory, it feels confident that a more vigorous discounting of antisera prices, along with aggressive advertising in leading journals, stressing that the demand for a product determines the price, will result in a sale of a significant portion of the inventory in a relatively short period of time.

The proposed 40 percent discount off the Company's present catalog discount prices will result in an average discount of 50 percent or more off the industry standard.

During the year the Company wrote down the value of the inventory by approximately 40 percent in order to reflect its estimates of the results of the close-out sale. Also, per the partnership agreement between the Company and Sogery Trust (Antisera Associates, Ltd., Financial Statement Note D), if the Company is unable to sell the inventory due to lack of marketability or reduction in value, the outstanding balance of the promissory note will be reduced as appropriate to reflect any corresponding reduction in value. The Note Receivable was written down by $406,900 and the Interest Receivable of $100,648 was written off.

Sales for the years ended June 30, 1997 and 1996 were $173,624 and $143,977, comprised of $10,894 and $17,005 in eye lotion, $2,766 and $1,485 in Electronica-2's, $679 and $75 in antisera sales, and $149,414 and $123,647 in contact lenses, respectively, for each period. Contact lens sales were all overseas and constituted approximately 86 percent of total sale for each period reported.

Costs and expenses for the twelve months ended June 30, 1997 and 1996 were $906,719 and $662,480 resulting in a loss from operations for the period of $733,095 and $518,503, respectively. Costs and expenses included consulting services of $266,112 and $105,808, and research and development expense of $80,938 and $82,951, substantially all of which was for services performed by the directors, officers and advisors identified in the section "Management", who accepted as compensation for such services common stock and warrants to acquire common stock of the Company. See "Executive Compensation - Stock Awards and Performance Warrants."

The increase in selling and administrative expenses for the years ended June 30, 1997 and 1996 are due to the Company's increase in research and development, sales, and financial and reporting responsibilities. Selling and administrative expenses included; $110,265 and $113,993 salaries, $49,611 and $45,564 rent, $54,612 and $123,479 legal and accounting fees, $6,511 and $15,158 advertising, and $193,434 and $(61,587) in miscellaneous other expense.

Valuation of Antisera Inventory

The Company has made the decision to sell its inventory of antisera products via a close-out sale because it has been determined that the marketing of antisera products no longer fits into the Company's long-range plans. The Company intends to concentrate on proprietary diagnostic products and consumer healthcare products.

In the past, the Company marketed its inventory of antisera on a limited basis by placing ads in journals stressing the high quality of the products, along with discount prices. The initial response to the ads, that is people and institutions requesting catalogs, was commensurate with the marketing effort, but follow-ups with actual orders was not.

After investigation, the Company has come to the conclusion that the discount offered of 10 to 20 percent below standard market prices was not sufficient to entice users of antisera away from their customary suppliers, so marketing was suspended.

Now that the Company has made the decision to close out its antisera inventory, it feels confident that a more vigorous discounting of antisera prices, along with aggressive advertising in leading journals, stressing that the demand for a product determines the price, will result in a sale of a significant portion of the inventory in a relatively short period of time.

The proposed 40 percent discount off the Company's present catalog discount prices will result in an average discount of 50 percent or more off the industry standard.

During the year the Company wrote down the value of the inventory by approximately 40 percent in order to reflect its estimates of the results of the close-out sale. Also, per the partnership agreement between the Company and Sogery Trust (Antisera Associates, Ltd., Financial Statement Note D), if the Company is unable to sell the inventory due to lack of marketability or reduction in value, the outstanding balance of the promissory note will be reduced as appropriate to reflect any corresponding reduction in value. The Note Receivable was written down by $406,900 and the Interest Receivable of $100,648 was written off.

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

The Company's ability to increase sales of antisera depends heavily on the success of its marketing strategy, which includes, among other things, advertising in research journals and directly mailing brochures listing the Company's inventory and sale prices to research facilities. There can be no assurance that potential consumers of antisera will commit to purchase the Company's inventory at the Company's close-out prices.

Competition in the area of antisera sales could also have a significant impact on the value of the antisera. The Company is competing against approximately 500 other marketers of immunologic and biologic reagents, including some of the largest healthcare companies in the United States. While increases in biological research have increased the demand for antisera, there could also be an increase in the number of antisera providers hoping to serve the growing market. If the supply of antisera outpaces the increased demand, the close-out sale value of the inventory could drop. Similarly, declines in biological research due to funding deficiencies or other causes beyond the control of the Company could result in decreased demands and lower inventory values. Further, innovations in research techniques could lessen demand for antisera or reduce production costs, either of which could negatively impact the value of the inventory.

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

The minority interest has been accounted for under the "parent company theory" in the consolidated balance sheet. Under this approach, the minority interest is not considered part of stockholders' equity, and is disclosed in the consolidated balance sheet between the liability section and the stockholders' equity section.

Expected Purchases or Sales of Plant and Significant Equipment

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months.

Expected Changes in Number of Employees

The Company plans to add additional employees over the next twelve months as its research and development effort increases, and its sales of solutions, diagnostic kits and miscellaneous products expand. Two people are expected to be added in sales, marketing and administrative, two estimated in the laboratory for both research and development projects and the processing of antisera, and one to handle regulatory matters. In addition, consultants and part-time or temporary employees may be used on specific projects.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business.

Fiscal Years Ended June 30, 1997 and 1996

On a consolidated basis, the Company had sales totaling $173,624 for the year ended June 30, 1997, compared with $143,977 in sales for the Company for the same period ending June 30, 1996. The increase in sales resulted from increased sales of contact lenses and eye solutions, as well as the introduction of the FeverFew nasal mist product to the public.

The Company experienced a net loss of $2,516,096 for the twelve-month period ended June 30, 1997, compared with a net loss of $454,479 for the same period ended June 30, 1996. The increase in losses is principally attributable to the previously discussed antisera inventory write down, a write down of the note receivable on antisera inventory and interest on the note receivable and consulting fees ($266,112 for the twelve-month period ended June 30, 1997).
See "Plan of Operation -- Financial Resources," above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through private placements of common stock, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree, sales. The Company anticipates that the proceeds from private placements of stock and exercise of warrants, together with existing capital and revenues from product sales will be sufficient to finance its operations and working capital requirements for at least twelve months. See "Plan of Operation -- Financial Resources.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS



                                                                                                     PAGE
                                                                                                     ----
Report of Independent Accountants                                                                      22

Financial Statements:

          Consolidated Balance Sheets as of June 30, 1997 and 1996                                     23

          Consolidated Statements of Operations for the years ended June 30, 1997 and                  25
          1996, and cumulative totals for development stage operations from December 3,
          1993 (date of recommencement) through June 30, 1997

          Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the                 26
          years ended June 30, 1997 and 1996, for the period December 3, 1993 (date of recommencement) through June 30, 1994, and for the period July 1, 1993 through
          December 2, 1993

          Consolidated Statements of Cash Flows for the years ended June 30, 1997 and                  28
          1996, and cumulative totals for development stage operations from December 3,
          1993 (date of recommencement) through June 30, 1997

          Notes to Consolidated Financial Statements                                                  30-39

     REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of La Jolla Diagnostics, Inc. (a California corporation) and subsidiaries (Note A) as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1997 and 1996, and cumulative totals for development stage operations from December 3, 1993 (date of recommencement) through June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Diagnostics, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of operations and their cash flows for the years ended June 30, 1997 and 1996, and cumulative totals for development stage operations from December 3, 1993 (date of recommencement) through June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Harlan & Boettger, LLP
San Diego, California
October 9, 1997

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996

                           ASSETS                          1997          1996
                                                        ----------    ----------
CURRENT ASSETS:
     Cash                                               $   13,275    $   28,083
     Accounts receivable                                     9,953         1,729
     Advances to officer                                     8,487         1,156
     Inventory:  Healthcare Products                        26,979        11,306
     Prepaid expenses                                       20,317         6,505
     Interest receivable                                      --         100,648
                                                        ----------    ----------
          TOTAL CURRENT ASSETS                              79,011       149,427
INVENTORY (Note E)                                       2,456,911     4,140,579
PROPERTY & EQUIPMENT, net                                   45,820        43,248
NOTE RECEIVABLE (Note D)                                   493,100       900,000
OTHER ASSETS                                                58,835         7,314
                                                        ----------    ----------
                                                        $3,133,677    $5,240,568
                                                        ==========    ==========

          LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $  282,226    $  178,528
     Accrued expenses                                       34,490        37,385
     Customer deposits                                      40,418          --
     Lease obligations, current portion (Note H)             2,408         2,836
     Loans payable (Note G)                                293,216        99,279
                                                        ----------    ----------
          TOTAL CURRENT LIABILITIES                        652,758       318,028
LEASE OBLIGATION, non-current portion (Note H)               5,240         8,928
MINORITY INTEREST                                          358,650       791,992

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED BALANCE SHEETS (CON'T)
                          AS OF JUNE 30, 1997 AND 1996

STOCKHOLDERS' EQUITY:
     Common stock, no par value (50,000,000 shares authorized, 9,137,534 and
     7,309,482 shares issued & outstanding, respectively)                        11,816,245      11,304,740
     Additional paid-in capital (Note M)                                            831,247         831,247
     Preferred stock, no par value (5,000,000 shares authorized, no shares
     issued)                                                                           --              --
     Retained deficit ($4,119,944 and $1,603,848 deficit accumulated during development stage begun December 3, 1993, respectively) (Note B)
                                                                                (10,530,463)     (8,014,367)
                                                                               ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                              2,117,029       4,121,620
                                                                               ------------    ------------
                                                                               $  3,133,677    $  5,240,568
                                                                               ============    ============

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
 JUNE 30, 1997 AND 1996, AND CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS
                              FROM DECEMBER 3, 1993
                 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1997



                                                                                               DEVELOPMENT STAGE
                                                     JUNE 30, 1997        JUNE 30, 1996       ENDED JUNE 30, 1997
                                                                                                    (NOTE B)
                                                     -------------        -------------       -------------------
NET SALES (Note L)                                    $   173,624           $   143,977           $   455,023
COSTS AND EXPENSES:
      Cost of products sold                               131,952               106,080               327,639
      Selling and administrative expenses                 414,433               359,781               964,399
      Research and development                             80,938                82,951               606,906
      Consulting services                                 266,112               105,808             1,132,453
      Depreciation and amortization                        13,284                 7,860                22,763
                                                      -----------           -----------           -----------
            TOTAL COSTS & EXPENSES                        906,719               662,480             3,054,160
                                                      -----------           -----------           -----------
LOSS FROM OPERATIONS                                     (733,095)             (518,503)           (2,599,137)
OTHER INCOME & EXPENSES:
      Interest income                                         579                67,361               101,227
      Interest expense                                    (23,305)              (13,427)              (38,409)
      Minority interest                                   433,342                12,490               616,391
      Inventory write down                             (1,683,668)                 --              (1,683,668)
      Interest & Notes receivable write down             (507,548)                 --                (507,548)
                                                      -----------           -----------           -----------
            TOTAL OTHER INCOME & EXPENSES              (1,780,600)               66,424            (1,512,007)
                                                      -----------           -----------           -----------
LOSS BEFORE INCOME TAXES                               (2,513,696)             (452,079)           (4,111,144)
PROVISION FOR INCOME TAXES (Note I)                         2,400                 2,400                 8,800
                                                      -----------           -----------           -----------
NET LOSS (Note B)                                     $(2,516,096)          $  (454,479)          $(4,119,944)
                                                      ===========           ===========           ===========

NET LOSS PER COMMON SHARE (Note F)                    $     (0.32)          $     (0.07)          $     (0.92)
                                                      ===========           ===========           ===========

AVERAGE COMMON SHARES OUTSTANDING                       7,720,196             6,678,171             4,471,777
                                                      ===========           ===========           ===========

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE
    OF RECOMMENCEMENT) THROUGH JUNE 30, 1994, AND FOR THE PERIOD JULY 1, 1993
                            THROUGH DECEMBER 2, 1993


                                                                                                             TOTAL
                                                COMMON STOCK               ADDITIONAL                     STOCKHOLDERS'
                                          -------------------------         PAID-IN       RETAINED           EQUITY
                                           SHARES          AMOUNT           CAPITAL        DEFICIT          (DEFICIT)
                                          ---------      ----------         -------       ----------        ---------
BALANCE, JUNE 30, 1993                      580,951     $ 6,370,919     $      --        $(6,408,367)     $   (37,448)

     Net loss incurred prior to
       development stage operations            --              --              --             (2,152)          (2,152)
                                          ---------      ----------         -------       ----------        ---------
BALANCE, DECEMBER 2, 1993                   580,951       6,370,919            --         (6,410,519)         (39,600)
     Issuance of stock for cash           4,205,780           8,412            --               --              8,412
     Issuance of stock for
       inventory (Note D)                   532,970       4,142,784            --               --          4,142,784
     Net loss incurred during
       development stage operations            --              --              --            (30,305)         (30,305)
                                          ---------      ----------         -------       ----------        ---------
BALANCE, JUNE 30, 1994                    5,319,701      10,522,115            --         (6,440,824)       4,081,291
     Issuance of stock in private
       placement                            590,500         236,200            --               --            236,200
     Issuance of stock for services         402,000         160,800            --               --            160,800
     Additional paid-in capital
       from non-cash related party
       transaction (Note N)                    --              --           900,000             --            900,000
     Net loss incurred during
       development stage operations            --              --              --         (1,119,064)      (1,119,064)
                                          ---------      ----------         -------       ----------        ---------
BALANCE, JUNE 30, 1995                    6,312,201      10,919,115         900,000       (7,559,888)       4,259,227
     Conversion of common stock
       warrants                             459,781         220,625            --               --            220,625
     Issuance of stock for services         225,000          40,000            --               --             40,000
     Issuance of stock in private
       placement                            312,500         125,000            --               --            125,000
     Deferred offering costs                   --              --           (68,753)            --            (68,753)
     Net loss incurred during
       development stage operations            --              --              --           (454,479)        (454,479)
                                          ---------      ----------         -------       ----------        ---------
BALANCE, JUNE 30, 1996                    7,309,482     $11,304,740     $   831,247      $(8,014,367)     $ 4,121,620

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE
   OF RECOMMENCEMENT) THROUGH JUNE 30, 1994, AND FOR THE PERIOD JULY 1, 1993
                           THROUGH DECEMBER 2, 1993


                                                                                                              TOTAL
                                           COMMON STOCK                  ADDITIONAL                        STOCKHOLDERS'
                                     ----------------------               PAID-IN         RETAINED            EQUITY
                                     SHARES          AMOUNT               CAPITAL          DEFICIT           (DEFICIT)
                                     ------          ------               -------          -------           ---------
BALANCE, JUNE 30, 1996  (CON'T)        7,309,482     $ 11,304,740      $    831,247      $ (8,014,367)     $  4,121,620
     Conversion of common stock          489,916          141,818              --                --             141,818
       warrants
     Issuance of stock for cash          370,000          135,430              --                --             135,430
     Issuance of stock for               968,136          234,257              --                --             234,257
       services
     Net loss incurred during
       development stage                    --               --                            (2,516,096)       (2,516,096)
       operations                           --
                                       ---------     ------------      ------------      ------------      ------------
BALANCE, JUNE 30, 1997                 9,137,534     $ 11,816,245      $    831,247      $(10,530,463)     $ (2,117,029)
                                       =========     ============      ============      ============      ============

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, AND CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS FROM DECEMBER 3,
              1993 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1997

                                                                                               DEVELOPMENT
                                                                                               STAGE ENDED
                                                                 JUNE 30,       JUNE 30,       JUNE 30, 1997
                                                                  1997            1996            (NOTE B)
                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(2,516,096)     $  (454,479)      (4,119,944)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                13,284            7,860           22,763
      Interest and note receivable writedown                      507,548             --               --
      Inventory writedown                                       1,683,668             --          1,683,668
      Minority interest                                          (433,342)         (12,489)         258,650
      Issuance of stock for services                              234,257           40,000          435,057
      Loss on fixed asset disposal                                    204             --                204
      Additional paid-in capital from non-cash related
        party transaction (Note N)                                   --               --            900,000
      Changes in assets and liabilities:
        (Increase)/decrease in inventories                        (15,673)           2,296          (24,774)
        (Increase)/decrease in accounts receivable                 (8,224)          27,386           (9,953)
        Increase in pepaid epenses                                (13,812)            --            (20,317)
        Increase in other assets                                     --            (15,123)          (8,069)
        Increase in interest receivable                              --            (67,362)            --
        Increase in notes receivable                                 --               --           (493,100)
        Increase in accounts payable and accrued expenses         100,802          105,883          316,716
        Increase in customer deposits                              40,418             --             40,418
                                                              -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                            (406,966)        (366,028)      (1,018,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for property and equipment               (17,150)         (31,209)         (53,990)
    Payments for Nasal Mist, Inc. investments                     (52,181)            --            (52,181)
    Proceeds from sale of property and equipment                    1,750             --              1,750
    Advances (to)/from officer                                     (7,331)           4,503           (8,487)
                                                              -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                             (74,912)         (26,706)        (112,908)
                                                              -----------      -----------      -----------

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996, AND CUMULATIVE TOTALS FOR DEVELOPMENT STAGE OPERATIONS FROM
         DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1997
                  CASH FLOWS FROM FINANCING ACTIVITIES: (CON'T)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock              277,248       345,625       867,485
   Deferred offering costs                                  --            --       (68,753)
   Payments on related party debt                           --            --       (40,152)
   Payments on capital lease obligations                (4,115)       (2,076)       (6,983)
   Proceeds from notes payable, net                    193,937        56,910       293,216
   Proceeds from minority interest in partnership           --            --       100,000
                                                   -----------   -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              467,070       400,459     1,144,813
                                                   -----------   -----------   -----------
NET INCREASE(DECREASE) IN CASH                         (14,808)        7,725        13,224
CASH AT BEGINNING OF PERIOD                             28,083        20,358            51
                                                   -----------   -----------   -----------
CASH AT END OF PERIOD                              $    13,275   $    28,083   $    13,275
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

         PROPERTY AND EQUIPMENT:

         Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of five years. Property and equipment is shown net of accumulated depreciation of $19,634 and $8,223 for the years ended June 30, 1997 and 1996, respectively.

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

         OTHER ASSETS:

         Other assets consist of costs incurred by the Company as their initial investment in Nasal Mist, Inc. (a California corporation), incorporated on August 4, 1997, organizational costs net of accumulated amortization of $1,800 and $1,140, respectively, and deposits.

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

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

B.       DEVELOPMENT STAGE BUSINESS:  (CONTINUED)

         Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations. The following information details the deficit accumulated during the development stage and the related losses:

         Retained deficit as of June 30, 1997 and 1996 consists of the following:

                                                   1997            1996
                                               ------------   ------------
             Deficit accumulated during the
               development stage               $ (4,119,944)  $ (1,603,848)
             Deficit accumulated prior to the
               development stage                 (6,410,519)    (6,410,519)
                                               ------------   ------------
                                               $(10,530,436)  $ (8,014,367)
                                               =============  ============

         The Company has restated common stock to reflect the reverse stock split as a result of the merger (Note F). For the years ended June 30, 1997, 1996, 1995 and 1994, changes in stockholders' equity (deficit) reflect activity incurred during the development stage period.

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

         The original note receivable from Sogery Trust bears interest at 7 percent annual rate with principal payments of $112,500, $270,703, $322,998 and $193,799 due in fiscal years 1996, 1997, 1998 and 1999, respectively. Per the partnership agreement, if the Company is unable to sell the inventory due to lack of marketability or reduction in value, then the outstanding balance on the promissory note will be reduced as appropriate to reflect any corresponding reduction in value. During the year ended June 30, 1997, the Company wrote down the inventory by approximately 40% ($1,683,668) and began preparing for the implementation of a close-out sale marketing campaign.

         Based on the Company's inventory write-down and close-out sale marketing campaign, the Sogery note receivable was correspondingly written down by $406,900 and the interest receivable of $100,648 was written off.

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

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

E.       INVENTORY:

         Inventory as of June 30, 1997 and 1996 is comprised of the following:

                                                        1997             1996
                                                      ----------      ----------
                 Antisera products                    $2,456,911      $4,140,579
                 Healthcare products                      26,979          11,306
                                                      ----------      ----------
                                                      $2,483,890      $4,151,885
                                                      ==========      ==========

F.       NET LOSS PER COMMON SHARE:

         Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the years ended June 30, 1997 and 1996, the Company's common stock equivalents were antidilutive, and therefore, were not included in the computation of net loss per common share. The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995.

G.       LOANS PAYABLE:

         Loans Payable as of June 30, 1997 and 1996 consist of the following:

                                                                          1997     1996
                                                                       --------  --------
         Loans payable to unrelated parties, unsecured, with
         annual interest of 10 percent, due on demand                  $  7,341  $ 64,279

         Loan payable to a group of foreign investors,
         unsecured, with annual interest of 8 percent, due on            32,125    35,000
         demand

         Loans payable to unrelated parties, unsecured, with
         annual interest of 10 percent, due August 1997, note
         holders have option to convert at $1.00/share into
         shares of common stock of Nasal Mist, Inc.                      26,700        --

         Loans payable to unrelated parties, unsecured, with
         annual interest from 8 to 12 percent, due at various
         dates through January 1998, not holders have the option
         to convert at $.20/share to $1.00/share into shares of
         common stock of the Company                                    227,050        --
                                                                       --------  --------
                                                                       $293,216  $ 99,279
                                                                       ========  ========


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

H.       CAPITAL LEASE OBLIGATION:

         The Company leases computer and equipment under a capital lease. The economic substance of these capital lease agreements is that the Company is financing the acquisition over a sixty month period. The capital leases are reflected in the Company's assets & liabilities. The following is an analysis of the book value of the leased assets included in property and equipment:

                          Cost                                         $ 11,464
                          Accumulated Depreciation                       (4,185)
                                                                       --------
                                                                       $  7,279
                                                                       ========

         The following is a schedule by year of the future minimum lease payments under the above capital leases, together with the present value of the net minimum lease payments:

                          Year ending June 30
                          -------------------
                                  1998                                 $3,600
                                  1999                                  2,556
                                  2000                                  2,556
                                  2001                                    298
                                                                       ------
                                                                        9,010
          Amount representing interest                                  1,362
                                                                       ------
          Present value of net minimum lease payment                    7,648
          Less current portion                                         (2,408)
                                                                       ------
                                                                       $5,240
                                                                       ======

I.       INCOME TAXES:

         The provision for income taxes for the years ended June 30, 1997 and 1996 consists solely of the $800 minimum California franchise taxes for the Company and its wholly-owned subsidiaries.

         Provision for income taxes is summarized as follows:

                                                 JUNE 30, 1997        JUNE 30, 1996
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
                                                     ======               ======


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

I.       INCOME TAXES: (CONTINUED)

         The Company's total deferred tax asset as of June 30, 1997 is as follows:

         Net operating loss carryforwards                             $  143,000
         Valuation allowance                                             143,000
                                                                      ----------

                 Net deferred tax asset                               $       --
                                                                      ==========

         As of June 30, 1997, the Company had net operating loss carryforwards, before any limitations which expire as follows:

         YEAR ENDING JUNE 30,             FEDERAL                        STATE
                                          -------                        -----
                1998                    $  200,000                    $    4,000
                1999                       849,000                        16,000
                2000                       720,000                        79,500
                2001                     1,080,000                       190,000
                2002                     1,130,000                     1,256,800
                2003                       634,000                            --
                2004                       145,000                            --
                2005                     1,270,000                            --
                2006                       180,000                            --
                2007                       190,000                            --
                2008                         8,000                            --
                2009                        32,000                            --
                2010                       159,000                            --
                2011                       380,000                            --
                2012                     2,516,100                            --
                                        ----------                    ----------
                                        $9,493,100                    $1,546,300
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

                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


J.       WARRANTS AND OPTIONS:

         Warrants and options outstanding as of June 30, 1997 and 1996 consists of 2,991,350 and 2,670,566, nonredeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.20 to $1.00 per share. The warrants were issued for certain transactions and performances of services and expire five years after the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of $141,818 and $220,625 have been exercised during the years ended June 30, 1997 and June 30, 1996, respectively.

K.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest and income taxes for the years ended June 30, 1997 and 1996 was as follows:

                                                 1997                      1996
                                                ------                    ------
         Interest                               $8,807                    $3,300
                                                ======                    ======
         Income taxes                           $2,400                    $2,400
                                                ======                    ======

         During 1997 and 1996, the Company entered into various agreements with certain individuals and businesses whereby it issued common stock in exchange for services performed by them. In connection with this, for the years ended June 30, 1997 and 1996, the Company issued 1,168,136 and 225,000 shares of common stock for total consideration of $234,257 and $40,000, respectively.

L.       EXPORT SALES:

         The Company's operations consist of sales of products to domestic and foreign markets. As of June 30, 1997 the Company had unshipped orders for products totaling $40,418. There were no unshipped orders as of June 30, 1996. Although the Company is a development stage business and product sales have just commenced, the breakdown of sales between markets is as follows for the years ended June 30, 1997 and 1996:

                                                          1997                     1996
                                                        --------                 --------
         Domestic market                                $ 24,562                 $ 20,330
         Foreign market (Russia)                         149,415                  123,647
                                                        --------                 --------
                                                        $173,977                 $143,977
                                                        ========                 ========

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

         For the years ended June 30, 1997 and June 30, 1996 various shareholders and directors provided consulting and research and development activities and were compensated with S-8 Common Stock issuances and S-8 stock options.

N.       GOING CONCERN:

         As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations. As of June 30, 1997, current liabilities exceed current assets by approximately $(574,000) The Company has also been unsuccessful in marketing or selling significant amounts of the antisera inventory. In addition, the Company had negative cash flows from operations of $407,000 for the year ended June 30, 1997. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities, create an uncertainty as to the Company's ability to continue as a going concern.

         Management feels confident that the above problems are being solved. It intends to close-out its inventory of antisera (various reagents which contain antibodies against immunoglobulins) by reducing current sale prices by approximately 40 percent in order to concentrate on the development of its proprietary diagnostic products, and the marketing and development of its ophthalmic solutions, and nasal sprays. The Company expects the close-out sale of antisera will create significant revenues and provide cash for working capital over the next three to five years.

         The proprietary diagnostic products being developed include a Breast Cancer Diagnostic Test and a Heart Attack Predictor.

         The Company's ophthalmic solutions and nasal sprays, all of which use a patent pending clustered water technology, include Feverfew Nasal Mist, Living Water Eye Lotion and OptoPet Eye Wash. The Feverfew product has received the most attention and has started generating sales in the second quarter of 1997.

         The Company is also trying to raise capital through the exercise of outstanding options and warrants through a private placement to provide capital for the introduction of Feverfew Nasal Mist and other nasal sprays the Company may develop.

         The ability of the Company to continue as a going concern is dependent upon their success in the above endeavors to obtain additional sources of capital, and attain sufficient growth in their user base to enable them to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and current position(s) of each director and executive officer of the Company are as set forth below:

          NAME                     AGE                 POSITION
          ----                     ---                 --------
Donald Brucker                      64           President, Chief Executive Officer, Chief
                                                 Financial Officer and Director
Robert Hamburger                    74           Director
Stanley Heyman                      52           Director
Richard O'Connor                    51           Director and Consultant
Greg Campbell                       49           Director and Consultant
David Flaugh                        50           Director, Secretary and Consultant

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

Gregory S. Campbell

Mr. Campbell (Board Member), who most recently served as executive vice president of Colwell Banker Corporation, Mission Viejo, where he directed operations for Coldwell Banker Residential Affiliates, Coldwell Banker Residential Brokerage, Guardian Tile & Escrow, Corporate Marketing, Education and Real Estate and The Home Mortgage Network Joint Venture. Coldwell Banker is a national residential real estate company with more than 2,500 offices and 56,000 sales associates.

Prior to joining Coldwell Banker, Mr. Campbell served as senior vice president of asset management for Homart Development, Co., a Sears-owned national regional shopping center and office building developer. He also held senior positions at a number of leading nationwide real estate consulting, management and brokerage firms. Mr. Campbell is a Wheaton Collecge graduate with a degree in business and economies.

David Flaugh

Mr. Flaugh (Board Member) recently completed a 25-year tenure at Laboratory Corporation of America (formerly National Health Laboratories), a nationwide clinical laboratory company. As Chief Operating Officer and Chief Financial Officer, Mr. Flaugh guided the company through an aggressive acquisition program, which included the purchase of approximately 60 laboratory companies with annual revenues of $350 million. He also managed the company's merger with Roche Biomedical Laboratories (to form LabCorp) in May 1995. Prior to the merger, the company had reached $1 billion in annual sales.

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

The Directors of the Company intend to use reasonable efforts to expand the Board to seven directors and appoint to the Company's Board of Directors one more outside director before the end of fiscal year 1998.

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

Robert Ziccardi, Ph.D.

Dr. Ziccardi is a protein chemist with the Scripps Research Institute and is working with the Company in the area of antibody purification. Dr. Ziccardi received his Ph.D. in biochemistry from the University of California at Los Angeles and is an adjunct professor of chemistry at Palomar College. Dr. Ziccardi is currently devoting substantially full-time to the Company and is being compensated at the rate of $52,000 per year.

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

ITEM 10.         EXECUTIVE COMPENSATION

EXECUTIVE CASH COMPENSATION

Summary of Cash and Certain Other Compensation

The following table shows, for the most recent four fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 1997.

Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------
     NAME AND          FISCAL YEAR                 ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
     PRINCIPAL
     POSITION                               SALARY         BONUS          OTHER         STOCK AWARDS          WARRANTS
                                            --------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Donald Brucker,          1997               $96,000       $     0        $     0                 0                  0
                         ---------------------------------------------------------------------------------------------
President, CEO,
CFO                      1996               $96,000       $     0        $     0                 0                  0
                         ---------------------------------------------------------------------------------------------
                         1995               $49,604       $     0        $     0         1,361,972            190,000
                         ---------------------------------------------------------------------------------------------
                         1994               $     0       $     0        $     0                 0                  0
                         ---------------------------------------------------------------------------------------------
                         1993               $     0       $     0        $     0                 0                  0
                         ---------------------------------------------------------------------------------------------

STOCK AWARDS AND PERFORMANCE WARRANTS

As of the date of the Unified acquisition (April 17, 1995), each of the following executive officers, directors, consultants, advisers, promoters and founders was issued Common Stock and granted a Common Stock performance warrant (collectively, the "Performance Warrants") by the Company to purchase the number of shares of Common Stock at any time prior to April 17, 2000 at the prices as set forth in the table below. The Common Stock and Performance Warrants were earned when issued and granted. The Company has entered into Stock Restriction Agreements with certain of the persons listed below.
Pursuant to the Stock Restriction Agreement, the Common Stock may not be transferred without the consent of the Company for a period of two years, and thereafter shall be subject to the resale restrictions as set forth in Paragraph (e)(1) of Rule 144 of the Rules and Regulations of the Securities and Exchange Commission. Further, pursuant to the Stock Restriction Agreement, such Common Stock is subject to forfeiture in the event the Shareholder is no longer affiliated with the Company as an officer, director, consultant or adviser upon payment by the Company to such Shareholder of the sum of $0.01 per share. The Performance Warrants are nontransferable and under the terms of certain Stock Restriction Agreements expire unless exercised by the warrant holder within 30 days after such holder is no longer affiliated with the Company as an officer, director, consultant or adviser

The following table sets forth certain information concerning the Stock Awards and Performance Warrants at June 30, 1997:

==============================================================================================================
          NAME             COMMON STOCK       VALUE OF COMMON    NUMBER OF SHARES OF   VALUE OF UNEXERCISED
                             AWARDED          STOCK AWARDS(1)     STOCK UNDERLYING         IN-THE-MONEY
                                                                PERFORMANCE WARRANTS   PERFORMANCE WARRANTS
                                                                 AS OF JUNE 30, 1997    ($) AS OF JUNE 30,
                                                                                              1997(1)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Robert Blanchard              75,000             $30,000                 --                     --
--------------------------------------------------------------------------------------------------------------
Robert Hamburger                --                  --                 20,000                $ 5,000
--------------------------------------------------------------------------------------------------------------
All other executive           75,000             $30,000               20,000                $ 5,000
officers, promoters,
consultants and
advisers as a group
==============================================================================================================

 NOTES:
(1)    Warrants at an exercise price of $0.50 per share.

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

========================================================================================
          NAME AND ADDRESS                           AMOUNT                     PERCENT
        Donald Brucker(1)                          1,551,972.5                     24
        2838 Caminito Turnberry
        La Jolla, CA  92037
-------------------------------------------------------------------------------------------
        Kenneth Brucker, as Trustee(2)             1,361,972.5                     21
           of the A.K. Trust
        1706 Torrence Street
        San Diego, CA 92103
-------------------------------------------------------------------------------------------
        Robert Buchner(3)                              967,295                     15
        713 N. Daisy Street
        Escondido, CA 92027
-------------------------------------------------------------------------------------------
        Robert Hamburger, M.D.(4)                      770,010                     12
        9485 La Jolla Shores
        La Jolla, CA 92037-1149
-------------------------------------------------------------------------------------------
        Richard O'Connor(5)                            740,000                     11
        Sharp Rees-Stealy
        2001 4th Avenue
        San Diego, CA 92101
-------------------------------------------------------------------------------------------
        Andrei Vorobiev(6)                             740,000                     11
        921 Coast Blvd., South #1
        La Jolla, CA 92037
-------------------------------------------------------------------------------------------
        Jennifer Lee Plummer(7)                        592,970                      9
        9998 Muffin Court
        San Diego, CA 92129
-------------------------------------------------------------------------------------------
        All directors and executive                2,766,982.5                     41
        officers as a group (four
        individuals)
-------------------------------------------------------------------------------------------

 NOTES:

(1) Includes 1,361,972.5 shares owned of record by the A.K. Trust of which Mr. Brucker is a beneficiary and 190,000 shares subject to a Performance Warrant.
(2) Held as Trustee only, Kenneth Brucker disclaims any beneficial ownership.
(3) Includes 150,000 shares subject to Performance Warrants.
(4) Includes 25,000 shares held by the Hamburger Family Trust, of which Dr. Hamburger is a trustee and beneficiary, 100,000 shares subject to a Performance Warrant, and 5,000 shares subject to a Warrant received by Dr. Hamburger in connection with the acquisition of 25,000 shares of Common Stock by the Hamburger Family Trust pursuant to a private placement.
(5) Includes 100,000 shares subject to Performance Warrants.
(6) Includes 60,000 shares subject to Performance Warrants.
(7) Includes 60,000 shares subject to Performance Warrants, and 532,970 shares held as Trustee of the Plummer Family Trust, of which she is also a beneficiary.

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

ITEM 13(b).      REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  October 13, 1997              LA JOLLA DIAGNOSTICS, INC.


                                     By: /S/ DON BRUCKER
                                        -------------------------------------
                                        Don Brucker
                                        President, Chief Executive Officer


     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                              Title                                        Date
/S/ DON BRUCKER
-------------------------------         Director, President, Chief Executive         October 13, 1997
Don Brucker                             Officer and Chief Financial Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer and Controller)

/S/ ROBERT HAMBURGER
-------------------------------         Director                                     October 13, 1997
Robert Hamburger, M.D.

/S/ STANLEY V. HEYMAN
-------------------------------         Director                                     October 13, 1997
Stanley V. Heyman

/S/ RICHARD O'CONNOR
-------------------------------         Director                                     October 13, 1997
Richard O'Connor, M.D.

/S/ GREGORY S. CAMPBELL
-------------------------------         Director                                     October 13, 1997
Gregory S. Campbell

/S/ DAVID FLAUGH
-------------------------------         Director and Secretary                       October 13, 1997
David Flaugh