Form 10QSB
period 1997-09-30
LA JOLLA DIAGNOSTICS INC
filed 1997-11-19
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                         Commission file number 33-93132

                           La Jolla Diagnostics, Inc.
     -----------------------------------------------------------------------
     (Exact name of small business registrant as specified in its character)

            California                                    94-2901715
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             7777 Fay Avenue, Suite 160, La Jolla, California 92037
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 454-6790
                         -------------------------------
                         (Registrant's telephone number)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of October 31, 1997, La Jolla Diagnostics, Inc. had 10,662,137 shares outstanding of the registrant's common stock, no par value.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX


                                                                                            PAGE
                                                                                            ----
 PART I                   FINANCIAL INFORMATION
              Item 1      Financial Statements (unaudited):

                          Consolidated Balance Sheets at September 30, 1997
                          (unaudited) and June 30, 1997                                       3

                          Statements of Operations for the Three Months Ended
                          September 30, 1997 and 1996 (unaudited)                             4

                          Statements of Cash Flows for the Three Months Ended
                          September 30, 1997 and 1996 (unaudited)                             5

                          Notes to Consolidated Financial Statements (unaudited)            6 - 7

              Item 2      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                               8 - 14

 PART II                  OTHER INFORMATION

              Item 1      Legal Proceedings - None

              Item 2      Changes in Securities - None

              Item 3      Defaults Upon Senior Securities - None

              Item 4      Submission of Matters to a Vote of Security Holders - None

              Item 5      Other Information - None

              Item 6      Exhibits and Reports on Form 8-K - Exhibit 17                      15

                          SIGNATURES                                                         16


                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                           (DEVELOPMENT STAGE COMPANY)


                                                      SEPTEMBER 30,     JUNE 30,
                                                           1997           1997
                                                       ----------      ----------
                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
               Cash                                    $    3,651      $   13,275
               Accounts receivable                         10,128           9,953
               Advances to officer, net                     6,275           8,487
               Inventory - Healthcare products             27,507          26,979
               Prepaid Expenses                            12,821          20,317
               Interest receivable                              0               0
                                                       ----------      ----------
                      TOTAL CURRENT ASSETS                 20,054          79,011
INVENTORY, Antisera Products                            2,456,911       2,456,911
PROPERTY & EQUIPMENT, NET                                  40,208          45,820
NOTE RECEIVABLE                                           493,100         493,100
OTHER ASSETS                                                8,589          58,835
                                                       ----------      ----------
                                                       $3,059,190      $3,133,677
                                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
               Accounts payable                        $  275,581      $  282,226
               Accrued expenses                            44,357          34,490
               Customer Department                         17,480          40,418
               Lease obligations, current portion             440           2,408
               Loans payable                              320,890         293,216
                                                       ----------      ----------
                      TOTAL CURRENT LIABILITIES           658,748         652,758

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                       CONSOLIDATED BALANCE SHEETS (CON'T)
                           (DEVELOPMENT STAGE COMPANY)


                                                                                   SEPTEMBER 30,        JUNE 30,
                                                                                       1997               1997
                                                                                   ------------       ------------
                                                                                   (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY  (CON'T)
LEASE OBLIGATIONS, NON CURRENT PORTION                                                    4,014              5,240
MINORITY INTEREST                                                                       315,883            358,650
STOCKHOLDERS' EQUITY
Common stock, no par value (50,000,000 shares
         authorized; 9,205,852 and 9,137,534 shares issued
         and outstanding, respectively)                                              11,907,927         11,816,245
Additional paid-in capital                                                              831,247            831,247
Preferred stock, no par value (5,000,000 shares authorized, no shares issued)
                                                                                   ------------       ------------
Retained deficit                                                                    (10,658,629)       (10,530,463)
                                                                                   ------------       ------------
                      TOTAL STOCKHOLDERS' EQUITY                                      2,080,545          2,117,029
                                                                                   ------------       ------------
                                                                                   $  3,059,190       $  3,133,677
                                                                                   ============       ============


                 See accompanying notes to financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)


                                                           FOR THE 3 MONTHS ENDED

                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                            1997              1997
                                                         -----------       -----------
NET SALES                                                $    30,673       $    33,167
OPERATING EXPENSES
               Cost of products sold                          21,463            27,727
               Selling and administrative expenses           103,746            58,282
               Research and development                       17,927            19,680
               Consulting services                            23,388            14,852
               Depreciation and amortization                   3,504             2,739
                                                         -----------       -----------
                      TOTAL OPERATING EXPENSES               170,029           123,280
                                                         -----------       -----------
LOSS FROM OPERATIONS                                        (139,356)           90,113
OTHER INCOME (EXPENSES)
               Interest income                                    --            17,511
               Interest expense                               (6,891)           (1,548)
               Minority interest                              18,080             2,854
                                                         -----------       -----------
                      TOTAL OTHER INCOME (EXPENSES)           11,189            18,817
                                                         -----------       -----------
LOSS BEFORE INCOME TAXES                                    (128,166)          (71,296)
PROVISION FOR INCOME TAXES                                        --             2,400
                                                         -----------       -----------
NET LOSS                                                 $  (128,166)      $   (73,696)
                                                         ===========       ===========
NET LOSS PER COMMON SHARE                                $     (0.01)      $     (0.01)
                                                         ===========       ===========
AVERAGE COMMON SHARES OUTSTANDING                          9,137,534         7,639,342
                                                         ===========       ===========


                 See accompanying notes to financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
           CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DEVELOPMENT STAGE COMPANY)


                                                                                FOR THE 3 MONTHS ENDED
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                                 1997            1996
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $(128,166)      $ (73,969)
   Adjustments to reconcile loss to net cash used in operating activities
       Depreciation and amortization                                               3,339           2,739
       Minority interest                                                         (42,767)         (2,854)
       Changes in assets and  liabilities
           (Increase) decrease in inventories                                       (528)          1,512
           (Increase) decrease in accounts receivable                               (175)            762
           (Increase) decrease in prepaid expenses and
           other assets                                                           57,742           2,109
           (Increase) decrease in interest receivable                                 --         (17,511)
           Increase (decrease) in accounts payable,
           accrued expenses and customer deposits
                                                                                 (19,715)         20,214
                                                                               ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                           (130,270)        (66,725)
CASH FLOWS USED IN INVESTING ACTIVITIES
   Advances (to)/from shareholder, net                                             2,212             399
   Capital expenditures for property and equipment                                 2,273              --
                                                                               ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                             4,485            (399)
                                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                         91,682          53,725
   Proceeds from notes payable                                                    27,674          (6,938)
   Payments on notes payable                                                          --              --
   Payments on capital lease obligations                                          (3,195)           (697)
                                                                               ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                       116,161          46,090
                                                                               ---------       ---------
NET INCREASE (DECREASE) IN CASH                                                   (9,624)        (20,236)
CASH AT BEGINNING OF PERIOD                                                       13,275          28,083
                                                                               ---------       ---------
CASH AT END OF PERIOD                                                          $   3,651       $   7,847
                                                                               =========       =========


                  See accompanying notes to financial statement

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)



A.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation and Principles of Consolidation

         The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the operating results for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1997.


B.       INVENTORIES:

         Inventory as of September 30, 1997 and June 30, 1997 is comprised of the following:

                                 SEPTEMBER 30,     JUNE 30,
                                     1997            1997
                                  ----------      ----------
                                  Unaudited
         Antisera products        $2,456,911      $2,456,911
         Healthcare products          27,507          26,979
                                  ----------      ----------
                                  $2,484,418      $2,483,890
                                  ==========      ==========

C.       LOSS PER COMMON SHARE:

         Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month period ended September 30, 1997 and 1996, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)



D.       RELATED PARTY TRANSACTIONS:

         During the three months ended September 30, 1997 and 1996, various shareholders and directors of the Company provided consulting and research and development activities related to the recommencement of business activities and products.

         In connection with these services, during the three months ended September 30, 1997 and September 30, 1996, the Company recognized research and development of $17,927 and $19,680 and consulting expenses of $23,388 and $14,852, respectively.

E.       SUPPLEMENTAL CASH FLOW INFORMATION:

         Interest and Income Taxes Paid

         Cash paid for interest and income taxes for the nine months ended September 30, 1997 and 1996 were as follows:

                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1997             1996
                                                   -----------      -----------
             Interest                              $       208      $       606
                                                   ===========      ===========
         Income taxes                              $        --      $       800
                                                   ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed its operations primarily through private placements of common stock, issuance of convertible debt instruments, warrant conversions, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected increased sales, particularly of the recently introduced Feverfew Nasal Mist, are expected to generate the cash necessary to support the further development of the Company's products through June of 1998. The Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt instruments and the exercise of warrants and options will enhance its working capital. In addition, the Company formed a subsidiary, Nasal Mist, Inc., in August 1997 to raise between $300,000 and $600,000; as of September 30, 1997, $82,462.38 had been raised for the marketing of Feverfew Nasal Mist.

RESULTS OF OPERATIONS.

GENERALLY. The Company believes that with its business objectives in place and proper funding, the Company will meet its future expansion plans. Management has also implemented a variety of procedures and marketing efforts which will enhance revenues and reduce costs for the Company's operations. The Company has engaged in efforts to promote its products through a distribution system through the use of outside sales representatives.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                              COMPARISON OF RESULTS

                                                                     THREE MONTHS ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1997            1996
                                                                -------------   -------------
                  Revenues                                        $  30,673       $  33,167
                  Cost of products sold                             (21,463)        (27,727)
                  Other Operating expenses                         (148,565)        (95,553)
                  Loss from operations                             (139,356)        (90,113)
                  Net loss                                        $(128,166)      $ (73,969)

The Company experienced a net loss of $128,166 for the three month period ending September 30, 1997, compared with a net loss of $73,696 for the same period ending September 30, 1996. On a consolidated basis, the Company had sales totaling $30,673 for the three months ended September 30, 1997, compared with $33,167 in sales for the Company for the same period ending September 30, 1996. Cost of product sales and operating expenses for the three months ended September 30, 1997 were $21,463 compared to $27,727 for the three months ended September 30, 1996. The decrease in costs of products sold of $6,264 is a direct result of decreased net sales. Selling and Administrative costs increased $45,051 resulting from the addition of the subsidiary Nasal Mist, Inc., and consulting costs increased $8,536 as a result of expanded marketing.

In addition there were substantial increases in the following areas; salaries and consulting expense, legal expense, convention expense and outside services due to the addition of Nasal Mist, Inc. Additionally the company has instated both an employee health insurance policy as well as directors & officers liability, and product and office liability insurance policies after the first quarter of the fiscal year ended, June 30, 1997.

FINANCIAL RESOURCES

At September 30, 1997, the Company had current assets of $20,054 and inventory of $2,484,418 ($2,456,911 of which constituted the inventory of antisera). The inventory was valued by unrelated parties (brokers) as of June 1994 in excess of $4.1 million on a bulk sale basis. These valuations have been substantiated by an independent research scientist as of June 1995 and again as of June 1996. In June 1997, the value of the antisera was marked down by 40% to facilitate the close out sale of the product over the next three years.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. The antisera is kept frozen and have a shelf life in excess of twenty years. Since the Company intends to market and sell the antisera reagents over the next four years, there is not expected to be any obsolescence or deterioration of the inventory.

In addition, during October 1996, the Company added several types of antisera called anti-human opioid receptor antibodies. The Company will be using two types of antisera, already in its inventory, in preparation of its diagnostic kits, which it intends to market in the near future.

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

NASAL MIST, INC.

The Company formed a subsidiary, Nasal Mist, Inc. (NMI), in August 1997 to raise between $300,000 and $600,000; as of September 30, 1997, $82,462.38 had been raised for the marketing development of Feverfew Nasal Mist and other nasal spray products.

NMI is a special purpose company organized solely for the purpose of providing capital to LAJD for the production and marketing of herbal nasal sprays. NMI and LAJD have agreed that in exchange for NMI providing all net proceeds of this offering to LAJD, LAJD will grant to NMI a license and right to receive from LAJD and its successors-in-interest, from time-to-time, an amount equal to 10% of the net sales (half of which will come back to LAJD) less commissions and discounts of nasal sprays sold by LAJD and its successors-in-interest. NMI does not anticipate having any other sources of revenue.

After utilization of all proceeds provided by NMI to LAJD, all operational costs will be the responsibility of LAJD, with the exception of internal legal, accounting, administrative costs, along with associated overhead, and tax obligations of NMI.

The first nasal spray being introduced is the patent pending Feverfew Nasal Mist (the product), a spray containing the herb feverfew.

While the product is being sold as a moisturizing nasal spray, feverfew is an herb which has been used for centuries as a folk remedy for the treatment of the symptoms of migraine headaches, and LAJD intends to investigate the possibility of adding an indication for the use of the product for aiding in the alleviation of the symptoms of migraines, as well as a relief of symptoms of some menstrual headaches, which may have the same etiology as migraine headaches.

Feverfew Nasal Mist is formulated using an exclusive clustered water system, for which a patent is being issued, which enhances bio-availability. The technology is used with other LAJD products, and may also be used in future nasal sprays the Company plans to develop.

               Nasal Mist, Inc. Private Placement Offering

         o  Type of Security Offered: Common Stock
         o Number of Shares Offered: Up to Three Hundred Thousand (300,000) shares on a best efforts basis. No minimum number of shares must be sold by the Company
         o Price per Share: Initial and minimum offering price One Dollar ($1.00) per share, with the price to be adjusted from time-to-time at the discretion of the Company.
         o  Minimum Purchase: Two Thousand (2,000) shares.
         o Common Stock Outstanding Prior to Offering: Five Hundred Thousand (500,000) shares.
         o Common Stock Outstanding Upon Completion of Offering: Eight Hundred Thousand (800,000) shares.

The estimated gross proceeds available to the Company upon completion of this offering will depend on the average selling price of the stock.

RESEARCH AND DEVELOPMENT

The Company is conducting research and development in four areas. Expenditures on research and development will depend upon the financial resources of the Company. Research and development expense recorded for the three month period ended September 30, 1997 was $17,927 as compared to $19,680 for the three month period ended September 30, 1996.

The Company is maintaining an active research and development program in the areas of ophthalmic products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Nasal Spray & Ophthalmic and Diagnostic Divisions.

NASAL SPRAY & OPHTHALMIC PRODUCTS TECHNOLOGY

One of the Company's founders, Don Brucker, was a pioneer in the development of soft contact lenses and other ophthalmic products, and using his know-how and reputation, the Company has negotiated for exclusive access to a proprietary clustered water technology, for which a patent is being issued, for the preparation of solutions. These solutions have certain properties which give them competitive advantages over existing solutions. They include, but are not limited to the following:

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

The Company intends to investigate the possibility that its patent pending moisturizing nasal spray, Feverfew Nasal Mist, may also be effective in aiding in the alleviation of the symptoms of migraine, menstrual and hangover headaches. If the results of the investigation are promising, (and there can be no assurance that they will be) the Company intends to pursue the regulatory processes necessary to add an indication to its labeling for the product's use with migraines.

The Company has applied for a patent on the product, which was introduced to the market in the latter part of April 1997 and thus far is being extremely well-received. Leading alternative medicine doctors have endorsed the product, and distributors are placing large orders.

OTHER NASAL SPRAYS

The Company is investigating other nasal spray possibilities using the clustered water technology.

LIVING WATER EYE LOTION(TM) (currently being marketed)

LIVING WATER EYE LOTION(TM) is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water. The solution is a specially clustered water borate buffered, sterile isotonic aqueous solution containing sodium chloride. It is preserved with a mild preservative, 0.1% sorbic acid and disodium EDTA (ingredients commonly used in solutions for sensitive eyes).

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

The product has been marketed for more than a year and has generally exceeded the expectations of those who have tried it.

OPTOPET EYE WASH(TM) (currently being marketed)

OPTOPET EYE WASH(TM) is for cleansing the eyes of dogs and cats and removing mucous which causes fur stains beneath the eyes (a major problem in certain breeds).

The product has been introduced to pet stores and veterinarians through a public relations campaign in pet magazines and the general press. The initial response to publicity has been encouraging.

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

Most hypertonic saline agents may cause temporary burning and irritation on instillation. The HYPERTONIC LW(TM)formulation is similar that of LIVING WATER EYE LOTION(TM), and is designed to enhance eye comfort.

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

The Company is now marketing an inventory of such antisera reagents. The entire inventory was valued by unrelated parties (brokers) as of June 1994 in excess of $4.1 million on a bulk sale basis. These valuations have been substantiated by an independent research scientist as of June 1995 and again as of June 1996. In June 1997 the value of the antisera was marked down by 40% to facilitate the close out sale of the product. The Company expects that this sale will supply significant revenue over the next three years.

HEART ATTACK PREDICTOR

The Company is planning to market its rapid diagnostic screening test (for which the Company is filing a patent application) this year. The test identifies a particular risk factor for myocardial infarction in a certain subset of mature people. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by a change in living conditions and life style.

CANCER DIAGNOSTIC TESTS

The Company has been working on molecular diagnostic and immunodiagnostic tests for various types of cancer. It continues to work on these projects, and is looking for financial partners to help fund the research. In the meantime it is focusing most of its diagnostic resources on the marketing of antisera and bringing the heart attach predictor to market.

                                                                      Exhibit 17



OTHER

On October 30, 1997, David C. Flaugh resigned from the Board of Directors of La Jolla Diagnostics, Inc., as well as his position as secretary of the Board. Mr. Flaugh's resignation was acknowledged and accepted by the Board.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 18, 1997                 LA JOLLA DIAGNOSTICS, INC.


                                         By:  /s/ Don Brucker
                                             -----------------------------------
                                              Don Brucker
                                              President, Chief Executive Officer
                                              and Chief Financial Officer