Form 10QSB
period 1997-12-31
LA JOLLA DIAGNOSTICS INC
filed 1998-02-17
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


                         Commission file number 33-93132

                           La Jolla Diagnostics, Inc.
      ---------------------------------------------------------------------
      (Exact name of small business registrant as specified in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of January 31, 1998, La Jolla Diagnostics, Inc. had 11,360,070 shares outstanding of the registrant's common stock, no par value.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

                                                                                    PAGE
                                                                                    ----
 PART I         FINANCIAL INFORMATION
     Item 1     Financial Statements (unaudited):
                Condensed Consolidated Balance Sheets as of December 31,
                1997 (unaudited) and June 30, 1997                                 3 - 4
                Condensed Consolidated Statements of Operations for the Six
                Months Ended December 31, 1997 and 1996 (unaudited)                    5
                Condensed Consolidated Statements of Operations for the
                Three Months Ended December 31, 1997 and 1996 (unaudited)              6
                Condensed Consolidated Statements of Cash Flows for the Six
                Months Ended December 31, 1997 and 1996 (unaudited)                    7
                Notes to Condensed Consolidated Financial Statements
                (unaudited)                                                        8 - 9
     Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        10 - 15
 PART II        OTHER INFORMATION
     Item 1     Legal Proceedings - None
     Item 2     Changes in Securities - None
     Item 3     Defaults Upon Senior Securities - None
     Item 4     Submission of Matters to a Vote of Security Holders - None
     Item 5     Other Information - None
     Item 6     Exhibits and Reports on Form 8-K - None
                SIGNATURES                                                            16

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1997 AND JUNE 30, 1997
                          (A DEVELOPMENT STAGE COMPANY)

                                                                    DECEMBER 31,
                                                                        1997               JUNE 30,
                                                                    (UNAUDITED)              1997
                                                                    ------------         ------------
                                     ASSETS
 CURRENT ASSETS
         Cash                                                       $      8,330         $     13,275
         Accounts receivable                                              10,323                9,953
         Advances to officer, net                                          5,680                8,487
         Inventory - Healthcare products                                  22,211               26,979
         Prepaid expenses                                                 50,750               20,317
                                                                    ------------         ------------
            TOTAL CURRENT ASSETS                                          97,294               79,011

 INVENTORY, Antisera products                                          2,456,911            2,456,911
 PROPERTY & EQUIPMENT, NET                                                36,869               45,820
 NOTE RECEIVABLE                                                         493,100              493,100
 OTHER ASSETS                                                              8,424               58,835
                                                                    ------------         ------------
                                                                    $  3,092,598         $  3,133,677
                                                                    ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
         Accounts payable                                           $    296,822         $    282,226
         Accrued expenses                                                 36,204               34,490
         Customer deposits                                                17,480               40,418
         Lease obligations, current portion                                3,489                2,408
         Loans payable                                                   165,890              293,216
                                                                    ------------         ------------
            TOTAL CURRENT LIABILITIES                                    519,890              652,758

 LEASE OBLIGATIONS, NON CURRENT PORTION                                      504                5,240
 MINORITY INTEREST                                                       415,596              358,650
 STOCKHOLDERS' EQUITY
 Common stock, no par value (50,000,000 shares authorized;
     11,324,637 and 9,137,534 shares issued and outstanding,
     respectively)                                                    12,259,134           11,816,245
 Additional paid-in capital                                              817,398              831,247
 Preferred stock, no par value (5,000,000 shares authorized,
      none issued)                                                            --                   --
 Retained deficit                                                    (10,919,919)         (10,530,463)

            TOTAL STOCKHOLDERS' EQUITY                                 2,156,613            2,117,029
                                                                    ------------         ------------
                                                                    $  3,092,598         $  3,133,677
                                                                    ============         ============

   The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)

                                                        FOR THE SIX MONTHS ENDED
                                                   -----------------------------------
                                                   DECEMBER 31,           DECEMBER 31,
                                                        1997                 1996
                                                   -------------         -------------
NET  SALES                                         $      43,972         $      73,949

OPERATING EXPENSES
        Cost of products sold                             25,953                56,399
        Selling and administrative expenses              275,876               171,943
        Research and development                          35,277                40,770
        Consulting services                              114,038                47,180
        Depreciation and amortization                      7,008                 6,234
                                                   -------------         -------------
           TOTAL OPERATING EXPENSES                      457,552               322,526
                                                   -------------         -------------
LOSS FROM OPERATIONS                                    (413,580)             (251,577)
OTHER INCOME (EXPENSES)
        Interest income                                        0                35,906
        Interest expense                                  (9,908)               (8,245)
        Minority interest                                 37,232                 5,802
                                                   -------------         -------------
           TOTAL OTHER INCOME (EXPENSES)                  27,324                33,463
                                                   -------------         -------------
LOSS BEFORE INCOME TAXES                                (386,256)             (218,114)
PROVISION FOR INCOME TAXES                                 3,200                 2,400
                                                   -------------         -------------
NET LOSS                                           $    (389,456)        $    (220,514)
                                                   =============         =============
NET LOSS PER COMMON SHARE                          $       (0.04)        $       (0.03)
                                                   =============         =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             9,210,455             7,826,175
                                                   =============         =============

   The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)


                                                      FOR THE THREE MONTHS ENDED
                                                   ---------------------------------
                                                   DECEMBER 31,         DECEMBER 31,
                                                       1997                 1996
                                                   ------------         ------------
NET SALES                                          $     13,299         $     37,782
OPERATING EXPENSES
        Cost of products sold                             4,490               28,672
        Selling and administrative expenses             171,530              113,661
        Research and development                         17,350               21,090
        Consulting services                              90,650               32,328
        Depreciation and amortization                     3,504                3,495
                                                   ------------         ------------
           TOTAL OPERATING EXPENSES                     287,524              199,246
                                                   ------------         ------------
LOSS FROM OPERATIONS                                   (274,225)            (161,464)
OTHER INCOME (EXPENSES)
        Interest income                                      --               18,395
        Interest expense                                 (3,017)              (6,697)
        Minority interest                                19,152                2,948
                                                   ------------         ------------
           TOTAL OTHER INCOME (EXPENSES)                 16,135               20,448
                                                   ------------         ------------
LOSS BEFORE INCOME TAXES                               (258,090)            (141,016)
PROVISION FOR INCOME TAXES                                3,200                   --
                                                   ------------         ------------
NET LOSS                                           $   (261,290)        $   (141,016)
                                                   ============         ============
NET LOSS PER COMMON SHARE                          $      (0.03)        $      (0.02)
                                                   ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,876,452            8,076,175
                                                   ============         ============

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)

                                                                     FOR THE SIX MONTHS ENDED
                                                                 ---------------------------------
                                                                 DECEMBER 31,         DECEMBER 31,
                                                                     1997                 1996
                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                 $   (389,456)        $   (220,514)
        Adjustments to reconcile loss to net cash used
        in operating activities
           Depreciation and amortization                                7,008                6,234
           Minority interest                                           56,946               (5,802)
           Issuance of stock for services                             272,496                   --
           Changes in assets and liabilities
               (Increase) decrease in inventories                      (4,768)             (18,013)
               (Increase) decrease in accounts receivable                 370                 (270)
               (Increase) decrease in other assets                    (19,978)             (58,533)
               (Increase) decrease in interest receivable                  --              (35,328)
               Increase (decrease) in accounts
                  payable, accrued expenses                            (6,627)              41,922
                                                                 ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                 (84,009)            (290,234)
CASH FLOWS USED IN INVESTING ACTIVITIES
        Advances (to)/from shareholder, net                            (2,807)              (4,658)
        Capital expenditures for property and equipment                (2,273)             (15,127)
                                                                 ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES                                 (5,080)             (19,785)
                                                                 ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                         39,500              191,819
        Proceeds from notes payable                                    48,300              100,000
        Payments on notes payable                                          --               (8,564)
        Payments on capital lease obligations                          (3,656)              (1,319)
                                                                 ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                             84,144              281,936
                                                                 ------------         ------------
NET INCREASE (DECREASE) IN CASH                                        (4,945)             (28,083)
CASH AT BEGINNING OF PERIOD                                            13,275               28,083
                                                                 ------------         ------------
CASH AT END OF PERIOD                                            $      8,330         $          0
                                                                 ============         ============

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the six month and the three month periods ended December 31, 1997 are not necessarily indicative of the operating results for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1997

B.     INVENTORIES:

       Inventories as of December 31, 1997 and June 30, 1997 are comprised of the following:

                                   DECEMBER 31, 1997      JUNE 30, 1997
                                   -----------------      -------------
                                      (Unaudited)
         Antisera products             $2,456,911           $2,456,911
         Healthcare products               22,211               26,979
                                       ----------           ----------
                                       $2,484,418           $2,483,890
                                       ==========           ==========

C.     NET LOSS PER COMMON SHARE:

        Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the six month and three month periods ended December 31, 1997 and 1996, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the six month and three month periods ended December 31, 1997 and 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is expected to be not material.

D.      RELATED PARTY TRANSACTIONS:

        During the six months ended December 31, 1997 and 1996, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

        In connection with these services, during the six months ended December 31, 1997 and December 31, 1996, the Company recognized research and development of $35,277 and $41,770 and consulting expenses of $114,038 and $46,180, respectively.

E.      SUPPLEMENTAL CASH FLOW INFORMATION:

        Interest and Income Taxes Paid

        Cash paid for interest and income taxes for the six months ended December 31, 1997 and 1996 were as follows:

                                  DECEMBER 31, 1997     DECEMBER 31, 1996
                                  -----------------     -----------------

                     Interest           $  430               $  606
                                        ======               ======
                 Income taxes           $   --               $  800
                                        ======               ======

F.      USE OF ESTIMATES:

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains forward-looking statement that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the concentration of the Company's current products, technological change and increased competition in the industry, the Company's ability to manage its growth, its limited protection of technology and trademarks, the Company's dependence on limited suppliers, representatives, distributors, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered for the benefit of the Company, and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales (particularly the recently introduced Feverfew Nasal Mist) is expected to generate the capital necessary to support further development of the Company's products through June of 1998. The Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance its working capital. Additionally, the Company during August of 1997 formed a new subsidiary, Nasal Mist, Inc. The Company has begun efforts to raise between $300,000 and $600,000 in new capital for this subsidiary; as of December 31, 1997, $203,862 had been raised for the marketing of Feverfew Nasal Mist.

RESULTS OF OPERATIONS.

GENERALLY. The Company believes that with its business objectives in place and proper funding, the Company will be able to meet its expansion plans. Management has implemented a variety of procedures and marketing efforts which may enhance revenues and reduce costs for the Company. The Company has begun in efforts to promote its products through a distribution system through the use of outside sales representatives and other marketing efforts.

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                              COMPARISON OF RESULTS

                                                SIX MONTHS ENDED
                                      ---------------------------------------
                                      DECEMBER 31, 1997     DECEMBER 31, 1996
                                      -----------------     -----------------
      Revenues                           $   43,972            $   73,949
      Cost of products sold                 (25,953)              (56,399)
      Other operating expenses             (431,599)             (266,127)
      Loss from operations                 (413,580)             (251,577)
                                         ----------            ----------
      Net loss                           $ (389,456)           $ (220,514)
                                         ==========            ==========

The Company experienced a net loss of $389,456 for the six month period ending December 31, 1997, compared with a net loss of $220,514 for the same period ending December 31, 1996. On a consolidated basis, the Company had sales totaling $43,972 for the six months ended December 31, 1997, compared with $73,949 in sales for the Company for the same period ending December 31, 1996. Cost of product sales and operating expenses for the six months ended December 31, 1997 were $457,552 compared to $322,526 for the six months ended December 31, 1996. The increase in costs of products sold and operating expenses of $135,026 is a direct result of an increase in consulting expenses and an increase in marketing activities related to the new subsidiary Nasal Mist, Inc.

In addition there were substantial increases in the following areas; salaries and consulting expense, legal expense, convention expense and outside services due to the addition of Nasal Mist, Inc.

FINANCIAL RESOURCES

At December 31, 1997, the Company had current assets of $97,294 which includes inventory of $22,211 and $50,750 in prepaid expenses.

The $2,456,911 in antisera inventory was valued by unrelated parties (brokers) as of June 1994 in excess of $4.1 million on a bulk sale basis. These valuations have been substantiated by an independent research scientist as of June 1995 and again as of June 1996. During June 1997, the value of the antisera was marked down by 40% to facilitate the close out sale of the product over the next three years by the Company.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. The antisera is kept frozen and has a shelf life in excess of twenty years.

In addition, during October 1996, the Company added several types of antisera called anti-human opioid receptor antibodies. The Company will be using two types of antisera, already in its inventory, in preparation of its diagnostic kits, which it intends to market.

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

NASAL MIST, INC.

The Company formed a subsidiary, Nasal Mist, Inc. (NMI), in August 1997 to raise between $300,000 and $600,000; as of December 31, 1997, $203,862 had been raised for the marketing development of Feverfew Nasal Mist and other nasal spray products.

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

After utilization of all proceeds provided by NMI to LAJD, all operational costs will then be the responsibility of LAJD, with the exception of internal legal, accounting, administrative costs, along with associated overhead, and tax obligations of NMI.

The first nasal spray being introduced by NMI is the patent pending Feverfew Nasal Mist (the product), a spray containing the herb feverfew.

While the product is being sold as a moisturizing nasal spray, feverfew is an herb which has been used for centuries as a folk remedy for the treatment of the symptoms of migraine headaches. LAJD intends to investigate the possibility of using the product for aid in alleviation of migraines symptoms, as well as a relief of menstrual headache symptoms, which may have the same etiology as migraine headaches.

Feverfew Nasal Mist is formulated using the exclusive patented clustered water system, which enhances bio-availability. The technology is used with other LAJD products, and may be used in other future nasal sprays the Company plans to develop.

        Nasal Mist, Inc. Private Placement Offering

        -  Type of Security Offered: Common Stock

        - Number of Shares Offered: Up to Three Hundred Thousand (300,000) shares on a best efforts basis. No minimum number of shares must be sold by the Company

        - Price per Share: Initial and minimum offering price One Dollar ($1.00) per share, with the price to be adjusted from time-to-time at the discretion of the Company.

         -  Minimum Purchase: Two Thousand (2,000) shares.

         - Common Stock Outstanding Prior to Offering: Five Hundred Thousand (500,000) shares.

         - Common Stock Outstanding Upon Completion of Offering: Eight Hundred Thousand (800,000) shares.

The estimated gross proceeds available to the Company upon completion of this offering will depend on the average selling price of the stock. The Company has as of December 31, 1997 received approximately $85,000 in proceeds.

RESEARCH AND DEVELOPMENT

The Company is conducting research and development in four areas. Expenditures for research and development will depend upon the financial resources of the Company. Research and development expense recorded for the six month period ended December 31, 1997 was $35,277 as compared to $59,000 for the six month period ended December 31, 1996.

The Company maintains an active research and development program in the area of ophthalmic products and immuno/molecular diagnostics using a network of prominent consultants as an addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Healthcare Products and Diagnostic Divisions.

HEATHCARE PRODUCTS

The Healthcare Products Division is largely based on products using a patented (U.S. Patent Number 5711950) Microcluster Template Induction Process which produces a unique clustered water porduct (trademarked CLUSTERWATER(TM)). This liquid crystalline structure remains chemically identical with unprocessed water, however, when exposed to active biological molecules, the liquid crystalline structure forms new polywater complexes which take on the structural and electronic "signature" of biomolecules, a process which enhances the effectiveness of the solution. The Company feels this technology, which can be used with a broad array of compounds, has significant advantages because it increases the bioavailability of formulations. Products being marketed or under development include:

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

The Company has applied for a patent on the product, which was introduced to the market in the latter part of April 1997 and thus far is being extremely well-received. Leading alternative medicine doctors have endorsed the product, and quantities are beginning to be shipped to distributors.

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

DRUG DELIVERY LICENSING

The Company is in contact with major pharmaceutical companies in regards to the licensing of the clustered water process as a more efficient drug delivery system for ophthalmic, nasal, injectables, parenterals and oral medications.

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

CANCER DIAGNOSTIC TESTS

The Company has been working on molecular diagnostic and immunodiagnostic tests for various types of cancer. It continues to work on these projects, and is looking for financial partners to help fund the research. In the meantime it is focusing most of its diagnostic resources on the marketing of antisera and bringing the heart attack predictor to market.

CLUSTERWATER SOLUTIONS

The Company has been developing a new class of diagnostic solvents which enhance biochemical activity called ClusterWater(TM). These solvents enhance the effectiveness of diagnostic tests because the bound water clusters are structurally stabilizing factors increase testing sensitivity.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 13, 1998                    LA JOLLA DIAGNOSTICS, INC.


                                    By:     /s/ Don Brucker
                                            ----------------------------
                                            Don Brucker
                                            President, Chief Executive Officer
                                            and Chief Financial Officer