Form 10QSB
period 1998-03-31
LA JOLLA DIAGNOSTICS INC
filed 1998-05-15
CIK 945617

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 (619) 454-6790
       ---------------------------------------------------------------------
                        (Registrant's telephone number)

      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of April 30, 1998, La Jolla Diagnostics, Inc. had 11,603,570 shares outstanding of the registrant's common stock, no par value.

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998
                                      INDEX

                                                                                    PAGE
 PART I         FINANCIAL INFORMATION

     Item 1     Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets as of March 31, 1998
                  (unaudited) and June 30, 1997                                        3

                Condensed Consolidated Statements of Operations for the Nine
                  Months Ended March 31, 1998 and 1997 (unaudited)                     4

                Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1998 and 1997 (unaudited)               5

                Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 1998 and 1997 (unaudited)                     6

                Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                      7 - 8

     Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       9 - 16

 PART II        OTHER INFORMATION

     Item 1     Legal Proceedings - None

     Item 2     Changes in Securities - None

     Item 3     Defaults Upon Senior Securities - None

     Item 4     Submission of Matters to a Vote of Security Holders - None

     Item 5     Other Information - None

     Item 6     Exhibits and Reports on Form 8-K - Exhibit 17.2                       17

                SIGNATURES                                                            18

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1998 AND JUNE 30, 1997
                          (A DEVELOPMENT STAGE COMPANY)

                                                                    MARCH 31,          JUNE 30,
                                                                      1998               1997
                                                                   (UNAUDITED)
                                                                  ------------       ------------
                             ASSETS
 CURRENT ASSETS
         Cash                                                     $     12,521       $     13,275
         Accounts receivable                                            25,295              9,953
         Advances to officer, net                                        6,380              8,487
         Inventory - Healthcare products                                20,588             26,979
         Prepaid expenses                                               37,343             20,317
                                                                  ------------       ------------
            TOTAL CURRENT ASSETS                                       102,127             79,011
 INVENTORY, Antisera products                                        2,456,911          2,456,911
 PROPERTY & EQUIPMENT, NET                                              33,530             45,820
 NOTE RECEIVABLE                                                       493,100            493,100
 OTHER ASSETS                                                            2,699             58,835
                                                                  ------------       ------------
                                                                  $  3,088,367       $  3,133,677
                                                                  ============       ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
         Accounts payable                                         $    305,407       $    282,226
         Accrued expenses                                               26,960             34,490
         Customer deposits                                              17,480             40,418
         Lease obligations, current portion                                254              2,408
         Loans payable                                                  90,090            293,216
                                                                  ------------       ------------
            TOTAL CURRENT LIABILITIES                                  440,191            652,758
 LEASE OBLIGATIONS, NON CURRENT PORTION                                  3,252              5,240
 MINORITY INTEREST                                                     577,166            358,650
 STOCKHOLDERS' EQUITY
 Common stock, no par value (50,000,000 shares authorized;
     11,403,570 and 9,137,534 shares issued and outstanding,
     respectively)                                                  12,314,344         11,816,245
 Additional paid-in capital                                            817,398            831,247
 Preferred stock, no par value (5,000,000 shares authorized,
      none issued)                                                          --                 --
 Retained deficit                                                  (11,063,984)       (10,530,463)
            TOTAL STOCKHOLDERS' EQUITY                               2,067,758          2,117,029
                                                                  ------------       ------------
                                                                  $  3,088,367       $  3,133,677
                                                                  ============       ============

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)

                                                       FOR THE NINE MONTHS ENDED
                                                  MARCH 31, 1998       MARCH 31, 1997
                                                  --------------       --------------
NET SALES                                          $     67,021         $    130,937
OPERATING EXPENSES
        Cost of products sold                            38,658               99,177
        Selling and administrative expenses             382,381              304,913
        Research and development                         46,222               62,427
        Consulting services                             150,303              244,356
        Depreciation and amortization                    10,572                9,729
                                                   ------------         ------------
           TOTAL OPERATING EXPENSES                     628,136              720,602
                                                   ------------         ------------
LOSS FROM OPERATIONS                                   (561,115)            (589,665)
OTHER INCOME (EXPENSES)
        Interest income                                      --               53,412
        Interest expense                                (12,503)             (12,958)
        Minority interest                                43,298                8,750
                                                   ------------         ------------
           TOTAL OTHER INCOME (EXPENSES)                 30,795               49,204
                                                   ------------         ------------
LOSS BEFORE INCOME TAXES                               (530,320)            (540,461)
PROVISION FOR INCOME TAXES                                3,200                2,400
                                                   ------------         ------------
NET LOSS                                           $   (533,520)        $   (542,861)
                                                   ============         ============
NET LOSS PER COMMON SHARE                          $      (0.06)        $      (0.07)
                                                   ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,389,316            7,776,614
                                                   ============         ============

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)

                                                       FOR THE THREE MONTHS ENDED
                                                  MARCH 31, 1998       MARCH 31, 1997
                                                  --------------       --------------
NET SALES                                          $     23,048         $     59,988
OPERATING EXPENSES
        Cost of products sold                            12,704               42,778
        Selling and administrative expenses             103,905              126,098
        Research and development                         10,945               19,879
        Consulting services                              36,265              191,633
        Depreciation and amortization                     3,564                3,495
                                                   ------------         ------------
           TOTAL OPERATING EXPENSES                     167,383              383,883
                                                   ------------         ------------
LOSS FROM OPERATIONS                                   (144,335)            (323,895)
OTHER INCOME (EXPENSES)
        Interest income                                      --               17,506
        Interest expense                                 (2,594)              (4,713)
        Minority interest                                 6,066                2,948
                                                   ------------         ------------
           TOTAL OTHER INCOME (EXPENSES)                  3,472               15,741
                                                   ------------         ------------
LOSS BEFORE INCOME TAXES                               (140,863)            (308,154)
PROVISION FOR INCOME TAXES                                3,200                   --
                                                   ------------         ------------
NET LOSS                                           $   (144,063)        $   (308,154)
                                                   ============         ============
NET LOSS PER COMMON  SHARE                         $      (0.01)        $      (0.04)
                                                   ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           11,350,948            7,921,370
                                                   ============         ============

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (A DEVELOPMENT STAGE COMPANY)

                                                                  FOR THE NINE MONTHS ENDED
                                                               MARCH 31, 1998     MARCH 31, 1997
                                                               --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                 $ (533,520)        $ (542,861)
        Adjustments to reconcile loss to net cash used
        in operating activities
           Depreciation and amortization                              8,885              9,729
           Minority interest                                        218,516             (8,750)
           Issuance of stock for services                           197,070                 --
           Changes in assets and liabilities
               (Increase) decrease in inventories                     6,391            (12,767)
               (Increase) decrease in accounts receivable           (15,342)           (15,952)
               (Increase) decrease in other assets                   38,614            (31,330)
               (Increase) decrease in interest receivable                --            (52,833)
               Increase (decrease) in liabilities                    (7,287)            35,444
                                                                 ----------         ----------
NET CASH USED IN OPERATING ACTIVITIES                               (86,673)          (619,320)
CASH FLOWS USED IN INVESTING ACTIVITIES
        Advances (to)/from shareholder, net                           2,107             (4,546)
        Capital expenditures for property and equipment               3,901            (17,163)
                                                                 ----------         ----------
NET CASH USED FOR INVESTING ACTIVITIES                                6,008            (21,709)
                                                                 ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                       39,500            491,319
        Proceeds from notes payable                                  52,304            155,000
        Payments on notes payable                                    (7,750)            (9,189)
        Payments on capital lease obligations                        (4,143)            (2,115)
                                                                 ----------         ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                           79,911            635,015
                                                                 ----------         ----------
NET INCREASE (DECREASE) IN CASH                                        (754)            (6,014)
CASH AT BEGINNING OF PERIOD                                          13,275             28,083
                                                                 ----------         ----------
CASH AT END OF PERIOD                                            $   12,521         $   22,069
                                                                 ==========         ==========

    The accompanying notes are an integral part of these financial statements

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (DEVELOPMENT STAGE COMPANY)

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

       The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the nine month and the three month periods ended March 31, 1998 are not necessarily indicative of the operating results for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1997

B.     INVENTORIES:

       Inventories as of March 31, 1998 and June 30, 1997 are comprised of the following:

                                        MARCH 31, 1998          JUNE 30, 1997
                                        --------------          -------------
                                          (Unaudited)
Antisera products                         $2,456,911             $2,456,911
Healthcare products                           20,588                 26,979
                                          ----------             ----------
                                          $2,477,499             $2,483,890
                                          ==========             ==========

C.     NET LOSS PER COMMON SHARE:

       Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the nine month and three month periods ended March 31, 1998 and 1997, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

       In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the nine month and three month periods ended March 31, 1998 and 1997. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is expected to be not material.

D.     RELATED PARTY TRANSACTIONS:

       During the nine months ended March 31, 1998 and 1997, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

       In connection with these services, during the nine months ended March 31, 1998 and March 31, 1997, the Company recognized research and development of $46,222 and $62,427 and consulting expenses of $150,303 and $244,356, respectively.

E.     SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest and Income Taxes Paid

       Cash paid for interest and income taxes for the nine months ended March 31, 1998 and 1997 were as follows:

                                         MARCH 31, 1998         MARCH 31, 1997
                                         --------------         --------------
    Interest                                 $1,206                 $3,349
                                             ======                 ======
Income taxes                                 $  800                 $  800
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

LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales (particularly the recently introduced Feverfew Nasal Mist) is expected to generate the necessary capital to support further development of the Company's products through June of 1998. The Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance working capital. Additionally, the Company during August 1997 formed a new subsidiary, Nasal Mist, Inc. The Company through its private placement was to raise between $300,000 and $600,000; as of March 31, 1998, $313,962 had been raised for the marketing efforts of Feverfew Nasal Mist.

RESULTS OF OPERATIONS.

GENERALLY. The Company believes that with its business objectives in place and proper funding, the Company should be able to meet its future expansion plans. Management has implemented a variety of procedures and marketing efforts which may enhance revenues and reduce costs for the Company. The Company has begun efforts to promote its products through a distribution system which uses outside sales representatives and other marketing efforts.

The Company has been negotiating the sale of several bulk orders of its products. Several of these orders were received after the close of this reporting period, and more are expected before the end of the fiscal year.

FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                    NINE MONTHS ENDED
                                          MARCH 31, 1998         MARCH 31, 1997
                                          --------------         --------------
Revenues                                    $   67,021             $  130,937
Cost of products sold                          (38,658)               (99,177)
Other Operating expenses                      (589,478)              (621,425)
Loss from operations                          (561,115)              (589,665)
                                            ----------             ----------
Net loss                                    $ (533,520)            $ (542,861)
                                            ==========             ==========

The Company experienced a net loss of $533,520 for the nine month period ending March 31, 1998, compared with a net loss of $542,861 for the same period ending March 31, 1997. On a consolidated basis, the Company had sales totaling $67,021 for the nine months ended March 31, 1998, compared with $130,937 in sales for the Company for the same period ending March 31, 1997. Cost of product sales and operating expenses for the nine months ended March 31, 1998 were $628,136 compared to $720,602 for the nine months ended March 31, 1997. The decrease in costs of products sold and operating expenses of $89,266 is a direct result of the use of ouside consultants and various other professional services by the Company. The Company believes this to be a positive trend.

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                   THREE MONTHS ENDED
                                           MARCH 31, 1998       MARCH 31, 1997
                                           --------------       --------------
Revenues                                     $   23,048           $   59,988
Cost of products sold                            12,704               42,778
Other operating expenses                        154,679              341,105
Loss from operations                           (144,335)            (323,895)
                                             ----------           ----------
Net loss                                     $ (144,063)          $ (308,154)
                                             ==========           ==========

The Company experienced a net loss of $144,063 for the three month period ending March 31, 1998, compared with a net loss of $308,154 for the same period ending March 31, 1997. On a consolidated basis, the Company had sales totaling $23,048 for the three months ended March 31, 1998, compared with $59,988 in sales for the Company for the same period ending March 31, 1997. Cost of product sales and operating expenses for the three months ended March 31, 1998 were $167,383 compared to $383,883 for the three months ended March 31, 1997. The decrease in costs of products sold and operating expenses of $216,500 is a direct result of the use of outside consultants and various other professional services by the Company. The Company believes this to be a positive trend.

FINANCIAL RESOURCES

At March 31, 1998, the Company had current assets of $102,127 which includes inventory of $20,588 and $37,343 in prepaid expenses.

The $2,456,911 in antisera inventory was valued by several independent unrelated parties (brokers) as of June 1994 to be in excess of $4.1 million on a bulk sale basis. The valuation was substantiated by an independent research scientist as of June 1995 and 1996. During June 1997, the carrying value of the antisera was marked down by approximately 40% to facilitate the close out sale of the product by the Company.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. The antisera is kept frozen and is believed to have a shelf life in excess of twenty years.

NASAL MIST, INC.

The Company formed a subsidiary, Nasal Mist, Inc. (NMI), in August 1997 to raise between $300,000 and $600,000; as of March 31, 1998, $313,962 had been raised for the marketing efforts of Feverfew Nasal Mist and other nasal spray products.

NMI is a special purpose company organized solely for the purpose of providing working capital to LAJD for the production and marketing of herbal nasal sprays. NMI and LAJD have agreed that in exchange for NMI offering proceeds, LAJD will grant to NMI a license and right to receive from LAJD and its successors-in-interest, from time-to-time, an amount equal to 10% of the net sales (half of which will come back to LAJD) less commissions and discounts of nasal sprays sold by LAJD and its successors-in-interest. NMI does not anticipate having any other sources of revenue.

After utilization of all proceeds provided by NMI to LAJD, all operational costs will then be the responsibility of LAJD, with the exception of internal legal, accounting, administrative costs, along with associated overhead, and tax obligations of NMI.

The first nasal spray being introduced by NMI is the patent pending Feverfew Nasal Mist (the product), a spray containing the herb feverfew.

While the product is being sold as a moisturizing nasal spray, feverfew is an herb which has been used for centuries as a folk remedy for the treatment of the symptoms of migraine headaches. LAJD intends to investigate the use of the product for aid in the alleviation of migraines symptoms, as well as a relief of menstrual headache symptoms, which may have the same etiology as migraine headaches.

Feverfew Nasal Mist is formulated using the exclusive patented clustered water system, which enhances bio-availability. This technology is used with other LAJD products, and may be used in other future nasal sprays the Company intends to develop.

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

      -  Minimum Purchase: Two Thousand (2,000) shares.

      - Common Stock Outstanding Prior to Offering: Five Hundred Thousand (500,000) shares.

      - Common Stock Outstanding Upon Completion of Offering: Eight Hundred Thousand (800,000) shares.

As of March 31, 1998, the Company received approximately $314,000 in gross proceeds.

RESEARCH AND DEVELOPMENT

The Company conducts research and development in four areas. Expenditures for research and development depend upon the availability of financial resources. Research and development expense recorded for the nine month period ended March 31, 1998 was $46,222 as compared to $62,427 for the nine month period ended March 31, 1997.

The Company maintains an active research and development program in the areas of ophthalmic products, nasal sprays, nutriceuticals, and products for the symptomatic relief of allergies, and immuno/molecular diagnostics using a network of consultants in addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Healthcare Products and Diagnostic Divisions.

HEATHCARE PRODUCTS

The Healthcare Products Division is largely based on products using a patented (U.S. Patent Number 5711950) Microcluster Template Induction Process which produces a unique clustered water product (trademarked CLUSTERWATER(TM)). This liquid crystalline structure remains chemically identical with unprocessed water, however, when exposed to active biological molecules, the liquid crystalline structure forms new polywater complexes which take on the structural and electronic "signature" of biomolecules, a process which enhances the effectiveness of the solution. The Company feels this technology, which can be used with a broad array of compounds, has significant advantages because it increases the bioavailability of formulations. Products being marketed or under development using ClusterWater(TM) include:

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

MIGRASPRAY(TM) (currently being marketed)

MIGRASPRAY(TM), a saline solution containing the herb feverfew, is designed to be sprayed under the tongue. This sublingual method of administration promotes excellent absorption.

Feverfew is the common name for Tanacetum parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions, including migraine headaches.

MIGRASPRAY(TM) can be promoted for the treatment of migraine headaches because it is classified as a nutriceutical.

OTHER NASAL SPRAYS

The Company is investigating other nasal spray possibilities using the clustered water technology, including a product for the symptomatic relief of allergies.

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

OTHER OPHTHALMIC PRODUCTS

The Company is developing additional eye solutions using the ClusterWater technology, including a product for the symptomatic relief of allergies.

DRUG DELIVERY LICENSING

The Company is in contact with major pharmaceutical companies in regards to the licensing of the clustered water process as a more efficient drug delivery system for ophthalmic, nasal, injectables, parenterals and oral medications. Results of recent meetings have been encouraging.

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

                                                                    EXHIBIT 17.2

OTHER

On February 18, 1998, the Company announced that Robert A. Rist has joined its Board of Directors.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1998                     LA JOLLA DIAGNOSTICS, INC.

                                       By: /s/ Don Brucker
                                           -------------------------------------
                                           Don Brucker
                                           President, Chief Executive Officer
                                             and Chief Financial Officer