Form 10-K
period 1998-06-30
LA JOLLA DIAGNOSTICS INC
filed 1998-10-15
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the
     transition period from      to


                  Commission file number 33-93132


                    LA JOLLA DIAGNOSTICS, INC.
           [Name of small business issuer in its charter]


          California                             94-2901715
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


7777 Fay Avenue, Suite 160, La Jolla, California       92037
     (Address of principal executive office)         (Zip Code)


Registrant's telephone number including area code:  (619)454-6790


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

     The issuer's revenues for its most recent fiscal year were $73,800.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold by the registrant outstanding as of June 30, 1998 was $1,199,086.

     The number of shares of the Common Stock of the registrant outstanding as of June 30, 1998 was 12,068,986.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: _____.

     Transitional Small Business Disclosure Format (check one):
Yes  [ ]    No   [X]


PART 1

ITEM 1.     BUSINESS

La Jolla Diagnostics, Inc. (the "Company"), a California corporation (OTC Bulletin Board, Symbol LAJD) is a healthcare, nutraceutical and diagnostic products company. The Company has two divisions, a Healthcare Products Division, using proprietary technology, and a Diagnostic Division, primarily concerned with the development and marketing of clinical diagnostic products using immunological and molecular biological technologies.

On September 16, 1998, the Company, through a newly formed subsidiary, DiagnosTech, Inc. (DTI), purchased the assets and technologies of AmTech Scientific, Inc. (ATS), a privately held diagnostic company. These assets include a proprietary, patent pending diagnostic test for active tuberculosis. The accuracy and efficacy of the TB test has been confirmed in three separate clinical trials, and is currently approved for sale and distribution in several countries with approvals pending in others. Additionally, a Japanese pharmaceutical company, having completed internal testing, is in the process of registering the product with the Japanese Ministry of Health.

Other assets to be acquired by La Jolla Diagnostics, Inc. include a rapid diagnostic test for HIV I and II, H. Pilori, and Hepatitis B.

In addition, DiagnosTech acquired the management team of ATS, Stephen C. Roberts, M.D., and G. Bruce Whitfield, J.D.

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

The Company's corporate headquarters is located at 7777 Fay
Avenue, Suite 160, La Jolla, California 92037.

The Company's management and scientists have extensive expertise in a wide variety of healthcare areas, including basic science, clinical investigation, product development and dealing with the Food & Drug Administration (FDA), and other regulatory agencies.


                  LA JOLLA DIAGNOSTICS, INC.

     HEALTHCARE PRODUCTS                 DIAGNOSTIC PRODUCTS

Living Water Eye Lotion(TM) *       Antisera Reagents*

Feverfew Nasal Mist(TM) *           Heart Attack Predictor

OptoPet Eye Wash(TM) *              DiagnosTech Rapid Diagnostic
                                     Tests (see full disclosure)

MigraSpray(TM) *

Prescription Eye Drops

Allergy Products

Drug Delivery Systems


     * Now being marketed.



             HEALTHCARE & NUTRACEUTICAL PRODUCTS


OPHTHALMIC & NASAL SOLUTIONS

One of the Company's founders, Don Brucker, was a pioneer in the development of soft contact lenses and other ophthalmic products. By using his know-how and reputation, the Company has negotiated for exclusive access to a proprietary technology for the special preparation of healthcare and nutraceutical solutions. These solutions are prepared with a patented (U.S. Patent Number 5711950) clustered water technology which the Company feels gives them significant advantages over competitive products. The Company has a license for the exclusive worldwide use of this technology for all eye and nasal solutions, plus other rights.

This clustered water remains chemically identical with unprocessed water, however, when exposed to active biological molecules, the clusters form polywater complexes which take on the structural and electronic "signature" of biomolecules, a process which may enhance the biological effectiveness of the solution. These solutions include:

FEVERFEW NASAL MIST(TM) (currently being marketed)

Feverfew Nasal MistTM, a patent-pending moisturizing nasal spray containing the herb feverfew. The Company is investigating the possibility of adding further indications for its use beyond that as a moisturizer, including its use for symptomatic relief of migraine, menstrual and hangover headaches. The product has been shown at several professional conventions and has been favorably commented on by many health care practitioners. It is now marketed by a large distributor under private label.
Several other companies, both foreign and domestic, are in negotiation to market the products.

The suggested domestic retail price of the Feverfew Nasal MistTM is currently $29.95 per spray bottle. The length of time a bottle will last will depend upon its frequency of use and will vary from approximately one month (for those who may choose to use the product prophylactically on a frequent basis) to several months for those who use it as needed. The product will also be marketed under the name, Hi-Altitude Nasal Spray(TM), which will be sold at sporting goods stores, ski resorts, airports, and other locations that cater to people who are exposed to the rigors of high altitude, which includes altitude sickness.

MIGRASPRAY(TM) (currently being marketed along with Feverfew)

MigraSpray(TM), a sublingual oral spray, very similar to Feverfew
Nasal Mist, which can be promoted for the treatment of migraine headaches because it is classified as a nutraceutical.

LIVING WATER EYE LOTION(TM) (currently being marketed)

Living Water Eye LotionTM is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water.

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

     Eye drops, which contain antihistamines to treat allergy symptoms.

Living Water Eye LotionTM is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions.

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

The active ingredient in the product, pilocarpine (one of the oldest methods of glaucoma treatment), is in a solution similar to the Company's Living Water Eye LotionTM. The properties of Living Water Eye LotionTM make it an exceptional vehicle for the introduction of the pilocarpine to the eye. Presently, the use of pilocarpine (a miotic, i.e., makes the pupil smaller) is limited, because it is uncomfortable to use and is frequently only partially effective. Its use in a Living Water Eye LotionTM type of solution may allow the use of a smaller concentration of pilocarpine, and diminish side effects.

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

Most hypertonic saline agents may cause temporary burning and irritation on instillation. The Hypertonic LW(TM) formulation is similar to that of Living Water Eye LotionTM, and is designed to enhance eye comfort.

ALLERGY PRODUCTS

The Company is developing proprietary products which will use the clustered water technology.

OTHER OPHTHALMIC SOLUTIONS

Several compounds, such as steroids, antibiotics and antioxidants using Living Water Eye LotionTM type of solution as a vehicle are being studied by the Company. As with Pilocarpine
LWTM, the use of a clustered water type solution may offer certain advantages to the user.

OTHER HEALTHCARE AND NUTRACEUTICALS

The company is developing and intends to market other nasal sprays, sublingual sprays and other nutraceuticals.

DRUG DELIVERY LICENSING

The Company is in contact with major pharmaceutical companies in regards to the licensing of the clustered water process as a more efficient, drug delivery system for ophthalmic, nasal, injectables, parenterals, and oral medications.

DIAGNOSTIC PRODUCTS

The Diagnostic Division, through its subsidiary, DiagnosTech is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. The product line now consists of nine self-contained, rapid, point-of-care diagnostics:

     A rapid test for active M. tuberculosis (TB) disease.
     A rapid serum/plasma test for HIV I and II (AIDS) infection. A rapid whole blood test for HIV I and II (AIDS) infection. A rapid saliva test for HIV I and II (AIDS) infection.
     A rapid test for H. pylori infection (the causative agent in over 90% of ulcers).
     A rapid test for hepatitis B (hepatitis B surface antigen:
          HBsAg).
     A rapid pregnancy test.
     A rapid test for Trypanasoa cruzi infection (Chagas disease:
          a common and often fatal parasitic infection endemic to many parts of South and Central America).
     A rapid test for Toxoplasma gondii infection (Toxoplasmosis:
          a common opportunistic infection among AIDS patients).

The Company believes each of these diagnostic products to be uniquely advantageous secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no equivalent in the marketplace. Each test requires only a very small sample of patient blood, serum, urine, or saliva, as the case may be.
Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semi-skilled technician, or by the patients themselves. They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

Each of the diagnostic tests manufactured and marketed represent state-of-the-art technology in that they are rapid, accurate, easy-to-use, and inexpensive. These characteristics make the products ideal for both the U.S. and overseas markets. Changes in the economics of medicine increasingly favor products that can be employed economically and effectively at the point-of-care. Outside of the industrialized world, citizens of emerging economies seek access to healthcare as a high priority. Tests that address significant medical needs, are available at a modest price, and require no special instrumentation, are in high demand.

ANTISERA

The Company has transferred its antisera inventory to DiagnosTech. It consists of high quality, highly purified antibodies which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes. DiagnosTech is in a position to market it aggressively.

MYOCARDIAL INFARCTION PREDICTOR

The Company has filed for patent application on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. The company intends to market an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style. The technology was turned over to DiagnosTech for development of the final diagnostic kit for marketing.

          THE MARKET FOR HEALTHCARE AND NUTRACEUTICALS


FEVERFEW NASAL MIST TM

The Company feels that the market for moisturizing nasal sprays, which do not contain vasoconstriction (decongestant) agents and/or antihistamines with their attendant side effects, is growing and will continue to grow along with an overall national trend toward natural and alternative medicine.

Besides its use as a moisturizing nasal spray, the Company intends to pursue the possibility of adding an indication for the use of Feverfew Nasal Mist(TM) for aiding in the alleviation of the symptoms of migraine headaches, menstrual headaches and hangover headaches, all which are thought to be caused by the dilation of cerebral blood vessels. Many people suffering from migraines, and most health care practitioners who treat migraine headaches are familiar with the herb feverfew. In addition, the symptoms of some menstrual headaches have a similar etiology as migraine headaches, which greatly enlarges the potential market.

The product has been endorsed and mentioned in print by leading alternative healthcare practitioners.

At the present time, all the products which are indicated to have some efficacy in the treatment of migraine headache symptoms are sold with a prescription; however, the FDA recently allowed the indication for migraine of the OTC product, Excedrin. If the FDA follows the suggestion of its advisory panel, which it usually does, it might set a precedent in regards to Feverfew Nasal Mist(TM) .

Feverfew (Tanacetum parthenium), an herb which has been used for centuries as a folk remedy, is commonly recommended as an aid in relieving the symptoms of migraine headaches without side effects. Recent international clinical studies continue to give promising results. Traditionally, feverfew is taken orally, either in capsule or liquid solution form.

Migraine headaches are believed to be caused by dilation of the blood vessels of the skull and the scalp. Feverfew is said to be an anti-inflammatory and reduces blood vessel spasms.

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

Menstrual headaches are common, and usually are treated by OTC headache products, such as aspirin or Tylenol, or specialized menstrual products, such as Midol. Feverfew Nasal Mist(TM) could be an effective and economical treatment.

MIGRASPRAY

MigraSpray is a sublingual version of Feverfew Nasal Mist. Because it is classified as a nutraceutical, the fact that Feverfew is used as a treatment for migraine headaches may be promoted. A book on natural treatments for the symptoms of migraine headaches by Douglas Hunt, M.D., entitled Migraine Killers, has recently been published. The primary product featured in Dr. Hunt's book (who has authored several books on alternative medicine) is MigraSpray.

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

Major ophthalmic solution suppliers include Allergan, Alcon
Laboratories (a subsidiary of Nestle), Bausch and Lomb, Ciba
Vision Corp., IOLab (a subsidiary of Johnson & Johnson), Merck, and Pharmacia Ophthalmic.

Therefore, though Living Water Eye Lotion(TM) compares favorably with other OTC eye solutions, the Company does not intend to compete with the brand leaders. In addition to traditional sales and marketing efforts, it intends to use existing specialized distributors and marketing channels which it has identified, and who have specialized capabilities and/or interests. The product is now being carried in two of the leading alternative health medicine catalogs.

OPTOPET EYE WASH(TM)

The domestic market for veterinary ophthalmic solutions is a highly fragmented market estimated at $10.8 million in annual revenues. The Company believes its eye drop, which is especially effective in cleansing the eyes of dogs and cats (a major problem in certain breeds), will capture a significant portion of the market. The product is being introduced to pet owners, pet stores and veterinarians through a public relations campaign in pet magazines and the general press. In addition, the Company is negotiating with a major veterinary products company to private label the product and distribute.

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

Because Pilocarpine LW contains a low concentration of this active ingredient in a solution similar to the Company's Living
Water Eye Lotion(TM), it should be well accepted by both patients and ophthalmologists who will prescribe it.

HYPERTONIC LW(TM)

In addition to being used as a "first aid" treatment in cases of corneal edema caused by the overwearing of contact lenses, Hypertonic LWTM is suitable for use on a standard prophylactic basis for a period of weeks or months on a post-PRK patient.

OTHER OPHTHALMIC SOLUTIONS

The properties of Living Water Eye LotionTM would benefit many other types of ophthalmic solutions, and while the volume of use of many of these solutions is not great because they are usually not used chronically, they may make profitable niche markets of several million dollars each.

             THE MARKET FOR DIAGNOSTIC PRODUCTS


THE MARKET FOR DIAGNOSTECH'S PRODUCTS

The following table sets forth the Company's abbreviated assessment of the indications and total potential market size for several of its products.

TEST FOR:       TUBERCULOSIS     H. PYLORI        HIV (AIDS)          PREGNANCY           HEPATITIS B
Indication      Third World;     Peptic ulcers;   High risk pts.;     Suspected           High risk pts.;
                known exposure;  gastritis;       screening;          pregnancy           screening;
                high risk pts.   acid reflux      exposure                                exposure

Domestic
Total Patients  3,000,000/year   3,000,000/year   1,000,000/year      10,000,000/year     10,000,000/year
Projected Price $10.00/test      $5.00/test       $3.00/test          $3.00/test          $2.00/test
Total Market    $30,000,000      $15,000,000      $3,000,000          $30,000,000         $20,000,000

International
Total Patients  200,000,000/year 3,000,000/year   100,000,000/year    100,000,000/year    100,000,000/year
Projected Price $5.00/test       $3.00/test       $2.00/test          $1.00/test          $1.00/test
Total Market    $1,000,000,000   $9,000,000       $200,000,000        $100,000,000        $100,000,000

TOTAL          $1,030,000,000   $24,000,000      $203,000,000        $130,000,000        $120,000,000


The Company believes each of these diagnostic products to be uniquely advantageous secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no equivalent in the marketplace. Each test requires only a very small sample of patient blood, serum, urine, or saliva, as the case may be.
Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semi-skilled technician, or by the patients themselves. They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

Each of the diagnostic tests manufactured and marketed by DiagnosTech represent state-of-the-art technology in that they are rapid, accurate, easy-to-use, and inexpensive. These characteristics make the products ideal for both the U.S. and overseas markets. Changes in the economics of medicine increasingly favor products that can be employed economically and effectively at the point-of-care. Outside of the industrialized world, citizens of emerging economies seek access to healthcare as a high priority. Tests that address significant medical needs, are available at a modest price, and require no special instrumentation, are in high demand.

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

MYOCARDIAL INFARCTION PREDICTOR

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

Many product solutions do not require FDA pre-clearance if they fall into certain OTC or nutraceutical categories. Other types do require pre-clearance. The Company's products will fall into both categories. The Company may search for a pharmaceutical company to enter into a joint venture for the development of products requiring full FDA pre-clearance.

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

The Company currently holds no patents, but has filed two patent applications one on its Myocardial Infarction Predictor and one on its Feverfew Nasal MistTM. In addition, an application has been filed on DiagnosTech's rapid test for TB.

The Company has an exclusive license agreement to market eye and nasal products plus other rights from the developer and founder of a patented clustered water process (U.S. Patent Number
5711950).

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

HUMAN RESOURCES

As of June 30, 1998, the Company had three employees and utilized the services of five part-time personnel or independent contractors, engaged in research, development and manufacturing, customer service and general administration. The Company's research and development staff is made up of professionals working as independent contractors, who perform their services in exchange for Common Stock and Warrants. See "Management, Consultants and Advisors." None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

In addition, on September 16, 1998, the top management of DiagnosTech, Stephen Roberts, M.D. and Bruce Whitfield, joined the Company.

The success of the Company in its research and development of medical products is dependent upon the experience and know-how of its key scientific and technical personnel.


ITEM 2.     PROPERTY

The corporate headquarters of the Company are located at 7777
Fay Avenue, Suite 160, La Jolla, California 92037. The facilities are approximately 1,400 square feet and are leased at approximately $2,500 per month. The Company has a month-to-month lease and is currently looking at larger quarters.


ITEM 3.     LEGAL PROCEEDINGS
            The Company is not involved in any litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.


PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

At October 9, 1998, there were over 500 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception nor does it intend to for the future. The Company currently intends to retain earnings, if any, for use in its business.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

The Company has not had significant revenues from operations in each of its last three fiscal years and is believed to still be in its development stage. The Company's business is divided into two separate, distinct operations: the Ophthalmic Division and the Diagnostic Division.

PLAN OF OPERATIONS

FINANCIAL RESOURCES

At June 30, 1998 and 1997, the Company had current assets of $48,835 and $79,011 including cash of $1,307 and $13,275, respectfully. Total assets were $3,042,597 and $3,133,677 including inventory valued at $2,481,641 and $2,483,890, respectively.

Total sales for the years ended June 30, 1998 and 1997 were $73,800 and $173,624, respectively, for each period.

Costs and expenses for the twelve months ended June 30, 1998 and 1997 were $785,732 and $906,719 resulting in a loss from operations for the period of $711,932 and $733,095,respectively. Costs and expenses included consulting services of $191,338 and $266,112, and research and development expense of $54,525 and $80,938, substantially all of which was for services performed by the directors, officers and advisors identified in the section "Management", who accepted as compensation for such services common stock and warrants to acquire common stock of the Company.
See "Executive Compensation - Stock Awards and Performance Warrants."

The increase in selling and administrative expenses for the years ended June 30, 1998 and 1997 are due to the Company's increase in sales and financial and reporting responsibilities. Selling and administrative expenses included; $127,745 and $110,265 salaries, $40,287 and $49,611 rent, $41,469 and $54,612 legal and accounting fees, $15,102 and $6,511 advertising, and $256,772 and $193,434 in miscellaneous other expenses.

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

During the prior year the Company booked a reserve for inventory of approximately 40 percent to reflect estimates of the close-out sale. Additionally, the associated Note Receivable was written down by $406,900 and the associated Interest
Receivable of $100,648 was written down.

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

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company plans to add additional employees over the next twelve months as its research and development effort increases, and its sales of solutions, diagnostic kits and miscellaneous products expand. Several people are expected to be added in sales, marketing, administrative and to handle regulatory matters, as well as in the laboratory for both research and development projects and the processing of antisera. In addition, consultants and part-time or temporary employees may be used on specific projects.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business. Since that time, the Company has been developing products and expects its first significant sales in the coming fiscal year.

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

On a consolidated basis, the Company had sales totaling $73,800 for the year ended June 30, 1998, compared with $173,624 in sales for the Company for the same period ending June 30, 1997. The decrease in sales resulted from decreased sales of contact lenses.

The Company experienced a net loss of $695,787 for the twelve-month period ended June 30, 1998, compared with a net loss of $2,516,095 for the same period ended June 30, 1997. The decrease in losses is partially attributable to the previously discussed antisera inventory write down, a write down of the note receivable on antisera inventory and interest on the note receivable. See "Plan of Operation -- Financial Resources."

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

ITEM 8.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                 18

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 1998 and 1997         19-20

Consolidated Statements of Operations for the years ended
June 30, 1998 and 1997, and cumulative totals for
development stage operations from December 3, 1993 (date
of recommencement) through June 30, 1998                          21

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended June 30, 1998, 1997, 1996, and
1995 for the period December 3, 1993 (date of recommencement)
through June 30, 1994, and for the period July 1, 1993
through December 2, 1993                                         22-23

Consolidated Statements of Cash Flows for the years ended
June 30, 1998 and 1997, and cumulative totals for
development stage operations from December 3, 1993 (date of
recommencement) through June 30, 1998                            24-25

Notes to Consolidated Financial Statements                       26-35


              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of La Jolla Diagnostics, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of La Jolla Diagnostics, Inc. (a California corporation) and its subsidiaries as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of La Jolla Diagnostics, Inc. as of June 30 1997, were audited by other auditors whose report dated October 9, 1997 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to confirm or observe antisera inventory which was held by a third party and valued at $292,784 at June 30, 1998. We were also unable to satisfy ourselves about the existence of the inventory through alternative procedures. (Note E)

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to confirm the inventory referred to in the preceding paragraph, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Diagnostics, Inc. and its subsidiaries as of June 30, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Logan Throop & Co., LLP
San Diego, California
October 7, 1998


               LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1998 AND 1997


          ASSETS                                 1998            1997

CURRENT ASSETS:
Cash                                         $    1,307      $   13,275
Accounts receivable                               3,735           9,953
Advances to officer                               6,626           8,487
Inventory:  Healthcare Products                  14,730          26,979
Prepaid expenses                                 22,437          20,317
                                              ---------       ---------
          TOTAL CURRENT ASSETS                   48,835          79,011
INVENTORY (Note E)                            2,466,911       2,456,911
PROPERTY & EQUIPMENT, net                        30,970          45,820
NOTE RECEIVABLE (Note D)                        493,100         493,100
OTHER ASSETS                                      2,781          58,835
                                              ---------       ---------
                                             $3,042,590      $3,133,677
                                             ==========      ==========

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                            $   335,959      $  282,226
Accrued expenses                                 24,658          34,490
Customer deposits                                   663          40,418
Lease obligations,
current portion (Note H)                          1,119           2,408
Loans payable (Note G)                          114,591         293,216
                                             ----------       ---------
       TOTAL CURRENT LIABILITIES                476,990         652,758
LEASE OBLIGATION,
non-current portion (Note H)                      2,042           5,240
MINORITY INTEREST                               555,069         358,650


See accountants' report and notes to consolidated financial statements.


            LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS (con't)
                     AS OF JUNE 30, 1998 AND 1997

STOCKHOLDERS' EQUITY:                             1998            1997
Common stock, no par value
(50,000,000 shares authorized,
12,068,986 and 9,137,534 shares
issued & outstanding, respectively)            12,403,499      11,816,245
Additional paid-in capital                        831,247         831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              --              --
Retained deficit ($4,815,731 and
  $4,119,944 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)(Note B)                       (11,226,250)    (10,530,463)
                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                      2,008,496       2,117,029
                                               ----------      ----------
                                               $3,042,597      $3,133,677
                                                =========       =========

See accountants' report and notes to consolidated financial statements.


           LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  JUNE 30, 1998 AND 1997, AND CUMULATIVE TOTALS FOR DEVELOPMENT
             STAGE OPERATIONS FROM DECEMBER 3, 1993
         (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1998

                                                               Development
                                                               Stage Ended
                                     June 30,      June 30,      June 30,
                                      1998          1997          1998
                                                                (Note B)

NET SALES (Note K)                 $   73,800    $  173,624     $  528,823

COSTS AND EXPENSES:
Cost of products sold                  45,255       131,952        372,894
Selling and administrative expenses   481,375       414,433      1,445,774
Research and development               54,525        80,938        661,431
Consulting services                   191,338       266,112      1,323,791
Depreciation and amortization          13,239        13,284         36,002
                                    ---------     ---------      ---------
TOTAL COSTS & EXPENSES                785,732       906,719      3,839,892
                                    ---------     ---------      ---------
LOSS FROM OPERATIONS                 (711,932)     (733,095)    (3,311,069)

OTHER INCOME (EXPENSES)
Interest income                         --              579        101,227
Interest expense                      (28,049)      (23,305)       (66,458)
Minority interest                      48,194       433,342        664,585
Write-down of Inventory                 --       (1,683,668)    (1,683,668)
Write-down of Notes/
  Interest Receivable                   --         (507,548)      (507,548)
                                    ---------     ---------      ---------
TOTAL OTHER INCOME (EXPENSE)           20,145    (1,780,600)    (1,491,862)
                                    ---------     ---------      ---------
LOSS BEFORE INCOME TAXES             (691,787)   (2,513,695)    (4,802,931)
PROVISION FOR INCOME TAXES (Note I)     4,000         2,400         12,800
                                    ---------     ---------      ---------
NET LOSS (Note B)                  $ (695,787)  $(2,516,095)   $(4,815,731)
                                      =======     ==========     =========

PRIMARY AND FULLY DILUTED
LOSS PER SHARE (Note F)               $(0.07)       $(0.33)        $(0.82)
                                    ---------     ---------      ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          10,685,391     7,720,196      5,852,580
                                   ==========    ==========     ==========


See accountants' report and notes to consolidated financial statements.


           LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (DEFICIT) FOR THE YEARS ENDED JUNE 30, 1998, 1997, 1996 AND
    1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
             THROUGH JUNE 30, 1994, AND FOR THE PERIOD
               JULY 1, 1993 THROUGH DECEMBER 2, 1993



                                                                                        Total
                                       Common Stock        Additional               Stockholders'
                                                            Paid-in    Retained        Equity
                                   Shares       Amount      Capital    (Deficit)      (Deficit)
BALANCE, JUNE 30, 1993             580,951    $6,370,919   $  --       $(6,408,367)   $ (37,448)
Net loss incurred prior to
  development stage operations       --            --         --            (2,152)      (2,152)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, DECEMBER 2, 1993          580,951     6,370,919      --        (6,410,519)     (39,600)
Issuance of stock for cash       4,205,780         8,412      --             --           8,412
Issuance of stock for inventory
  (Note E)                         532,970     4,142,784      --             --       4,142,784
Net loss incurred during
  development stage operations       --            --         --           (30,305)     (30,305)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1994           5,319,701    10,522,115      --        (6,440,824)   4,081,291
Issuance of stock in private
  placement                        590,500       236,200      --             --         236,200
Issuance of stock for services     402,000       160,800      --             --         160,800
Additional paid-in capital from
  non-cash related party
  transaction                        --            --       900,000          --         900,000
Net loss incurred during
  development stage operations       --            --         --        (1,119,064)  (1,119,064)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1995           6,312,201    10,919,115    900,000     (7,559,888)   4,259,227
Conversion of common stock
  warrants                         459,781       220,625      --             --         220,625
Issuance of stock for services     225,000        40,000      --             --          40,000
Issuance of stock in private
  placement                        312,500       125,000      --             --         125,000
Deferred offering costs              --            --       (68,753)         --         (68,753)
Net loss incurred during
development stage operations         --            --         --          (454,479)    (454,479)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1996          $7,309,482   $11,304,740   $831,247    $(8,014,367)  $4,121,620
Conversion of common stock
  warrants                         489,916       141,818      --             --         141,818
Issuance of stock for cash         370,000       135,430      --             --         135,430
Issuance of stock for services     968,136       234,257      --             --         234,257
Net loss incurred during
  development stage operations       --            --         --        (2,516,096)  (2,516,096)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1997           9,137,534    11,816,245    831,247    (10,530,463)   2,117,029
Conversion of common stock
  warrants                          50,000        10,000      --             --          10,000
Issuance of stock for cash         231,525        64,500      --             --          64,500
Issuance of stock for services
  and notes payable              2,649,927       512,754      --             --         512,754
Net loss incurred during
  development stage operations       --            --         --          (695,787)    (695,787)
BALANCE, JUNE 30, 1998         $12,068,986   $12,403,499   $831,247   ($11,226,250)  $2,008,496
                                ==========    ==========    =======     ==========    =========

See accountants' report and notes to consolidated financial statements.

              LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, AND CUMULATIVE
       TOTALS FOR DEVELOPMENT STAGE OPERATIONS FROM DECEMBER 3, 1993
              (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1998

                                                                           Development
                                                                           Stage Ended
                                               June 30,      June 30,        June 30,
                                                1998          1997            1998
                                                                            (Note B)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(695,787)    $(2,516,096)   $(4,815,731)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                13,239          13,284         36,002
    Write-down interest and note receivable       --            507,548        507,548
    Write-down of inventory                       --          1,683,668      1,683,668
    Minority interest                           (48,194)       (433,342)       210,456
    Issuance of stock for services              266,955         234,257        702,012
    (Gain)/Loss on property and equipment          (482)            204           (278)
Changes in assets and liabilities:
    (Increase)/decrease in inventories            2,249         (15,673)       (22,525)
    (Increase)/decrease in accounts receivable    8,278          (8,224)        (1,675)
    (Increase)/decrease in prepaid expenses      (4,180)          --           (24,497)
    (Increase)/decrease in advances to officer    1,861          (7,331)        (6,626)
    (Increase)/decrease in accrued interest       --              --          (100,648)
    (Increase)/decrease in other assets           3,250         (13,812)        (4,819)
    Increase/(decrease) in accounts payable
      and accrued expenses                       73,063         100,802        389,779
    Increase/(decrease) in customer deposits    (39,755)         40,418            663
                                              ---------      ----------    -----------
NET CASH USED IN OPERATING ACTIVITIES          (419,503)       (414,297)    (1,446,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                       --            (17,150)       (53,990)
Payments for Nasal Mist, Inc. investments         --            (52,181)       (52,181)
Proceeds from sale of property and equipment      --              1,750          1,750
                                              ---------      ----------    -----------
NET CASH USED IN INVESTING ACTIVITIES             --            (67,581)      (104,421)
                                              ---------      ----------    -----------
NET CARRIED FORWARD                            (419,503)       (481,878)    (1,551,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock           74,500         277,248        941,985
Proceeds from sale of minority interest
  stock, net                                    240,712           --           240,712
Deferred offering costs                           --              --           (68,753)
Payments on related party debt                    --              --           (40,152)
Payments on capital lease obligations            (1,732)         (4,115)        (8,715)
Proceeds from notes payable                     103,805         193,937        397,021
Payment on notes payable                         (9,750)          --            (9,750)
Proceeds from minority interest
  in partnership                                  --              --           100,000
                                              ---------      ----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       407,535         467,070      1,552,348
                                              ---------      ----------    -----------
NET INCREASE(DECREASE) IN CASH                  (11,968)        (14,808)         1,256

CASH AT BEGINNING OF PERIOD                      13,275          28,083             51
                                              ---------      ----------    -----------
CASH AT END OF PERIOD                         $   1,307      $   13,275    $     1,307
                                              =========      ==========    ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
  Interest paid                                   4,349           8,807
  Income taxes paid                               1,600           2,400

Noncash activities:
  Stock issued for notes and payables           245,799           --
  Stock issued for services                     266,955         234,257
  Minority stock issued for notes payable        55,000           --


See accountants' report and notes to consolidated financial statements.


               LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies:

ORGANIZATION AND BASIS OF CONSOLIDATION:

La Jolla Diagnostics, Inc., a California corporation ("LAJD" or the "Company") was incorporated on April 26, 1983 as Women's Health Centers of America, Inc. On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. On
April 17, 1995, the Company acquired Unified Technologies, Inc.
and changed its name to La Jolla Diagnostics, Inc. The Company has two wholly-owned subsidiaries, Unified Technologies, Inc.
(UTI) and Chemical Dependency Healthcare of California, Inc.
(CDHC) and a 75 percent ownership interest in Antisera
Associates, Ltd. (AAL), a California limited partnership as well as a 52 percent ownership interest in Nasal Mist, Inc. (NMI), a California corporation. The Company is still considered a development stage enterprise (see Note B).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of La Jolla Diagnostics, Inc. and its subsidiaries. Minority interest represents the minority partner's share of the equity in AAL and minority shareholder's interest in NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of five years. Property and equipment is shown net of accumulated depreciation of $30,584 and $19,634 for the years ended June 30, 1998 and 1997, respectively.

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

USE OF ESTIMATES:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.     Development Stage Business:

The Company is a development stage business engaged in the development and sale of medical products. The Company researches, develops, manufactures and markets various healthcare products and provides certain laboratory services. The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions. The Company has recommenced its operations, however, revenues generated to date have been primarily related to the sale of ancillary products.

Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations. The following information details the deficit accumulated during the development stage and the related losses prior to the development stage:

Retained deficit as of June 30, 1998 and 1997 consists of the following:

                                    1998           1997

Deficit accumulated during
the development stage           $(4,815,731)   $(4,119,944)
Deficit accumulated prior
to the development stage         (6,410,519)    (6,410,519)
                                  ---------      ---------
                               $(11,226,250)  $(10,530,463)
                                 ==========     ==========

C.     Acquisitions:

On April 17, 1995, the Company acquired 100 percent of the outstanding stock of UTI by issuing 4,938,750 shares of its no par value common stock in exchange for 9,877,500 shares of UTI common stock. This stock exchange resulted in UTI shareholders receiving one share of CDHC common stock for every two shares of UTI common stock held. The business combination has been accounted for under the pooling of interests method. Effective April 17, 1995, the Company changed its name to La Jolla Diagnostics, Inc. (Note A).

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

D.     Formation of Subsidiaries

ANTISERA ASSOCIATE, LTD.

On December 21, 1994, the Company sold $1,000,000 of antisera inventory to Sogery Trust, an unrelated entity, for $100,000 in cash and a note receivable of $900,000 secured by the inventory.
 Following the sale, the Company and Sogery Trust formed Antisera Associates, Ltd., whereby the Company contributed $3,142,784 of antisera inventory for a 75 percent interest and Sogery Trust contributed its $1,000,000 of inventory for a 25 percent interest in the partnership.

The original note receivable from Sogery Trust bears interest at 7 percent annual rate and calls for principal payments due in fiscal years 1996, 1997, 1998 and 1999. However, by mutual agreement no payments have been made to date. Per the partnership agreement, if the Company is unable to sell the inventory due to lack of marketability or reduction in value, then the outstanding balance on the promissory note will be reduced as appropriate to reflect any corresponding reduction in value. (See Note E.) The partnership is scheduled to terminate in December of 1998.

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI raised approximately $269,000 for a 48 percent equity interest. The proceeds are to be used to fund NMI's internal operation costs and to apply to the development of markets for the product. In exchange for that funding, LAJD has granted NMI a license and the right to receive from LAJD and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold by LAJD and its successors-in-interest.

E.     Inventory

The antisera inventory was purchased by UTI on June 8, 1994 from a private family trust in bulk form for total consideration valued at $4,142,784. Payment was in the form of 532,970 shares of the Company's common stock (with an effective share price of $7.77 per share), along with warrants to purchase an additional 60,000 shares at $0.20 per share (after giving effect for the 1 for 2 shares of UTI stock exchanged in the UTI merger). The transaction was valued based upon independent appraisals of the antisera inventory, as that value was deemed to be more readily determinable than the stock and warrants issued. Subsequent to the exchange common stock sold through a private placement issue averaged approximately $0.40 per share.

As described in Note D, $1,000,000 of the inventory was sold at cost and recontributed in exchange for a 25 percent interest in Antisera Associates, Ltd.

During the year ended June 30, 1997, the Company wrote down the inventory by approximately 40% ($1,683,668) and began preparing for the implementation of a close-out sale marketing campaign. In addition, the related note due from the Sogery Trust was also reduced to $493,100 by a $406,900 valuation reserve and interest receivable of $100,648 was written off. Management has estimated that the antisera inventory can be sold for at least its recorded net value and it is reasonably possible that those values could change in the near future.

Inventory as of June 30, 1998 and 1997 is comprised of the following:



                                         1998                1997

     Antisera at original value      $4,150,579         $4,140,579

     Less reserve                    (1,683,668)        (1,683,668)
                                      ---------          ---------
     Antisera products,
       net of reserve                 2,466,911          2,456,911

     Healthcare products                 14,730             26,979
                                      ---------          ---------
                                     $2,481,641         $2,483,890
                                      =========          =========

At June 30, 1998 antisera inventory valued at $292,784 was stored by a principal stockholder and former employee.
Management is confident that the inventory is safe and hopes to establish contact with the former employee in the near future.

F.     Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the years ended June 30, 1998 and 1997, the Company's common stock equivalents were antidilutive, and therefore, were not included in the computation of net loss per common share. The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995.

The Company has restated common stock to reflect the reverse stock split as a result of the merger. For the years ended June 30, 1994 through 1998, changes in stockholders' equity (deficit) reflect activity incurred during the development stage period.

G.     Loans Payable:

Loans Payable as of June 30, 1998 and 1997 consist of the following:

                                                         1998            1997

Loans payable to unrelated parties, unsecured,
with annual interest of 10 percent, due on demand.     $ 7,341         $ 7,341

Loan payable to a group of foreign investors,
unsecured, with annual interest of 8 percent,
due on demand.                                          31,000          32,125

Loans payable to unrelated parties, unsecured,
with annual interest of 10 percent, due August 1997,
note holders have option to convert at $1.00/share
into shares of common stock of Nasal Mist, Inc.          --             26,700

Loans payable to unrelated parties, unsecured, with
annual interest of 12 percent, due at various dates
through January 1998, note holders have the option to
convert at $.20/share into shares of common stock of
the Company.                                            30,000         227,050

Loan payable to a director, unsecured, with annual
interest rate of 10 percent, due June 30, 1999, note
holder has warrants attached with an exercise price
of $0.20 per common share.                               7,250           --

Loan payable to unrelated party, secured by
inventory with prepaid interest of $2,000 and
interest payments of $2,750 due and payable
July 27, 1998.                                          19,000           --

Loan payable to unrelated party, unsecured, with
annual interest of 7%, due December 1998.               20,000           --
                                                       -------         -------
                                                      $114,591        $293,216
                                                       =======         =======

H.     Capital Lease Obligation:

The Company leases equipment under a capital lease. The Company is financing the acquisition over a sixty month period. The capital lease is reflected in the Company's assets & liabilities. The following is an analysis of the book value of the leased asset included in property and equipment:



          Cost                          $ 5,350

          Accumulated Depreciation       (2,675)
                                        -------
                                        $ 2,675
                                        =======

The following is a schedule by year of the future minimum lease payments under the above capital lease, together with the present value of the net minimum lease payments:

     Year ending June 30

                  1999                              1,534
                  2000                              1,534
                  2001                                767
                                                    -----
                                                    3,835
     Amount representing interest                    (674)
                                                    -----
     Present value of net minimum lease payment     3,161
     Less current portion                          (1,119)
                                                    -----
                                                   $2,042
                                                    =====

I.     Income Taxes:

The provision for income taxes for the years ended June 30, 1998 and 1997 consists solely of the $800 minimum California franchise taxes for the Company and its wholly-owned subsidiaries.

Provision for income taxes is summarized as follows:

                          June 30, 1998     June 30, 1997

Current income taxes          $4,000           $2,400
Deferred income taxes           --               --
                               -----            -----
Provision for income taxes    $4,000           $2,400
                               =====            =====

The Company's total deferred tax asset as of June 30, 1998 is as follows:

   Net operating loss carryforwards           $381,000
   Valuation allowance                        (381,000)
                                               -------
         Net deferred tax asset               $  --
                                               =======

As of June 30, 1998, the Company had net operating loss carryforwards totaling approximately $10,000,000 for federal and $1,892,000, before any limitations, which expire through 2013 for federal and 2003 for state.

However, the realization of any future income tax benefits from the utilization of net operating losses is limited. Federal and state tax laws provide that when more than 50 percent ownership changes within a three-year period, the net operating loss that can be used each year is limited. Therefore, the net operating loss carryforwards available have been limited to approximately $15,000 per year until they expire. Losses totaling $3,602,000 federal and $1,801,000 state generated after the merger will not be limited by any change that resulted from the previous merger.

J.     Warrants and Options:

Warrants and options outstanding as of June 30, 1998 and 1997 consists of 3,277,350 and 2,991,350, nonredeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.20 to $1.00 per share. The warrants were issued in connection with certain transactions and performance of services and expire five years after the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of $10,000 and $141,818 have been exercised during the years ended June 30, 1998 and June 30, 1997, respectively.

K.     Export Sales:

The Company's operations consist of sales of products to domestic and foreign markets. As of June 30, 1998 the Company had unshipped orders for products totaling $663. There were $40,418 in unshipped orders as of June 30, 1997. Although the Company is a development stage enterprise and product sales have commenced, the breakdown of sales between foreign and domestic markets is as follows for the years ended June 30, 1998 and 1997:

                                     1998               1997

     Domestic market               $52,154           $ 24,209

     Foreign market (Russia)        21,646            149,415
                                    ------            -------
                                   $73,800           $173,624
                                    ======            =======

L.     Related Party Transactions:

For the years ended June 30, 1998 and June 30, 1997 various shareholders and directors provided consulting and research and development activities and were compensated with S-8 Common Stock issuances and S-8 stock options. This compensation amounted to $17,750 and $5,000 for the years ending June 30, 1998 and 1997, respectively.

M.     Going Concern:

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations. As of June 30, 1998, current liabilities exceed current assets by approximately ($428,000) The Company has also been unsuccessful in marketing or selling significant amounts of the antisera inventory. In addition, the Company had negative cash flows from operations of $419,500 for the year ended June 30, 1998. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities, create an uncertainty as to the Company's ability to continue as a going concern.

Management feels confident that the above problems are being solved. The Company is currently negotiating a merger (Note N) and plans to establish a new subsidiary designed to market and process the sale of its antisera inventory. It intends to close-out its inventory of antisera (various reagents which contain antibodies against immunoglobulins) by reducing its current sale prices in order to concentrate on the development of its proprietary diagnostic products, and the marketing and development of its ophthalmic solutions, and nasal sprays. The Company expects the continued close-out sale of antisera will create significant revenues and provide cash for working capital over the next three to five years.

M.     Going Concern (continued):

The Company has numerous products that are in various stages of development and a few products are being actively marketed with limited revenues.

The Company is also trying to raise capital through the exercise of outstanding options and warrants through a private placement to provide capital for the introduction of Feverfew Nasal Mist and other nasal sprays the Company intends to develop.

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

N.     Subsequent Event:

In September 1998, the Company entered into negotiations to acquire AmTech Scientific, Inc. (ATS), a diagnostic company. The Company will establish a subsidiary and capitalize it with 6,000,000 of the Company's shares and the antisera inventory. The subsidiary will then acquire the stock of ATS in exchange for the 6,000,000 shares and a certain number of the subsidiaries shares. The assets and liabilities of ATS will then be merged into the new subsidiary. The acquisition is expected to be accounted for as a pooling-of-interests.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant dismissed the accounting firm of Harlan & Boettger, LLP, CPA on August 11, 1998. There were no disagreements with Harlan & Boettger, LLP, CPA on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure from April 17, 1995 (date of first engagement) and through the period from the date of the last audited financial statements to September 25, 1998.

     The registrant has engaged the accounting firm of Logan, Throop & Co., LLP, CPA on August 25, 1998 as the principal accountant to audit the Registrants' most recent fiscal years and any subsequent interim period.



PART III


ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and current position(s) of each director and executive officer of the Company are as set forth below:

      Name                 Age               Position

Donald Brucker              64       President, Chief Executive Officer,
                                     Chief Financial Officer and Director

Robert N. Hamburger, M.D.   74       Director

Greg S. Campbell            50       Director and Consultant

Robert A. Rist              51       Director

Thomas V. Cajka             45       Director

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

GREGORY S. CAMPBELL

Mr. Campbell (Board Member), who most recently served as executive vice president of Coldwell Banker Corporation, Mission Viejo, where he directed operations for Coldwell Banker Residential Affiliates, Coldwell Banker Residential Brokerage, Guardian Title & Escrow, Corporate Marketing, Education and Real Estate and The Home Mortgage Network Joint Venture. Coldwell Banker is a national residential real estate company with more than 2,500 offices and 56,000 sales associates.

Prior to joining Coldwell Banker, Mr. Campbell served as senior vice president of asset management for Homart Development, Co., a Sears-owned national regional shopping center and office building developer. He also held senior positions at a number of leading nationwide real estate consulting, management and brokerage firms. Mr. Campbell is a Wheaton College graduate with a degree in business and economics.

ROBERT A. RIST

Mr. Rist began his career in marketing and management, including responsibility for the entire marketing effort for menswear for Sears Roebuck (a $1.5 billion annual revenue business), where he subsequently became a corporate officer and General Manager of its subsidiary, Sears Roebuck de Mexico.

Later Mr. Rist joined Coldwell Banker Corporation to help organize their overall marketing effort. He ended his career at Coldwell Banker as President and CEO, Coldwell Banker
Residential Affiliates in 1996, when he and his partners sold the company.

Mr. Rist has served on the Board of Directors of the National
Association of Realtors, The International Franchise
Association, and also as Chairman of the Real Estate National
Networks.

For the past five years, Mr. Rist has been a Trustee for the Burnham Institute (formerly the La Jolla Cancer Research
Institute), which is one of the ten Basic Science Cancer Centers in the nation, as designated by the National Cancer Institute.

THOMAS V. CAJKA

Thomas V. Cajka graduated from San Diego State University in 1978 with a B.A. in Business Administration/Accounting and became a Certified Public Accountant. He began his career in the entertainment industry at the well-known firms of Gelfand, Rennert & Feldman, and later with Breslauer, Jacobson & Rutman working in business management where he advised top-rated entertainers in their financial and business affairs.

In 1986, Mr. Cajka joint The Michael Mann Company that brought such award-winning television shows as Miami Vice, Crime Story and Drug Wars to worldwide viewers and the feature films entitled The Keep and Manhunter. As producer and executive in charge of production, Mr. Cajka coordinated all activities of the film and television projects from budget preparation to negotiation of contracts, to the hiring of both above- and below-the-line personnel. He also organized post-production activities and supervised the business affairs of the company.

Since 1990, Mr. Cajka has consulted and worked with independent production companies and producers in both the areas of domestic and international film and distribution. Some of his other accomplishments include the supervision of production, accounting and finance on Robert Redford's Oscar-nominated A River Runs Through It and Dark Wind. Mr. Cajka provided production and corporate accounting for High Five Entertainment's productions of the nationally syndicated television shows The Road, The Root's of Country and At the Ryman for TNN.

All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws.

The Board of Directors has a Compensation Committee, currently comprised of Messrs. Hamburger and Brucker, and an Audit Committee, currently comprised of Messrs. Hamburger, Cajka and Brucker. The Compensation Committee makes recommendations concerning salaries and bonuses for executive officers of the Company. The Audit Committee reviews the results and scope of the audits and other services provided by the Company's independent auditors.

The Directors of the Company intend to use reasonable efforts to expand the Board to seven directors and appoint to the Company's
Board of Directors one more outside director before the end of fiscal year 1999.


ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE CASH COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent four fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 1998.

SUMMARY COMPENSATION TABLE

Name and                        Annual Compensation    Long-term Compensation
Principal
Position         Fiscal Year   Salary  Bonus  Other    Stock Awards   Warrants

Donald Brucker,     1998      $96,000    $0     $0              0            0
President, CEO,     1997      $96,000    $0     $0              0            0
CFO                 1996      $96,000    $0     $0              0            0
                    1995      $49,604    $0     $0      1,361,972      190,000


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


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock as of September 30, 1998 (assuming the exercise of options and warrants exercisable within 60 days of the date hereof) by: (i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrants and options unexercised.

         Name and Address                Amount      Percent

     Greg Campbell (1)
     24591 Del Prado, Suite 201
     Dana Point, CA  92629-3802         1,540,082      12

     Donald Brucker (2)
     2838 Caminito Turnberry
     La Jolla, CA  92037                1,453,832      12

     Kenneth Brucker, as Trustee (3)
         of the A.K. Trust
     1782 D St.,Apt. 63
     Hayward, CA  94541                 1,263,832      10

     Robert Buchner (4)
     713 N. Daisy Street
     Escondido, CA  92027                 897,295       7

     Robert Hamburger, M.D. (5)
     9485 La Jolla Shores
     La Jolla, CA  92037-1149             785,100       6

     Andrei Vorobiev (6
     921 Coast Blvd., South #1
     La Jolla, CA  92037                  740,010       6

     Richard O'Connor (7)
     Sharp Rees-Stealy
     2001 4th Avenue
     San Diego, CA  92101                 739,610       6

     Robert A. Rist (8)
     322 Boca Del Canon
     San Clemente, CA  92672              200,000       2

     Tom V. Cajka
     3330 Second Avenue
     San Diego,  CA  92103                100,000       1

All directors and executive officers
     as a group (five individuals)      4,079,014      32

NOTES:
1.  Includes 402,500 shares subject to Performance Warrants.
2. Includes 1,263,832 shares owned of record by the A.K. Trust of which Mr. Brucker is a beneficiary and 190,000 shares subject to a Performance Warrant.
3. Held as Trustee only, Kenneth Brucker disclaims any beneficial ownership.
4.  Includes 150,000 shares subject to Performance Warrants.
5.  Includes 105,000 shares subject to Performance Warrants.
6.  Includes 100,000 shares subject to Performance Warrants.
7.  Includes 100,000 shares subject to Performance Warrants.
8.  Includes 200,000 shares subject to Performance Warrants.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.


ITEM 13(a).     EXHIBITS
None.


ITEM 13(b).     REPORTS ON FORM 8-K
Form 8-K filed September 29, 1998 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 9, 1998               LA JOLLA DIAGNOSTICS, INC.

                                     By:  /S/  DON BRUCKER
                                     Don Brucker
                                     Chief Executive Officer


          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   Title                          Date

 /S/  DON BRUCKER         Director, Chief Executive            October 9, 1998
Don Brucker               Officer and Chief Financial Officer
                          (Principal Executive Officer,
                          Principal Financial Officer and
                          Controller)

 /S/ ROBERT N. HAMBURGER
Robert Hamburger, M.D.           Director                      October 9, 1998

 /S/ GREGORY S. CAMPBELL
Gregory S. Campbell              Director                      October 9, 1998

 /S/ ROBERT A. RIST
Robert A. Rist                   Director                      October 9, 1998

 /S/ THOMAS V. CAJKA
Thomas V. Cajka                  Director                      October 9, 1998