Form 10-Q
period 1998-09-30
LA JOLLA DIAGNOSTICS INC
filed 1998-11-24
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                        Commission File Number: 33-93132

                           La Jolla Diagnostics, Inc.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                California                                94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)


              7777 Fay Avenue, Suite 160, La Jolla, California  92037
              -------------------------------------------------------
               (Address of principal executive offices and zip code)

(619) 454-6790
                                  --------------
(Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1998, La Jolla Diagnostics, Inc. had 12,787,475 shares outstanding of the registrant's common stock, no par value.


<Page  1>

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                         QUARTER ENDED SEPTEMBER 30, 1998


INDEX


                                                                        PAGE

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets as of September 30, 1998
     (unaudited) and June 30, 1998                                        3

     Condensed Consolidated Statements of Operations for the Three
     Months Ended September 30, 1998 and 1997 (unaudited)                 4

     Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended September 30, 1998 and 1997 (unaudited)                 5

     Notes to Condensed Consolidated Financial Statements (unaudited)   6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8 - 13

PART II     OTHER INFORMATION

Item 1      Legal Proceedings - None

Item 2      Changes in Securities - None

Item 3      Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders -
            None

Item 5      Other Information - None

Item 6      Exhibits and Reports on Form 8-K - Exhibit 17.2              14

SIGNATURES                                                               15


<Page  2>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998

                          (A Development Stage Company)


                                         September 30, 1998     June  30, 1998
                                            (Unaudited)
                                            ------------         ------------
ASSETS

CURRENT ASSETS

Cash                                        $     80,669         $      1,307
Accounts receivable                               25,768                3,735
Advances to officer, net                           6,737                6,626
Inventory - Healthcare products                  505,154               14,730
Prepaid expenses                                  15,803               22,437
                                            ------------         ------------
TOTAL CURRENT ASSETS                             634,131               48,835

INVENTORY, Antisera products                   2,466,911            2,466,911
PROPERTY & EQUIPMENT, net                         87,826               30,970
NOTE RECEIVABLE                                  493,100              493,100
OTHER ASSETS                                     193,409                2,781
                                            ------------         ------------
                                            $  3,875,377         $  3,042,597

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                            $    288,981         $    335,959
Accrued expenses                                  31,436               24,658
Lease obligations, current portion                 1,149                1,119
Loans payable                                    172,932              114,591
                                            ------------         ------------
TOTAL CURRENT LIABILITIES                        494,498              476,990

LEASE OBLIGATIONS, non current portion             1,745                2,042
MINORITY INTEREST                                672,740              555,069
STOCKHOLDERS' EQUITY
  Common stock, no par value (50,000,000
  shares authorized; 12,487,475 and
  12,068,986 shares issued and outstanding,
  respectively)                               13,216,883           12,403,499
Additional paid-in capital                       831,247              831,247
Preferred stock, no par value (5,000,000
  shares authorized, none issued)                   --                   --
Retained deficit                             (11,341,736)         (11,226,250)
                                            ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                     2,706,194            2,008,496

                                            $  3,875,377         $  3,042,597


The accompanying notes are an integral part of these financial statements.



<Page  3>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                          (A Development Stage Company)


                                               For the three months ended
                                                      September 30,
                                                1998                 1997
                                            ------------         ------------

NET SALES                                   $     43,947         $     30,673

OPERATING EXPENSES
Cost of products sold                             11,409               21,463
Selling and administrative expenses               94,838              103,746
Research and development                          10,169               17,927
Consulting services                               39,075               23,388
Depreciation and amortization                      3,309                3,504
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         158,800              170,029

LOSS FROM OPERATIONS                            (114,853)            (139,356)

OTHER INCOME (EXPENSES)
Interest expense                                 (12,263)              (6,891)
Minority interest                                 11,630               18,080
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                       (633)              11,189

LOSS BEFORE INCOME TAXES                        (115,486)            (128,166)

PROVISION FOR INCOME TAXES                          --                   --

NET LOSS                                    $   (115,486)        $   (128,166)

NET LOSS PER COMMON SHARE                   $     (0.01)         $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    12,208,482            9,137,534


The accompanying notes are an integral part of these financial statements.


<Page  4>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                          (A Development Stage Company)


                                                For the three months ended
                                                      September 30,
                                                1998                 1997
                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (115,486)        $   (128,166)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   12,263                3,339
  Minority interest                              117,670              (42,767)
  Issuance of stock for services                  63,384                 --

Changes in assets and liabilities
  (Increase) decrease in inventories               1,576                 (528)
  (Increase) decrease in accounts receivable     (10,033)                (175)
  (Increase) decrease in other assets             (7,112)              57,742
  Increase (decrease) in liabilities             (40,863)             (19,715)

NET CASH USED IN OPERATING ACTIVITIES             21,399             (130,270)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               (111)               2,212
  Capital expenditures for property and
    equipment                                       --                  2,273
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES              (111)               4,485

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            --                 91,682
  Proceeds from notes payable, net                58,341               27,674
  Payments on capital lease obligations             (267)              (3,195)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:        58,074              116,161

NET INCREASE (DECREASE) IN CASH                   79,362               (9,624)

CASH AT BEGINNING OF PERIOD                        1,307               13,275

CASH AT END OF PERIOD                       $     80,669         $      3,651


The accompanying notes are an integral part of these financial statements.


<Page  5>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (A Development Stage Company)


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the operating results for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 1998.


B.          INVENTORIES:

       Inventories as of September 30, 1998 and June 30, 1998 are comprised of the following:

                                         September 30, 1998     June 30,  1998
                                              unaudited
                                            ------------         ------------
Antisera at original value                  $  4,150,579         $  4,150,579
Less reserve                                  (1,683,668)          (1,683,668)
Antisera products, net                         2,466,911            2,466,911
Healthcare products                               13,154               14,730
Diagnostic products                              492,000                 --
                                            ------------         ------------
                                            $  2,972,065         $  2,481,641


<Page  6>


C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month periods ended September 30, 1998 and 1997, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on September 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the three month periods ended September 30, 1998 and 1997. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is expected not to be material.


D.          RELATED PARTY TRANSACTIONS:

During the three months ended September 30, 1998 and 1997, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the three months ended
September 30, 1998 and 1997, the Company recognized research and development of $10,169 and $17,927 and consulting expenses of $39,075 and $23,388, respectively.


E.          SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest and Income Taxes Paid

       Cash paid for interest and income taxes for the three months ended September 30, 1998 and 1997 (unaudited) were as follows:

                                                      September 30,
                                                1998                 1997
                                            ------------         ------------
       Interest                             $      3,275         $        208
       Income taxes                         $       --           $       --


F.          USE OF ESTIMATES:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



<Page  7>


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS.


This Quarterly Report on Form 10-QSB contains forward-looking statement that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.


                      FORWARD-LOOKING INFORMATION - GENERAL


This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form10-KSB for the year ended June 30, 1998, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales (particularly the recently introduced Feverfew Nasal Mist) is expected to generate the necessary capital to support further development of the Company's products through June of 1999. The Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance working capital.

On September 16, 1998, the Company, through a newly formed subsidiary, DiagnosTech, Inc., purchased the assets and technologies of AmTech Scientific, Inc. (ATS), a privately held diagnostic company. These assets include a proprietary, patent pending diagnostic test for active tuberculosis (TB). The accuracy and efficacy of the TB test has been confirmed in three separate clinical trials, and is currently approved for sale and distribution in several countries with approvals pending in others. Additionally, a Japanese pharmaceutical company, having completed internal testing, is in the process of registering the product with the Japanese Ministry of Health.

Other assets acquired by La Jolla Diagnostics include a rapid diagnostic test for HIV I and II, H. Pilori, and Hepatitis B. Additionly, DiagnosTech added the management team of ATS, Stephen C. Roberts, M.D., and G. Bruce Whitfield, J.D.


<Page  8>


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


For the Three Months ended September 30, 1998 and 1997


                                                For the three months ended
                                                      September 30,
                                                1998                 1997
                                            ------------         ------------
        Revenues                            $     43,947         $     30,673
        Cost of products sold                    (11,409)             (21,463)
        Other operating expenses                (147,399)            (148,565)
        Loss from operations                    (114,853)            (139,315)
        Net loss                            $   (115,486)        $   (128,166)


The Company experienced a net loss of $115,486 for the three month period ending September 30, 1998, compared with a net loss of $128,166 for the same period ending September 30, 1997. On a consolidated basis, the Company had sales totaling $43,947 for the three months ended September 30, 1998, compared with $30,673 in sales for the Company for the same period ending September 30,
1997.    Cost of product sales and operating expenses for the three months ended September 30, 1998 were $158,800 compared to $170,028 for the three months ended September 30, 1997. The decrease in costs of products sold and operating expenses of $11,228 is a direct result of the use of efficient distribution process with larger orders in its efforts to cut costs when applicable.


<Page  9>


                            FINANCIAL RESOURCES


At September 30, 1998, the Company had current assets of $633,931 which includes inventory of $13,159 healthcare products, $492,000 diagnostic products and $15,803 in prepaid expenses.

The $2,466,911 in antisera inventory was valued by several independent unrelated parties (brokers) as of June 1994 to be in excess of $4.1 million on a bulk sale basis. The valuation was substantiated by an independent research scientist as of June 1995 and 1996. During June 1997, the carrying value of the antisera was marked down by approximately 40% to facilitate the close out sale of the product by the Company.

The antisera inventory consists of antibody reagents used in clinical diagnostic laboratories that analyze serum for immunoglobulin profiles. The antisera is kept frozen and is believed to have a shelf life in excess of twenty years.


DIAGNOSTECH, INC.


On September 16, 1998, the Company acquired the assets of AmTech Scientific, Inc. (ATS), a diagnostic company, by establishing a subsidiary, DiagnosTech, Inc. DiagnosTech, Inc. is capitalized by 6,000,000 shares of La Jolla Diagnostics, Inc.'s common stock, the Company's antisera inventory and other diagnostic technologies. The acquisition is to be accounted for as a pooling-of-interests.


                        RESEARCH AND DEVELOPMENT


The Company conducts research and development in four areas. The Company maintains an active research and development program in the areas of ophthalmic products, nasal sprays, nutraceuticals, and products for the symptomatic relief of allergies, and immuno/molecular diagnostics using a network of consultants in addition to its internal staff and facilities.

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products. Activities underway at the present time include the following for the Healthcare Products and diagnostic products through DiagnosTech, the Company's subsidiary.


<Page 10>


                         HEATHCARE PRODUCTS


The Healthcare Products Division is largely based on products using a patented (U.S. Patent Number 5711950) Microcluster Template Induction Process which produces a unique clustered water product (trademarked ClusterWaterTM). This liquid crystalline structure remains chemically identical with unprocessed water, however, when exposed to active biological molecules, the liquid crystalline structure forms new polywater complexes which take on the structural and electronic "signature" of biomolecules, a process which enhances the effectiveness of the solution. The Company feels this technology, which can be used with a broad array of compounds, has significant advantages because it increases the bioavailability of formulations. Products being marketed or under development using ClusterWaterTM include:


FEVERFEW NASAL MIST (TM) (CURRENTLY BEING MARKETED)

Feverfew Nasal MistTM is being marketed by La Jolla Diagnostics, Inc. as a moisturizing nasal spray. It uses the same clustered water borate buffering system as the company's enthusiastically received Living Water Eye LotionTM. Feverfew Nasal MistTM is designed to avoid interference with natural functions, as it moistens, soothes and clears the nasal passages.

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

The Company has applied for a patent on the product, which was introduced to the market during April 1997 and thus far is being extremely well-received. Leading alternative medicine doctors have endorsed the product, and quantities are beginning to be shipped to distributors.


MIGRASPRAY (TM) (CURRENTLY BEING MARKETED)

MigraSprayTM , a saline solution containing the herb feverfew, is designed to be sprayed under the tongue. This sublingual method of administration promotes excellent absorption.

Feverfew is the common name for Tanacetum parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions, including migraine headaches.

MigraSprayTM can be promoted for the treatment of migraine headaches because it is classified as a nutraceutical.


OTHER NASAL SPRAYS

The Company is investigating other nasal spray possibilities using the clustered water technology, including a product for the symptomatic relief of allergies.


LIVING WATER EYE LOTION (TM) (CURRENTLY BEING MARKETED)

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


<Page 11>


OPTOPET EYE WASH (TM) (CURRENTLY BEING MARKETED)

OptoPet Eye WashTM is for cleansing the eyes of dogs and cats and removing mucous which causes fur stains beneath the eyes (a major problem in certain breeds).

The product has been introduced to pet stores and veterinarians through a public relations campaign in pet magazines and the general press. The initial response to publicity has been encouraging.


OTHER OPHTHALMIC PRODUCTS

The Company is developing additional eye solutions using the ClusterWater technology, including a product for the symptomatic relief of allergies and the treatment of glaucoma.


DRUG DELIVERY LICENSING

The Company is in contact with major pharmaceutical companies in regards to the licensing of the clustered water process as a more efficient drug delivery system for ophthalmic, nasal, injectables, parenterals and oral medications. Results of recent meetings have been encouraging.


DIAGNOSTECH, INC.


DiagnosTech, Inc., is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. The product line now consists of eight self-contained, rapid, point-of-care diagnostics:

A rapid test for active M. tuberculosis (TB) disease.

A rapid serum/plasma test for HIV I and II (AIDS) infection.

A rapid whole blood test for HIV I and II (AIDS) infection.

A rapid test for H. pylori infection (the causative agent in over 90% of ulcers).

A rapid test for hepatitis B (hepatitis B surface antigen:  HBsAg)

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


<Page 12>


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


<Page 13>



EXHIBIT 17.2



OTHER


On October 7, 1998, the Company announced that Stephen C. Roberts, M.D., and Bruce Whitfield, J.D., have joined its Board of Directors.

<Page 14>


SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 23, 1998         LA JOLLA DIAGNOSTICS, INC.

                                 By:   /s/ Don Brucker
                                 --------------------------
                                        Don Brucker

                                 President, Chief Executive Officer
                                 and Chief Financial Officer


<Page 15>