Form 10-K
period 1998-12-31
LA JOLLA DIAGNOSTICS INC
filed 1999-02-26
CIK 945617

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     December 31, 1998

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT
          For the transition period from               to             .


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

As of February 16, 1999, La Jolla Diagnostics, Inc. had 19,876,539 shares outstanding of the registrant's common stock, no par value.

<Page 1>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                 FORM 10-QSB
                        QUARTER ENDED DECEMBER 31, 1998


INDEX

PART I     FINANCIAL INFORMATION                                         PAGE

Item 1     Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets as of December 31, 1998
     (unaudited) and June 30, 1998                                         3

     Condensed Consolidated Statements of Operations for the Six
     Months Ended December 31, 1998 and 1997 (unaudited)                   4

     Condensed Consolidated Statements of Operations for the Three
     Months Ended December 31, 1998 and 1997 (unaudited)                   5

     Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended December 31, 1998 and 1997 (unaudited)                   6

     Notes to Condensed Consolidated Financial Statements (unaudited)    7 - 8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9 - 14

PART II    OTHER INFORMATION

Item 1     Legal Proceedings - None

Item 2     Changes in Securities - None

Item 3     Defaults Upon Senior Securities - None

Item 4     Submission of Matters to a Vote of Security Holders -
           None

Item 5     Other Information - None

Item 6     Exhibits and Reports on Form 8-K - Exhibit 17.2                15

SIGNATURES                                                                16

<Page 2>



                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1998
                          (A Development Stage Company)


                                       December 31, 1998        June  30, 1998
                                          (Unaudited)
                                         -------------          -------------
ASSETS

CURRENT ASSETS

Cash                                     $      21,727          $       1,307
Accounts receivable                             23,538                  3,735
Advances to officer, net                         5,380                  6,626
Inventory - Healthcare products                 15,026                 14,730
Inventory - Diagnostic products                492,703                   -
Prepaid expenses                                25,987                 22,437
                                         -------------          -------------
TOTAL CURRENT ASSETS                           584,361                 48,835

INVENTORY, Antisera products                 2,466,911              2,466,911
PROPERTY & EQUIPMENT, net                       84,682                 30,970
NOTE RECEIVABLE                                493,100                493,100
OTHER ASSETS                                   954,558                  2,781
                                         -------------          -------------
                                         $   4,583,612          $   3,042,597

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                         $     280,150          $     335,959
Accrued expenses                                64,732                 24,658
Lease obligations, current portion               1,209                  1,119
Loans payable                                  172,582                114,591
                                         -------------          -------------
TOTAL CURRENT LIABILITIES                      518,673                476,990

LEASE OBLIGATIONS, non current portion           1,408                  2,042

MINORITY INTEREST                              723,872                555,069

STOCKHOLDERS' EQUITY

Common stock, no par value (50,000,000
  shares authorized; 19,856,539 and
  12,068,986 shares issued and outstanding,
  respectively)                             13,977,545             12,403,499
Additional paid-in capital                     831,247                831,247
Preferred stock, no par (5,000,000 shares
  authorized, none issued)                        -                      -
Retained deficit                           (11,469,133)           (11,226,250)
                                         -------------          -------------
TOTAL STOCKHOLDERS' EQUITY                   3,339,659              2,008,496
                                         -------------          -------------
                                         $   4,583,612          $   3,042,597



The accompanying notes are an integral part of these financial statements.

<Page 3>



                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A Development Stage Company)



                                                  For the Six Months Ended
                                                        December 31,
                                                   1998              1997
                                              -------------     -------------
NET SALES                                      $     49,962     $      43,972

OPERATING EXPENSES
Cost of products sold                                21,166            25,953
Selling and administrative expenses                 230,931           275,876
Research and development                             20,128            35,277
Consulting services                                  39,425           114,038
Depreciation and amortization                         6,618             7,008
                                              -------------     -------------
TOTAL OPERATING EXPENSES                            318,268           457,552

LOSS FROM OPERATIONS                               (268,306)         (413,580)

OTHER INCOME (EXPENSES)
Interest expense                                    (16,076)           (9,908)
Minority interest                                    41,499            37,232
                                              -------------     -------------
TOTAL OTHER INCOME (EXPENSES)                        25,423            27,324

LOSS BEFORE INCOME TAXES                           (242,883)         (386,256)

PROVISION FOR INCOME TAXES                             -                3,200

NET LOSS                                      $    (242,883)    $    (389,456)

NET LOSS PER COMMON SHARE                     $      (0.02)     $      (0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       12,282,749         9,210,455



The accompanying notes are an integral part of these financial statements.

<Page 4>



                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (A Development Stage Company)



                                                For the Three Months Ended
                                                       December 31,
                                                  1998              1997
                                              -------------     -------------

NET SALES                                     $       6,015     $      13,299

OPERATING EXPENSES
Cost of products sold                                 9,757             4,490
Selling and administrative expenses                 136,092           171,530
Research and development                              9,959            17,350
Consulting services                                     350            90,650
Depreciation and amortization                         3,309             3,504
                                              -------------     -------------
TOTAL OPERATING EXPENSES                            159,467           287,524

LOSS FROM OPERATIONS                               (153,452)         (274,225)

OTHER INCOME (EXPENSES)
Interest expense                                     (3,813)           (3,017)
Minority interest                                    29,868            19,152
                                              -------------     -------------
TOTAL OTHER INCOME (EXPENSES)                        26,055            16,135

LOSS BEFORE INCOME TAXES                           (127,397)         (258,090)

PROVISION FOR INCOME TAXES                             -                3,200

NET LOSS                                      $    (127,397)    $    (261,290)

NET LOSS PER COMMON SHARE                     $      (0.01)     $      (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       12,614,039         9,876,452



The accompanying notes are an integral part of these financial statements.

<Page 5>



                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (A Development Stage Company)



                                                 For the Six Months Ended
                                                       December 31,
                                                  1998              1997
                                              -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $    (242,883)    $    (389,456)

Adjustments to reconcile loss to net cash
  used in operating activities
Depreciation and amortization                         6,618             7,008
Minority interest                                   168,802            56,946
Issuance of stock for services                       63,384           272,496

Changes in assets and liabilities
(Increase) decrease in inventories                   (1,000)            4,768
(Increase) decrease in accounts receivable           (7,803)              370
(Increase) decrease in other assets                  (5,735)          (19,978)
Increase (decrease) in liabilities                  (19,656)           (6,627)

NET CASH USED IN OPERATING ACTIVITIES               204,610            84,009

CASH FLOWS USED IN INVESTING ACTIVITIES

Advances (to)/from shareholder, net                   1,246            (2,807)

Capital expenditures for property and equipment        -               (2,273)

NET CASH USED FOR INVESTING ACTIVITIES                1,246            (5,080)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                 -               39,500

Proceeds from notes payable, net                     57,991            48,300

Payments on capital lease obligations                  (544)            3,656

NET CASH PROVIDED BY FINANCING ACTIVITIES:           57,447            84,144

NET INCREASE (DECREASE) IN CASH                      20,420            (4,945)

CASH AT BEGINNING OF PERIOD                           1,307            13,275

CASH AT END OF PERIOD                         $      21,727     $       8,330



The accompanying notes are an integral part of these financial statements.

<Page 6>



                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Development Stage Company)



A.     Summary of Significant Accounting Policies:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the operating results for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 1998.



B.     Inventories:

       Inventories as of December 31, 1998 and June 30, 1998 are comprised of the following:


                                          December 31, 1998,     June 30,  1998
                                              unaudited
                                            -------------        -------------

Antisera at original value                  $   4,150,579        $   4,150,579

Less reserve                                   (1,683,668)          (1,683,668)

Antisera products, net                          2,466,911            2,466,911

Healthcare products                                15,027               14,730

Diagnostic products                               492,703                 -
                                            -------------        -------------
                                            $   2,974,641        $   2,481,641


C.     Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the six month periods ended December 31, 1998 and 1997, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on December 31, 1998. The Company has changed to this method and is currently using this method to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the six month periods ended December 31, 1998 and 1997. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is expected not to be material.


D.     Related Party Transactions:

During the six months ended December 31, 1998 and 1997, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the six months ended December 31, 1998 and 1997, the Company recognized research and development of $20,128 and $35,277 and consulting expenses of $39,425 and $114,038, respectively.


E.     Supplemental Cash Flow Information:

       Interest and Income Taxes Paid

Cash paid for interest and income taxes for the six months ended December 31, 1998 and 1997 (unaudited) were as follows:

                          December 31, 1998            December 31, 1997
                          -----------------            -----------------
       Interest              $      315                   $      430
       Income taxes          $     -                      $     -


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

<Page 7>



Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.


Forward-Looking Information - General


This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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


Liquidity and Capital Resources


The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales may not generate the necessary capital to fully support development of the Company's products through June of 1999 and the Company will continue to employ use of equity financing to allow the Company to continue its operations. The Company anticipates that the proceeds from conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance working capital.

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

<Page 8>



Clinical trials on the test have been successfully completed at Beijing Children's Hospital, and the formal registration application for the product is being submitted to the Chinese Ministry of Health this coming March. In addition, a Japanese pharmaceutical company, having successfully completed internal testing, is in the process of registering the product with the Japanese Ministry of Health.

Other assets acquired by La Jolla Diagnostics include a rapid diagnostic test for HIV I and II, H. Pilori, and Hepatitis B. Additionally, DiagnosTech added the management team of ATS, Stephen C. Roberts, M.D., and G. Bruce Whitfield, J.D.

The rapid diagnostic HIV test is particularly suited for the environmental conditions found in Africa, because it is easy to use, and maintains its sensitivity even when subjected to extreme changes in temperature and humidity. A large African marketing firm has made a sample purchase of the product and plans to place a bulk order during the first quarter of 1999 for wide distribution in a manner which will make it readily accessible to major populations.

DiagnosTech is in the midst of a 504 Reg. D stock offering for $1,000,000. Approximately one million (1,000,000) shares are being offered at one dollar per share on a best efforts basis. As of February 12, 1999, $275,000 of new capital had been raised. The proceeds are being used to increase manufacturing capability, expand marketing and sales, fund additional research and development, and enhance working capital.


Results of Operations.


Generally. The Company believes that with its business objectives in place and proper funding, the Company should be able to meet its future expansion plans. Management has implemented a variety of procedures and marketing efforts which may enhance revenues and reduce costs for the Company. The Company is beginning the on-line sales and marketing of its nutraceuticals and other healthcare products. In addition, the Company is currently in negotiations to obtain the exclusive Internet marketing rights for additional unique products and expects to add these to its menu of products offered shortly.


                                                 For the Six Months Ended
                                                       December 31,
                                                  1998              1997
                                              -------------     -------------

        Revenues                              $      49,962     $      43,972
        Cost of products sold                       (21,166)          (25,953)
        Other operating expenses                   (290,484)         (432,199)
        Loss from operations                       (268,306)         (413,580)
        Net loss                              $    (242,883)    $    (389,456)

<Page 9>



The Company experienced a net loss of $242,883 for the six month period ending December 31, 1998, compared with a net loss of $389,456 for the same period ending December 31, 1997. On a consolidated basis, the Company had sales totaling $49,962 for the six months ended December 31, 1998, compared with $43,972 in sales for the Company for the same period ending December 31, 1997. Cost of product sales and operating expenses for the six months ended December 31, 1998 were $311,650 compared to $458,152 for the six months ended December 31, 1997. The decrease in costs of products sold and operating expenses of $146,502 is a direct result of having less reliance on outside consultants.


Financial Resources


At December 31, 1998, the Company had current assets of $584,361 which includes inventory of $15,026 healthcare products, $492,703 diagnostic products and $25,987 in prepaid expenses.

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


DiagnosTech, Inc.


On September 16, 1998, the Company acquired the assets of AmTech Scientific, Inc. (ATS), a diagnostic company, by establishing a subsidiary, DiagnosTech, Inc. DiagnosTech, Inc. is capitalized by 6,000,000 shares of La Jolla Diagnostics, Inc.'s common stock, the Company's antisera inventory and other diagnostic technologies. Through the Company's subsidiary, DiagnosTech, Inc., the company acquired the stock of ATS in exchange for 6,000,000 shares of the Company's stock and a certain number of DiagnosTech, Inc. shares. This transaction was made pursuant to the acquisition of the technology. The acquisition is to be accounted for as a pooling-of-interests.


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

<Page 10>



Heathcare Products


The Healthcare Products Division is largely based on products using proprietary processes. Products being marketed or under development include:


Feverfew Nasal MistTM (currently being marketed)


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

The Company has applied for a patent on the product, which was introduced to the market during April 1997 and thus far is being extremely well-received. Leading alternative medicine doctors have endorsed the product.


MigraSprayTM (currently being marketed)


MigraSprayTM , a saline solution containing the herb feverfew, is designed to be sprayed under the tongue. This sublingual method of administration is believed to promote excellent absorption.


Feverfew is the common name for Tanacetum parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions, including migraine headaches.


MigraSprayTM can be promoted for the treatment of migraine headaches because it is classified as a nutraceutical and therefore does not have the compliance issues as determined by the FDA.

<Page 11>



Other Nasal Sprays


The Company is investigating other nasal spray possibilities, including a product for the symptomatic relief of allergies.


Living Water Eye LotionTM (currently being marketed)


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

The product has been marketed for more than a year and has generally exceeded the expectations of customers using the product.


OptoPet Eye WashTM (currently being marketed)


OptoPet Eye WashTM is for cleansing the eyes of dogs and cats and removing mucous which causes staining beneath the eyes (a major problem in certain breeds).


The product has been introduced to pet stores and veterinarians through a national public relations campaign in pet magazines and the general press. The initial response to this publicity has been encouraging.


Other Ophthalmic Products


The Company is developing additional eye solutions using the ClusterWater technology, including a product for the symptomatic relief of allergies and the treatment of glaucoma.


Drug Delivery Licensing


The Company is in contact with several major pharmaceutical companies in regards to the licensing of the ClusterWater technology as a more efficient drug delivery system for ophthalmic, nasal, injectables, parenterals and oral medications. Results of recent meetings have been encouraging.

<Page 12>



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

The Company believes each of these diagnostic products to be uniquely advantageous, only secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no equivalent in the marketplace. Each test requires only a very small sample of patient blood, serum, urine, or saliva, as the case may be. Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semi-skilled technician, or by the patients themselves.
They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

Each of the diagnostic tests manufactured and marketed represent state-of-the-art technology in that they are rapid, accurate, easy-to-use, and inexpensive. These characteristics make the products ideal for both the U.S. and overseas markets. Changes in the economics of medicine increasingly favor products that can be employed economically and effectively at the point-of-care. Outside of the industrialized world, citizens of emerging economies seek access to healthcare as a high priority. Tests that address significant medical needs, are available at a modest price, and require no special instrumentation, are in high demand. Sale efforts utilizing 75 international distributors over the past few months are beginning to show results. DiagnosTech expects to receive substantial orders of the products in the near future.


Antisera


The Company has transferred its antisera inventory to DiagnosTech. It consists of high quality, highly purified antibodies which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes. The Company through its subsidiary, DiagnosTech is currently in a position to market the antisera inventory aggressively.

<Page 13>



Myocardial Infarction Predictor


The Company has filed for patent application on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. The company intends to market an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style. This technology was turned over to DiagnosTech for development of the final diagnostic kit and for marketing.

<Page 14>



EXHIBIT 17.2



OTHER


The Registrant has announced that a letter of resignation from the board of directors has been received from Robert N. Hamburger.


<Page 15>



SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 24, 1999          LA JOLLA DIAGNOSTICS, INC.

                                 By:    /s/ Don Brucker
                                     ----------------------
                                         Don Brucker

                                 President, Chief Executive Officer
                                    and Chief Financial Officer


<Page 16>