Form 10QSB
period 1999-03-31
LA JOLLA DIAGNOSTICS INC
filed 1999-05-17
CIK 945617

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     March 31, 1999
                                             --------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT
          For the transition period from               to             .


                    Commission file number    33-93132
                                              --------

                        La Jolla Diagnostics, Inc.
                        --------------------------
    (Exact name of small business registrant as specified in its charter)

                   California                        94-2901715
                   ----------                        ----------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)

         1020 Prospect Avenue, Suite 210, La Jolla, California  92037
         ------------------------------------------------------------
                   (Address of principal executive offices)

                               (619) 454-6790
                               --------------
                       (Registrant's telephone number)

            7777 Fay Avenue, Suite 160, La Jolla, California  92037
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
  Yes   X   No

As of May 10, 1999, La Jolla Diagnostics, Inc. had 20,201,655 shares outstanding of the registrant's common stock, no par value.

<PAGE  1>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                 FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999
                                    INDEX



                                                                         PAGE

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets as of
             March 31, 1999 (unaudited) and June 30, 1998                  3

             Condensed Consolidated Statements of Operations for
             the Nine Months Ended March 31, 1999 and 1998 (unaudited)     4

             Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 1999 and 1998 (unaudited)        5

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998 (unaudited)        6

             Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 7 - 8

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9 - 14

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

<PAGE  2>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 1999 AND JUNE 30, 1998
                          (A Development Stage Company)


                                        March 31, 1999         June  30, 1998
                                          (Unaudited)
                                         -------------          -------------
ASSETS

CURRENT ASSETS

Cash                                     $      64,345          $       1,307
Accounts receivable                             16,875                  3,735
Advances to officer, net                         6,588                  6,626
Inventory - Healthcare products                 13,887                 14,730
Inventory - Diagnostic products                492,703                   -
Prepaid expenses                                37,565                 22,437
                                         -------------          -------------
     TOTAL CURRENT ASSETS                      631,963                 48,835

INVENTORY, Antisera products                 2,466,911              2,466,911
PROPERTY & EQUIPMENT, net                       81,219                 30,970
NOTE RECEIVABLE                                493,100                493,100
OTHER ASSETS                                   955,521                  2,781
                                         -------------          -------------
                                         $   4,628,714          $   3,042,597
                                         =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                         $     258,780          $     335,959
Accrued expenses                                90,058                 24,658
Lease obligations, current portion               1,252                  1,119
Loans payable                                  152,182                114,591
                                         -------------          -------------
     TOTAL CURRENT LIABILITIES                 502,272                476,990

LEASE OBLIGATIONS, non current portion           1,080                  2,042
MINORITY INTEREST                              674,129                555,069
STOCKHOLDERS' EQUITY
Common stock, no par value (50,000,000
  shares authorized;  20,151,655 and
  12,068,986 shares issued and
  outstanding, respectively)                14,228,793             12,403,499
Additional paid-in capital                     831,247                831,247
Preferred stock, no par (5,000,000
  shares authorized, none issued)                 -                      -
Retained deficit                           (11,608,807)           (11,226,250)
                                         -------------          -------------
  TOTAL STOCKHOLDERS' EQUITY                 3,451,233              2,008,496
                                         -------------          -------------
                                         $   4,628,714          $   3,042,597


  The accompanying notes are an integral part of these financial statements

<PAGE  3>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (A Development Stage Company)



                                                  For the Nine Months Ended
                                                         March 31,
                                                   1999              1998
                                              -------------     -------------
NET SALES                                      $     56,182     $      67,021

OPERATING EXPENSES
Cost of products sold                                23,125            38,658
Selling and administrative expenses                 365,652           382,381
Research and development                             29,600            46,222
Consulting services                                  39,425           150,303
Depreciation and amortization                        16,428            10,572
                                              -------------     -------------
  TOTAL OPERATING EXPENSES                          474,230           628,136
                                              -------------     -------------
LOSS FROM OPERATIONS                               (418,048)         (561,115)

OTHER INCOME (EXPENSES)
Interest expense                                    (19,751)          (12,503)
Minority interest                                    80,242            43,298
Loss on settlement of debt                          (25,000)             -
                                              -------------     -------------
  TOTAL OTHER INCOME (EXPENSES)                      35,491            30,795
                                              -------------     -------------
LOSS BEFORE INCOME TAXES                           (382,557)         (530,320)
PROVISION FOR INCOME TAXES                             -                3,200
                                              -------------     -------------
NET LOSS                                      $    (382,557)    $    (533,520)
                                              =============     =============
NET LOSS PER COMMON SHARE                     $      (0.03)     $      (0.06)
                                              =============     =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       14,231,304         9,389,316
                                              =============     =============

  The accompanying notes are an integral part of these financial statements

<PAGE  4>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (A Development Stage Company)



                                                For the Three Months Ended
                                                         March 31,
                                                   1999              1998
                                              -------------     -------------

NET SALES                                     $       6,220     $      23,048

OPERATING EXPENSES
Cost of products sold                                 1,956            12,704
Selling and administrative expenses                 134,724           103,905
Research and development                              9,472            10,945
Consulting services                                       0            36,265
Depreciation and amortization                         9,810             3,564
                                              -------------     -------------
  TOTAL OPERATING EXPENSES                          155,962           167,383
                                              -------------     -------------
LOSS FROM OPERATIONS                                149,742          (144,335)

OTHER INCOME (EXPENSES)
Interest expense                                     (3,675)           (2,594)
Minority interest                                    38,743             6,066
Loss on settlement of debt                          (25,000)             -
                                              -------------     -------------
  TOTAL OTHER INCOME (EXPENSES)                      10,068             3,472
                                              -------------     -------------
LOSS BEFORE INCOME TAXES                           (139,674)         (140,863)
PROVISION FOR INCOME TAXES                             -                3,200
                                              -------------     -------------
NET LOSS                                      $    (139,674)    $    (144,063)
                                              =============     =============
NET LOSS PER COMMON SHARE                     $      (0.01)     $      (0.01)
                                              =============     =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      19,858,206         11,350,948
                                              =============     =============

  The accompanying notes are an integral part of these financial statements

<PAGE  5>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (A Development Stage Company)



                                                 For the Nine Months Ended
                                                         March 31,
                                                  1999              1998
                                              -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $    (382,557)    $    (533,520)

Adjustments to reconcile loss to net cash
  used in operating activities
Depreciation and amortization                        16,428             8,885
Minority interest                                   119,059           218,516
Issuance of stock for services                       75,300           197,070

Changes in assets and liabilities
(Increase) decrease in inventories                      140             6,391
(Increase) decrease in accounts receivable           (1,140)          (15,342)
(Increase) decrease in other assets                  24,305            38,614
Increase (decrease) in liabilities                  (51,209)           (7,287)
                                              -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                19,079           (86,673)

CASH FLOWS USED IN INVESTING ACTIVITIES
Advances (to)/from shareholder, net                      38            (2,807)

Capital expenditures for property and equipment      (6,182)           (3,901)
                                              -------------     -------------
NET CASH USED FOR INVESTING ACTIVITIES               (6,144)            6,008
                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                3,000            39,500
Proceeds from notes payable, net                     47,932            44,554
Payments on capital lease obligations                  (829)           (4,143)
                                              -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:           50,103            79,911
                                              -------------     -------------
NET INCREASE (DECREASE) IN CASH                      63,038              (754)

CASH AT BEGINNING OF PERIOD                           1,307            13,275
                                              -------------     -------------
CASH AT END OF PERIOD                         $      64,345     $      12,521
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

<PAGE  6>


                  LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Development Stage Company)



A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the nine month period ended March 31, 1999 are not necessarily indicative of the operating results for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1998.


B.     INVENTORIES:

Inventories as of March 31, 1999 and June 30, 1998 are comprised of the following:


                                           March 31, 1998,       June 30, 1998
                                              unaudited
                                            -------------        -------------

Antisera at original value                  $   4,150,579        $   4,150,579

Less reserve                                   (1,683,668)          (1,683,668)
                                            -------------        -------------
Antisera products, net                          2,466,911            2,466,911

Healthcare products                                13,887               14,730

Diagnostic products                               492,703                 -
                                            -------------        -------------
                                            $   2,973,501        $   2,481,641
                                            =============        =============


C.     NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the nine month periods ended March 31, 1999 and 1998, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

<PAGE  7>

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is required to be adopted on March 31, 1999. The Company is currently using this method to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the nine month periods ended March 31, 1999 and 1998. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.


D.     RELATED PARTY TRANSACTIONS:

During the nine months ended March 31, 1999 and 1998, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the nine months ended March 31, 1999 and 1998, the Company recognized research and development of $29,600 and $46,222 and consulting expenses of $39,425 and $150,303, respectively.


E.     SUPPLEMENTAL CASH FLOW INFORMATION:

       INTEREST AND INCOME TAXES PAID

Cash paid for interest and income taxes for the nine months ended
March 31, 1999 and 1998 (unaudited) were as follows:

                           March 31, 1999               March 31, 1998
                          -----------------            -----------------
       Interest           $      315                   $    1,206
                          =================            =================
       Income taxes       $     -                      $    3,200
                          =================            =================


F.     USE OF ESTIMATES:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimated and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

<PAGE  8>

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

On September 16, 1998, the Company, through a newly formed subsidiary, DiagnosTech, Inc. (DTI), purchased the assets and technology of AmTech Scientific, Inc. (ATS), a privately held diagnostic company. These assets include a proprietary, patent pending diagnostic test for active tuberculosis
(TB). The accuracy and efficacy of the TB test has been confirmed in separate clinical trials, and is currently approved for sale and distribution in several countries with approvals pending in others.

Other assets acquired through ATS include a rapid diagnostic test for HIV I and II, H. Pylori, and Hepatitis B.

<PAGE  9>


On May 11, 1999, the Company completed a 504 Reg. D stock offering for
$1 million of its subsidiary, DTI. The proceeds are being used for working capital with an emphasis on increasing manufacturing capabilities and the expansion of marketing and sales efforts related to the products acquired by DTI.


RESULTS OF OPERATIONS.


GENERALLY. With the formation of its subsidiary, DTI, and the funding of sufficient working capital, the Company has reorganized its operational structure. All diagnostic product operations are now the responsibility of the subsidiary, while the Company will concentrate on the nutraceutical and overthecounter (OTC) healthcare products and related technologies.

To achieve these objectives, the Company has temporarily suspended sales efforts on healthcare products in order to upgrade packaging, labels, and marketing graphics prior to the reintroduction and introduction to new and larger distributors and an expanded Internet presence.

In addition, the Company is beginning to see results from the licensing of proprietary technology used in the formulation of its healthcare products, with a signed letter of intent by a leading Italian pharmaceutical company.

The Company believes that with its business objectives in place, and through recent and future fundings and projected revenues, the Company should be able to enact upon its future growth plan.

FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                 For the Nine Months Ended
                                                         March 31,
                                                  1999              1998
                                              -------------     -------------

        Revenues                              $      56,182     $      67,021
        Cost of products sold                       (23,125)          (38,658)
        Other operating expenses                   (451,106)         (589,478)
        Loss from operations                       (418,047)         (561,115)
                                              -------------     -------------
        Net loss                              $    (382,557)    $    (533,520)
                                              =============     =============

The Company experienced a net loss of $382,557 for the nine month period ending March 31, 1999, compared with a net loss of $533,520 for the same period ending March 31, 1998. On a consolidated basis, the Company had sales totaling $56,182 for nine six months ended March 31, 1999, compared with $67,021 in sales for the Company for the same period ending March 31, 1998. Cost of product sales and operating expenses for the nine months ended March 31, 1999 were $474,231 compared to $628,136 for the nine months ended March 31, 1998. The decrease in costs of products sold and operating expenses of $153,905 is a direct result of having less reliance on outside consultants.

<PAGE 10>


FINANCIAL RESOURCES


At March 31, 1999, the Company had current assets of $631,963 which includes inventory of $13,887 healthcare products, $492,703 diagnostic products and $37,566 in prepaid expenses.

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


DIAGNOSTECH, INC.


On September 16, 1998, the Company acquired the assets of AmTech Scientific, Inc. (ATS), a diagnostic company, by establishing a subsidiary, DiagnosTech, Inc. (DTI). DTI is capitalized by 6,000,000 shares of La Jolla Diagnostics, Inc.'s common stock, the Company's antisera inventory and other diagnostic technologies. Through the Company's subsidiary, DTI., the company acquired the stock of ATS in exchange for 6,000,000 shares of the Company's stock and a certain number of DTI shares. This transaction was made pursuant to the acquisition of the technology. The acquisition is to be accounted for as a pooling-of-interests.


RESEARCH AND DEVELOPMENT


The Company maintains an active research and development program in the areas of ophthalmic products, nasal sprays, nutraceuticals, products for the symptomatic relief of allergies, and immuno/molecular diagnostics using a network of outside consultants in addition to an internal staff and facilities.

The research and development activities being performed by the Company are designed to discover, screen and improve on potential consumer healthcare and diagnostic products. Activities underway at the present time include the following for the healthcare products and diagnostic products through DTI.


HEATHCARE PRODUCTS


The Healthcare Products Division is largely based on products using proprietary processes. Products being marketed or under development include:


FEVERFEW NASAL MIST(TM)


Because it is classified as an OTC drug, the labeling for Feverfew Nasal MistTM is limited to stating its "use as a moisturizing nasal spray," though the herb feverfew is well known as a treatment for migraine headaches and many people have reported significant relief when using the herb feverfew.

<PAGE 11>


The Company is presently modifying the product's formulation so that it will qualify as being effective in the alleviation of pain. If this modification is successful, the Company intends to add an indication to the labeling for the product's use with headaches. The Company believes that such a change in labeling would greatly expand the marketing opportunities for the product.


MIGRASPRAY(TM)


MigraSprayTM, a solution containing the herb feverfew, is designed to be sprayed under the tongue. This sublingual method of administration is believed to promote excellent absorption and distribution of the contents of the solution.

Feverfew is the common name for Tanacetum parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions, including migraine headaches.

MigraSprayTM can be mentioned as a possible treatment of migraine headaches because it has become classified as a nutraceutical, and therefore does not have the compliance issues as OTC drugs.


OTHER NASAL SPRAYS


The Company is investigating other nasal spray possibilities, including a product for the symptomatic relief of allergies.


LIVING WATER EYE LOTION(TM)


Living Water Eye LotionTM is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water. Living Water Eye LotionTM is specially formulated to enhance eye comfort by the irrigation, flushing and cleansing without the interference of the natural functions of the eye.


OPTOPET EYE WASH(TM)


OptoPet Eye WashTM is for cleansing the eyes of dogs and cats and removing mucous which causes staining beneath the eyes (a major problem in certain breeds).


OTHER OPHTHALMIC PRODUCTS


The Company is developing additional eye solutions using its proprietary technology, including a product for the symptomatic relief of allergies and the treatment of glaucoma.


LICENSING


The Company is in contact with several major pharmaceutical companies in regards to the licensing of its technology as a more efficient drug delivery system for ophthalmic, nasal, injectables, parenterals and oral medications.

<PAGE 12>


The Company recently signed a letter of intent with the Angelini Group (Angelini). Angelini is the third largest privately held pharmaceutical company and the leading OTC firm in Italy, with annual gross sales in excess of $1.7 billion.

Under the letter of intent, Angelini will have exclusive territorial rights to the Company's products and technology for Italy, Spain, Portugal, Greece, Turkey, and other such areas as agreed to by the parties.


DIAGNOSTECH, INC.


DiagnosTech, Inc. (DTI) is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies. The product line now consists of various self-contained, rapid, point-of-care diagnostics, including:

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

The Company believes each of these diagnostic products to be uniquely advantageous, only secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no current equivalent in the marketplace. Each test requires only a very small sample of patient blood, serum, urine, or saliva, as the case may be. Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semiskilled technician, or by the patients themselves. They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

Each of the diagnostic tests manufactured and marketed represent state of the art technology in that they are rapid, accurate, easy to use, and inexpensive. These characteristics make the products ideal for both the U.S. and overseas markets. Changes in the economics of medicine increasingly favor products that can be employed economically and effectively at the point of care. Outside of the industrialized world, citizens of emerging economies seek access to healthcare as a high priority. Tests that address significant medical needs, are available at a modest price, and require no special instrumentation, are in high demand. Sale efforts utilizing 75 international distributors over the past few months are beginning to show results. DTI expects to receive substantial orders of the products in the near future.

<PAGE 13>

ANTISERA


The Company has transferred its antisera inventory to DTI. It consists of high quality, highly purified antibodies which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes. The Company through its subsidiary, DTI, is currently in a position to market the antisera inventory aggressively.


MYOCARDIAL INFARCTION PREDICTOR


The Company has filed for patent application on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. The company intends to market an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style. This technology was turned over to DTI for development of the final diagnostic kit and for marketing.



OTHER

     None.

<PAGE 14>


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 1999                     LA JOLLA DIAGNOSTICS, INC.

                                        By:   /s/ Don Brucker
                                              ---------------
                                                Don Brucker
                                        President, Chief Executive Officer
                                        and Chief Financial Officer

<PAGE 15>