Form 10KSB
period 1999-06-30
LA JOLLA DIAGNOSTICS INC
filed 1999-10-13
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1999 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the
     transition period from      to


                  Commission file number 33-93132


                    LA JOLLA DIAGNOSTICS, INC.
           [Name of small business issuer in its charter]


          California                             94-2901715
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


1020 Prospect St, Suite 210, La Jolla, California       92037
     (Address of principal executive office)         (Zip Code)


Registrant's telephone number including area code:  (800)454-6790


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

     The issuer's revenues for its most recent fiscal year were $71,033.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold by the registrant outstanding as of June 30, 1999 was $1,961,783.

     The number of shares of the Common Stock of the registrant outstanding as of June 30, 1999 was 20,338,219.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: _____.

     Transitional Small Business Disclosure Format (check one):
Yes  [ ]    No   [X]


<PAGE  1>

PART 1

ITEM 1.     BUSINESS

La Jolla Diagnostics, Inc. (the "Company"), a California corporation (OTC Bulletin Board, Symbol LAJD) is focused on developing and marketing of healthcare, and diagnostic products. The Company, using proprietary technology, has developed and begun to market eye drops, nasal sprays and nutraceutical products. Its subsidiary, DiagnosTech, Inc. (DTI) was formed on September 16, 1998 to purchase the assets and technologies of AmTech Scientific, Inc. (ATS), a privately held diagnostic company. The assets included a proprietary, rapid diagnostic test for active tuberculosis, a rapid diagnostic test for HIV I and II, and several other rapid diagnostic tests.

Prior to April 17, 1995, the Company while named Chemical Dependency Healthcare, Inc. had not engaged in any significant business activities since December 31, 1991. As of April 17, 1995, the Company acquired Unified Technologies, Inc. ("Unified"). The Company utilizes the business, scientific and technical expertise of Unified to continue in developing its ongoing business operations. On April 17, 1995, following the acquisition of Unified, the Company changed its name to La Jolla Diagnostics, Inc. (LAJD). The Company currently has four subsidiaries: DiagnosTech, Inc. (formed on September 16, 1998), Unified Technologies, Inc., Nasal Mist, Inc. (formed August 6, 1997) and Chemical Dependency Healthcare of California, Inc. The discussion of the Company herein refers to the Company and its subsidiaries on a consolidated basis.

The Company's corporate headquarters are located at 1020 Prospect Street, Suite 210, La Jolla, California 92037.

The Company's management and scientific consultants have extensive expertise in a wide variety of healthcare areas, including basic science, clinical investigation, product development and regulatory approval with the Food and Drug Administration (FDA), and other regulatory agencies.


      --------------------------------------------------------------------
     |                     LA JOLLA DIAGNOSTICS, INC.                     |
      --------------------------------------------------------------------
     |     HEALTHCARE PRODUCTS          |       DIAGNOSTIC PRODUCTS       |
      --------------------------------------------------------------------
     |  Living Water Eye Lotion(TM)     |  Rapid Diagnostic tests         |
     |                                  |  (HIV and TB)                   |
     |                                  |                                 |
     |  Feverfew Nasal Mist(TM)         |  Rapid Diagnostic tests (other) |
     |                                  |                                 |
     |  MigraSpray (with Feverfew)(TM)  |  Myocardial Infarction          |
     |                                  |  Predictor                      |
     |                                  |                                 |
     |  Allergy Products                |  Antisera Closeout Sale         |
     |                                  |                                 |
     |  OptoPet Eye Wash(TM) *          |                                 |
     |                                  |                                 |
     |                                  |                                 |
      --------------------------------------------------------------------


<PAGE  2>

             HEALTHCARE & NUTRACEUTICAL PRODUCTS


Over the past year the Company has begun working with improving new proprietary technologies used in the formulation of its health care products. The thrust of these technologies are to maximize product biological effectiveness and stability. These technological changes are being used with all the Company's healthcare products including Living Water Eye Lotion and patent pending Feverfew Nasal Mist, both of which were extremely well received as previously formulated.

The company is now in the process of re-introducing an expanded product line with improved stability and new packaging.

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

The suggested domestic retail price of the Feverfew Nasal Mist(TM) is currently $29.95 per spray bottle. The length of time a bottle will last will depend upon its frequency of use and will vary from approximately one month (for those who may choose to use the product prophylactically on a frequent basis) to several months for those who use it as needed. The product may also be marketed under the name, Hi-Altitude Nasal Spray(TM), which will be sold at sporting goods stores, ski resorts, airports, and other locations that cater to people who are exposed to the rigors of high altitude, which includes altitude sickness.

MIGRASPRAY(TM) (currently being marketed)

MigraSpray(TM), a sublingual oral spray, very similar to Feverfew Nasal Mist, which can be mentioned for possible use with migraine headaches because it is classified as a nutritional supplement.

LIVING WATER EYE LOTION(TM) (currently being marketed)

Living Water Eye Lotion(TM) is an eye wash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water.

The solution is a borate buffered, sterile isotonic aqueous solution containing sodium chloride. It is preserved with a mild preservative, 0.1% sorbic acid and disodium EDTA (ingredients commonly used in solutions for sensitive eyes). In contrast with:

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

OTHER HEALTHCARE AND NUTRACEUTICALS

The company is developing and other nasal sprays, sublingual sprays and other nutraceuticals.


<PAGE  3>

DIAGNOSTIC PRODUCTS

La Jolla Diagnostics' subsidiary, DiagnosTech, Inc. is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies.

RAPID DIAGNOSTIC PRODUCTS

DiagnosTech has a line of products that now consists of nine self-contained, rapid, point-of-care diagnostics.

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

ANTISERA

DiagnosTech is also marketing an antisera which was transferred to if from La Jolla Diagnostics. The inventory consists of high quality, purified antibodies which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes. DiagnosTech is in a position to market it aggressively.

MYOCARDIAL INFARCTION PREDICTOR

La Jolla Diagnostics has been working on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. This product has been transferred to DiagnosTech to market as an inexpensive test which would be used for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition which may be ameliorated by changes in living conditions and life style.


<PAGE  4>

          THE MARKET FOR HEALTHCARE AND NUTRACEUTICALS


FEVERFEW NASAL MIST (TM)

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

Migraine headaches, are believed to be caused by dilation of the blood vessels of the skull and the scalp. Feverfew is said to be an anti-inflammatory and reduces blood vessel spasms.

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

Patients search for the perfect medicine and are frequently shocked to find there isn't one. What may work for one person may be useless or actually make the symptoms worse for another. Most medicines have side effects. Migraine sufferers are forced to settle for what works best, while trying to avoid things, which may trigger an attack. "Triggers" vary from individual to individual, and range from chocolate chip cookies to changes in atmospheric pressure to stressful situations.

Menstrual headaches are common, and usually are treated by OTC headache products, such as aspirin or Tylenol, or specialized menstrual products, such as Midol. Feverfew Nasal Mist(TM) could be an effective and economical treatment.


<PAGE  5>

MIGRASPRAY

MigraSpray is a sublingual version of Feverfew Nasal Mist.
Because it is classified as a nutraceutical, the fact that Feverfew is used as a treatment for migraine headaches may be promoted. A book on natural treatments for the symptoms of migraine headaches by Douglas Hunt, M.D., entitled Migraine Killers, was published last year. The primary product featured in Dr. Hunt's book (who has authored several books on alternative medicine) is MigraSpray.

LIVING WATER EYE LOTION(TM)

Living Water Eye Lotion(TM) falls under the category of an OTC eye wash or irrigating solution. It can be used by anyone who wishes to cleanse the eye to relieve irritation, burning, stinging or itching. However, because of its superior qualities it is frequently being used in place of several different types of OTC eye solutions including vasoconstrictors such as Visine, astringents such as Murine, and lubricating agents or artificial tears. The total OTC ophthalmic solution market in the United States is in the hundreds of millions of dollars.

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


<PAGE  6>

             THE MARKET FOR DIAGNOSTIC PRODUCTS


MARKET

The following table sets forth the Company's abbreviated assessment of the indications and total potential market size for several of its products.

Test For:        TUBERCULOSIS    H. PYLORI      HIV (AIDS)    PREGNANCY      HEPATITIS B
-----------------------------------------------------------------------------------------

Indication       Third World;    Peptic         High Risk     Suspected      High Risk
                 Known           Ulcers;        Points;       Pregnancy      Points;
                 Exposure;       Gastritis;     Screening;                   Screening;
                 High Risk Pts.  Acid Reflux    Exposure                     Exposure
-----------------------------------------------------------------------------------------
DOMESTIC

Total Patients
(per year)           3,000,000     3,000,000      1,000,000     10,000,000     10,000,000

Projected Price
(per test)           $10.00         $5.00          $3.00          $5.00          $2.00

Total Market       $30,000,000   $15,000,000     $3,000,000    $50,000,000    $20,000,000
-----------------------------------------------------------------------------------------
INTERNATIONAL

Total Patients
(per year)         200,000,000     3,000,000    100,000,000    100,000,000    100,000,000

Projected Price
(per test)            $5.00         $3.00          $2.00          $1.00          $1.00

Total Market    $1,000,000,000    $9,000,000   $200,000,000   $100,000,000   $100,000,000

TOTAL           $1,030,000,000   $24,000,000   $203,000,000   $150,000,000   $120,000,000
-----------------------------------------------------------------------------------------


SALES AND MARKETING

DiagnosTech must continually focus on sales and marketing. The products listed above are complete. However, as the medical marketplace is highly regulated, both domestically and internationally, obtaining the approvals necessary is part of and prerequisite to selling.

The Company's research and manufacturing facility has now been approved, subsequent to a FDA inspection, as conforming to GMP standards. This approval allows DiagnosTech to obtain the export certificates required to legally export its medical devices from the United States (a separate export certificate is issued for each shipment.) In effect, there are no domestic barriers to the exportation of any product.

Each product must also be approved for sale in the country of destination. Foreign regulatory approval is highly individualized among nations, often complex, and sometimes lengthy. Registration is generally the responsibility of the Company's agent as knowledgeable of specific procedures and requirements.

The Company's policy is not to grant exclusivity in any territory until the distributor has shown concrete performance by obtaining regulatory approval and generating sales. Exceptions to this policy are considered only when (i) the distributor in question is judged extremely credible and capable by past performance, and (ii) exclusivity is only maintained by substantial performance within a relatively short time frame. DiagnosTech will not have distributors who do not perform.

Regardless of product quality or market size, the ultimate value of any company is determined by its ability to generate sales and net income. DiagnosTech is committed to maximizing shareholder value through financial performance.


<PAGE  7>

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

The Company is in the initial stages of preparing to submit data to the FDA as a prerequisite for marketing its TB test in the United States.

Products such as Living Water Eye Lotion and Feverfew Nasal Mist do not require FDA pre-clearance as they fall into the category of an OTC (over the counter) product. The Company may search for a pharmaceutical company to enter into a joint venture for the development of products requiring full FDA (NDA) pre-clearance.

The Company believes its long-term success will be partially dependent on its ability to efficiently gain approval on the products, which will require FDA pre-clearance.


<PAGE  8>

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

The Company currently holds no patents, but has one patent application on file for its Feverfew Nasal Mist(TM).

The Company has exclusive license agreements for two proprietary technologies to produce and market Eye and Nasal Solutions.

The patent positions of medical product firms, including the Company's are generally uncertain and involve complex legal and factual questions.

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

There can be no assurance that a court of competent jurisdiction, if issued, would hold patents, valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company.

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

HUMAN RESOURCES

As of June 30, 1999, the Company had six employees and utilized the services of part-time personnel or independent contractors, engaged in research, development and manufacturing, customer service and general administration.
The Company's research and development staff is made up of professionals working as independent contractors, who perform their services in exchange for Common Stock and Warrants. See "Management, Consultants and Advisors." None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

The success of the Company in its research and development of medical products is dependent upon the experience and know-how of its key scientific and technical personnel.


<PAGE  9>

ITEM 2.     PROPERTY

The corporate headquarters of the Company are located at 1020 Prospect Street, Suite 210, La Jolla, California 92037. The facilities are approximately 2,000 square feet and are leased at approximately $3,200 per month. The Company has a lease through May 2000.

In addition the Company's subsidiary DiagnosTech has office space at: 12631 East Imperial Highway #B-202, Santa Fe Springs, CA 90670 at approximately $1,200 and 6542 Regency Lane #204, Eden Praire, MN 55344 at approximately $660. DiagnosTech also stores equipment and rents laboratory space from a manufacturing consultant, ImmunoChemistry on a per incident basis.


ITEM 3.     LEGAL PROCEEDINGS
            The Company is not involved in any litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.


PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

At October 12, 1999, there were over 500 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception nor does it intend to for the future. The Company currently intends to retain earnings, if any, for use in its business.


<PAGE 10>

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

The Company has not had significant revenues from operations in each of its last three fiscal years and is believed to still be in its development stage. The Company's business is divided into two separate, distinct operations: the Ophthalmic Division and the Diagnostic Division.

PLAN OF OPERATIONS

FINANCIAL RESOURCES

At June 30, 1999 and 1998, the Company had current assets of $1,027,745 and $48,835 including cash of $208,555 and $1,307, respectfully. At June 30, 1999, current assets also included inventory valued at $786,353,. Total assets were $2,872,994 and $3,042,597. Total assets included $1,240,000 and $2,466,911 in non-current inventory at June 30, 1999 and 1998 respectively.

Total sales for the years ended June 30, 1999 and 1998 were $71,033 and $73,800, respectively, for each period.

Costs and expenses for the twelve months ended June 30, 1999 and 1998 were $683,119 and $785,732 resulting in a loss from operations for the period of $612,086 and $711,932,respectively. Costs and expenses included consulting services of $84,645 and $191,338, and research and development expense of $16,767 and $54,525, substantially all of which was for services performed by the directors, officers and advisors identified in the section "Management", who accepted as compensation for such services common stock and warrants to acquire common stock of the Company. See "Executive Compensation - Stock Awards and Performance Warrants."

Selling and administrative expenses included; $213,050 and $127,745 salaries, $44,009 and $40,287 rent, $12,300 and $41,469 legal and accounting fees, $1075 and $15,102 advertising, and $181,244 and $256,772 in miscellaneous other expenses for the years ended June 30, 1999 and 1998 respectively.

VALUATION OF ANTISERA INVENTORY

The Company has made the decision to sell its inventory of antisera products via a closeout sale because it has been determined that the marketing of antisera products no longer fits into the Company's long-range plans. The Company intends to concentrate on proprietary diagnostic products and consumer healthcare products.

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

Now that the Company has made the decision to closeout its antisera inventory, it feels confident that a more vigorous discounting of antisera prices, along with aggressive advertising in leading journals, stressing that the demand for a product determines the price, will result in a sale of a significant portion of the inventory in a relatively short period of time.

The proposed 40 percent discount off the Company's present catalog discount prices will result in an average discount of 50 percent or more off the industry standard.

The antisera inventory value has been greatly discounted. Prior to the inventory transfer to DiagnosTech, the Company carried a value of $4,150,579 less reserve of 28%. The inventory has been restated to reflect the discounted closeout sale, as described in Note F to the financial statements.

The Company believes an active market exists for its antisera inventory. The level of sales of the antisera inventory is directly dependent on marketing efforts. An aggressive marketing campaign could result in a rapid turnover of the inventory at favorable prices.


<PAGE 11>

MATERIAL UNCERTAINTIES AFFECTING LIQUIDITY AND VALUE OF ANTISERA INVENTORY

In addition to the factors, which might affect the value of the antisera inventory discussed in "Risk Factors," above, there are other factors, which might affect the value of the antisera inventory.

The Company's ability to increase sales of antisera depends heavily on the success of its marketing strategy, which includes, among other things, advertising in research journals and directly mailing brochures listing the Company's inventory and sale prices to research facilities. There can be no assurance that potential consumers of antisera will commit to purchase the Company's inventory at the Company's closeout prices.

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

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

On a consolidated basis, the Company had sales totaling $71,033 for the year ended June 30, 1999, compared with $73,800 in sales for the Company for the same period ending June 30, 1998.

The Company experienced a net loss of $1,621,848 for the twelve-month period ended June 30, 1999, compared with a net loss of $695,787 for the same period ended June 30, 1998. The increase in loss is attributable to the previously discussed antisera inventory write-down. See "Plan of Operation -- Financial Resources."

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


<PAGE 12>

ITEM 8.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                 13

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 1999 and 1998          14

Consolidated Statements of Operations for the years ended
June 30, 1999 and 1998, and cumulative totals for
development stage operations from December 3, 1993 (date
of recommencement) through June 30, 1999                          15

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended June 30, 1999, 1998, 1997,
1996, and 1995 for the period December 3, 1993 (date of
recommencement) through June 30, 1994, and for the period
July 1, 1993 through December 2, 1993                             16

Consolidated Statements of Cash Flows for the years ended
June 30, 1999 and 1998, and cumulative totals for
development stage operations from December 3, 1993 (date of
recommencement) through June 30, 1999                             17

Notes to Consolidated Financial Statements                      18-24


<PAGE 13>

              REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of La Jolla Diagnostics, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of La Jolla Diagnostics, Inc. (a California corporation) and its subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla Diagnostics, Inc. and its subsidiaries as of June 30, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Logan Throop & Co., LLP
San Diego, California
October 12, 1999


<PAGE 14>

               LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1999 AND 1998


          ASSETS                                 1999             1998

CURRENT ASSETS:
Cash                                         $  208,555      $     1,307
Accounts receivable                                 207            3,735
Advances to officer                               6,670            6,626
Inventory - current portion                     786,353           14,730
Prepaid expenses                                 25,960           22,437
                                             ----------       ----------
          TOTAL CURRENT ASSETS                1,027,745           48,835

Property and equipment, net                      87,829           30,970
Inventory                                     1,240,000        2,466,911
Note receivable (Note D)                           -             493,100
Scientific technology                           512,830             -
Other assets                                      4,590            2,781
                                             ----------       ----------
                                             $2,872,994       $3,042,597
                                             ==========       ==========

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  237,214       $  335,959
Accrued expenses                                 27,892           24,658
Customer deposits                                   663              663
Lease obligations,
  current portion (Note I)                        1,418            1,119
Loans payable (Note H)                           91,841          114,591
                                             ----------       ----------
       TOTAL CURRENT LIABILITIES                359,028          476,990
                                             ----------       ----------

LONG TERM LIABILITIES:
Lease obligation,
  non-current portion (Note I)                      616            2,042
Minority interest                             1,227,937          555,069
                                             ----------       ----------
TOTAL LONG TERM LIABILITIES                   1,228,553          557,111
                                             ----------       ----------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
shares authorized, 20,338,219 and
12,068,986 shares issued & outstanding,
respectively)                                13,302,264       12,403,499
Additional paid-in capital                      831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($6,437,579 and
  $4,815,731 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)(Note B)                     (12,848,098)     (11,226,250)
                                             ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                    1,285,413        2,008,496
                                             ----------       ----------
                                             $2,872,994       $3,042,597
                                             ==========       ==========


See Accountants' report and notes to consolidated financial statements.


<PAGE 15>

           LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  JUNE 30, 1999 AND 1998, AND CUMULATIVE TOTALS FOR DEVELOPMENT
             STAGE OPERATIONS FROM DECEMBER 3, 1993
         (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1999

                                                                  Development
                                                                  Stage Ended
                                        June 30,      June 30,      June 30,
                                          1999          1998          1999
                                                                    (Note B)

NET SALES (Note L)                    $   71,033    $   73,800    $  599,856

COSTS AND EXPENSES:
Cost of products sold                     34,867        45,255       407,761
Selling and administrative expenses      490,499       481,375     1,936,273
Research and development                  16,767        54,525       678,198
Consulting services                       84,645       191,338     1,408,436
Depreciation and amortization             56,341        13,239        92,343
                                       ---------     ---------    ----------
TOTAL COSTS & EXPENSES                   683,119       785,732     4,523,011
                                       ---------     ---------    ----------
LOSS FROM OPERATIONS                    (612,086)     (711,932)   (3,923,155)

OTHER INCOME (EXPENSES)
Interest income                             -             -          101,227
Interest expense                          (6,351)      (28,049)      (72,809)
Minority interest                        152,660        48,194       817,245
Write-down of inventory                 (950,542)         -       (2,634,210)
Write-down of notes/
  interest receivable                       -             -         (507,548)
Gain/loss on disposal
  of assets                             (202,329)         -         (202,329)
                                       ---------     ---------    ----------
TOTAL OTHER INCOME (EXPENSE)          (1,006,562)       20,145    (2,498,424)
                                       ---------     ---------    ----------
LOSS BEFORE INCOME TAXES              (1,618,648)     (691,787)   (6,421,579)
PROVISION FOR INCOME TAXES (Note J)        3,200         4,000        16,800
                                       ---------     ---------    ----------
NET LOSS (Note B)                    $(1,621,848)   $ (695,787)  $(6,437,579)
                                       =========     =========    ==========

PRIMARY AND FULLY DILUTED
LOSS PER SHARE (Note G)                  $(0.10)       $(0.07)       $(0.83)
                                       ---------     ---------    ----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             16,399,397    10,685,391     7,770,183
                                      ==========    ==========    ==========


See Accountants' report and notes to consolidated financial statements.


<PAGE 16>

           LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (DEFICIT) FOR THE YEARS ENDED JUNE 30, 1999, 1998, 1997, 1996 AND 1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
             THROUGH JUNE 30, 1994, AND FOR THE PERIOD
               JULY 1, 1993 THROUGH DECEMBER 2, 1993



                                                                                        Total
                                       Common Stock        Additional               Stockholders'
                                                            Paid-in    Retained        Equity
                                   Shares       Amount      Capital    (Deficit)      (Deficit)
BALANCE, JUNE 30, 1993             580,951    $6,370,919   $   -       $(6,408,367)   $ (37,448)
Net loss incurred prior to
  development stage operations        -             -          -            (2,152)      (2,152)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, DECEMBER 2, 1993          580,951     6,370,919       -        (6,410,519)     (39,600)
Issuance of stock for cash       4,205,780         8,412       -              -           8,412
Issuance of stock for inventory    532,970     4,142,784       -              -       4,142,784
Net loss incurred during
  development stage operations        -             -          -           (30,305)     (30,305)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1994           5,319,701    10,522,115       -        (6,440,824)   4,081,291
Issuance of stock in private
  placement                        590,500       236,200       -              -         236,200
Issuance of stock for services     402,000       160,800       -              -         160,800
Additional paid-in capital from
  non-cash related party
  transaction                         -             -       900,000           -         900,000
Net loss incurred during
  development stage operations        -             -          -        (1,119,064)  (1,119,064)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1995           6,312,201    10,919,115    900,000     (7,559,888)   4,259,227
Conversion of common stock
  warrants                         459,781       220,625       -              -         220,625
Issuance of stock for services     225,000        40,000       -              -          40,000
Issuance of stock in private
  placement                        312,500       125,000       -              -         125,000
Deferred offering costs               -             -       (68,753)          -         (68,753)
Net loss incurred during
development stage operations          -             -          -          (454,479)    (454,479)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1996          $7,309,482   $11,304,740   $831,247    $(8,014,367)  $4,121,620
Conversion of common stock
  warrants                         489,916       141,818       -              -         141,818
Issuance of stock for cash         370,000       135,430       -              -         135,430
Issuance of stock for services     968,136       234,257       -              -         234,257
Net loss incurred during
  development stage operations        -             -          -        (2,516,096)  (2,516,096)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1997           9,137,534    11,816,245    831,247    (10,530,463)   2,117,029
Conversion of common stock
  warrants                          50,000        10,000       -              -          10,000
Issuance of stock for cash         231,525        64,500       -              -          64,500
Issuance of stock for services
  and notes payable              2,649,927       512,754       -              -         512,754
Net loss incurred during
  development stage operations        -             -          -          (695,787)    (695,787)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1998          12,068,986   $12,403,499   $831,247   ($11,226,250)  $2,008,496

Conversion of common stock
   Warrants                        300,000         3,000       -              -           3,000
Issuance of stock for services   1,535,053       127,934       -              -         127,934
Issuance of stock for
   notes payables                  251,680        45,168       -              -          45,168
Issuance of stock for
  Subsidiary                     6,082,500       760,313       -              -         760,313
Issuance of stock in exchange
  For Nasal Mist stock             100,000        11,000       -              -          11,000
Syndication costs                                (48,650)      -              -         (48,650)
Net loss incurred during
  Development stage operations        -             -          -        (1,621,848)  (1,621,848)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1999          20,338,219   $13,302,264    831,247   ($12,848,098)   1,285,413
                                ==========    ==========   ========    ===========    =========

See Accountants' report and notes to consolidated financial statements.


<PAGE 17>

              LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998, AND CUMULATIVE TOTALS
          FOR DEVELOPMENT STAGE OPERATIONS FROM DECEMBER 3, 1993
              (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 1999

                                                                           Development
                                                                           Stage Ended
                                               June 30,      June 30,        June 30,
                                                1999          1998            1999
                                                                            (Note B)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                     (1,621,848)       $(695,787)   $(6,437,579)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                56,341           13,239         92,343
    Write-down interest and note receivable        -                -           507,548
    Write-down of inventory                     950,542             -         2,634,210
    Minority interest                          (152,660)         (48,194)        57,796
    Issuance of stock for services              127,934          266,955        829,946
    (Gain)/Loss on property and equipment          -                (482)          (278)
    Loss on Antisera Partnership                203,540             -           203,540
Changes in assets and liabilities:
    (Increase)/decrease in inventories           (3,254)          2,249         (25,779)
    (Increase)/decrease in accounts receivable    3,528           8,278           1,853
    (Increase)/decrease in prepaid expenses      (3,523)         (4,180)        (28,020)
    (Increase)/decrease in advances to officer      (44)          1,861          (6,670)
    (Increase)/decrease in accrued interest        -               -           (100,648)
    (Increase)/decrease in other assets            -              3,250          (4,819)
    Increase/(decrease) in accounts payable
      and accrued expenses                     (105,699)         73,063         284,080
    Increase/(decrease) in customer deposits     (2,649)        (39,755)         (1,986)
                                              ---------      ----------     -----------
NET CASH USED IN OPERATING ACTIVITIES          (547,792)       (419,503)     (1,994,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                     (21,776)           -            (75,766)
Payments for Nasal Mist, Inc. investments          -               -            (52,181)
Proceeds from sale of property and equipment       -               -              1,750
Buyout minority interest in
Antisera Partnership                            (25,000)           -            (25,000)
                                              ---------      ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES           (46,776)           -           (151,197
                                              ---------      ----------      ----------
NET CARRIED FORWARD                            (594,568)       (419,503)     (2,145,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            3,000          74,500         944,985
Syndication costs                               (41,250)           -            (41,250)
Proceeds from sale of minority interest
  stock, net                                    808,588         240,712       1,049,300
Deferred offering costs                            -               -            (68,753)
Payments on related party debt                     -               -            (40,152)
Payments on capital lease obligations            (1,128)         (1,732)         (9,843)
Proceeds from notes payable                      47,000         103,805         444,021
Payment on notes payable                        (14,394)         (9,750)        (24,144)
Proceeds from minority interest
  in partnership                                   -               -            100,000
                                              ---------      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       801,816         407,535       2,354,164
                                              ---------      ----------      ----------
NET INCREASE(DECREASE) IN CASH                  207,248         (11,968)        208,504
CASH AT BEGINNING OF PERIOD                       1,307          13,275              51
                                              ---------      ----------      ----------
CASH AT END OF PERIOD                         $ 208,555      $    1,307      $  208,555
                                              =========      ==========      ==========

SUPPLEMENTAL DISCLOSURES:
                                                  June 30, 1999    June 30, 1998
Cash paid for:
  Interest paid                                         6,783            4,349
  Income taxes paid                                     5,075            1,600

Non-cash activities:
  Stock issued for notes and payables                  45,168          245,799
  Stock issued for services
    and syndication costs                             135,334          266,955
  Minority stock issued for notes payable                -              55,000
  Stock issued in exchange for NMI stock               11,000             -
  Stock issued for business acquisition               760,313             -


See Accountants' report and notes to consolidated financial statements.


<PAGE 18>

               LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies:

ORGANIZATION AND BASIS OF CONSOLIDATION:

La Jolla Diagnostics, Inc., a California corporation ("LAJD" or the "Company") was incorporated on April 26, 1983 as Women's Health Centers of America, Inc. On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. On April 17, 1995, the Company acquired Unified Technologies, Inc. and changed its name to La Jolla Diagnostics, Inc. In August 1998, the Company acquired the assets and technology of AmTech Scientific, Inc. (ATS) in order to form a new subsidiary named DiagnosTech, Inc. The Company has two wholly-owned subsidiaries, Unified Technologies, Inc. (UTI) and Chemical Dependency Healthcare of California, Inc. (CDHC) and a 56 percent ownership interest in DiagnosTech, Inc. (DTI) a California corporation as well as a 63 percent ownership interest in Nasal Mist, Inc. (NMI), a California corporation. The Company is still considered a development stage enterprise (see Note B).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of La Jolla Diagnostics, Inc. and its subsidiaries. Minority interest represents the minority shareholder's interest in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements, which conform to generally accepted accounting principles.

INVENTORY:

Inventory consists of medical and healthcare products, and antisera products. Inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of generally three to five years. Property and equipment is shown net of accumulated depreciation of $55,501 and $30,584 for the years ended June 30, 1999 and 1998, respectively.

SCIENTIFIC TECHNOLOGY:

Scientific technology is recorded at cost and amortization is provided on the straight-line method over the estimated useful life. Scientific technology is continually evaluated by management to determine if the carrying value will be realized based upon the estimated discounted cash flow expected from the asset. Additional amortization is recognized in the period a decline in value is identified. Currently the amortization period is 15 years.

INCOME TAXES:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for net-operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. A valuation allowance is provided against deferred tax assets, where realization is uncertain.

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


<PAGE 19>

B.     Development Stage Business:

The Company is a development stage business engaged in the development and sale of medical products. The Company researches, develops, manufactures and markets various healthcare products and provides certain laboratory services. The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions. The Company has recommenced its operations - however, revenues generated to date have been primarily related to the sale of ancillary products.

Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations. The following information details the deficit accumulated during the development stage and the related losses prior to the development stage:

Retained deficit as of June 30, 1999 and 1998 consists of the following:

                                      1999           1998

Deficit accumulated during
  the development stage          $(6,437,579)   $(4,815,731)
Deficit accumulated prior to
  the development stage           (6,410,519)    (6,410,519)
                                   ---------      ---------
                                $(12,848,098)  $(11,226,250)
                                  ==========     ==========

C.     Acquisitions:

On April 17, 1995, the Company acquired 100 percent of the outstanding stock of UTI by issuing 4,938,750 shares of its common stock in exchange for 9,877,500 shares of UTI common stock. This stock exchange resulted in UTI shareholders receiving one share of CDHC common stock for every two shares of UTI common stock held. The business combination has been accounted for under the pooling of interest method. Effective April 17, 1995, the Company changed its name to La Jolla Diagnostics, Inc. (Note A).

Under the pooling of interest method, UTI's results of operations have been included in the consolidated results of operations since inception, December 3, 1993, and the assets and liabilities of the separate companies have been combined and were recorded at their historical cost. Since CDHC was inactive and had no assets or operations, for any reported periods prior to the merger, the consolidated results of operations, consist solely of UTI's operations, prior to the date of combination and the basis of accounting used by UTI has continued and accordingly no adjustments were necessary to change accounting methods. Operations subsequent to the merger relate to the continuing development stage activities, which relate to the development and sale of medical healthcare products (Note B).

In July 1994, UTI merged with Pathfinder Holding Corporation (Pathfinder); a Nevada publicly held shell corporation, in which Pathfinder was to be the surviving entity. However, after the merger was completed, certain unintentional misrepresentations concerning the Securities and Exchange Commission registration status of Pathfinder's stock were discovered, resulting in an agreement among the parties to rescind the merger. Accordingly, on February 10, 1995, the merger was rescinded and all the assets and liabilities of the Company existing prior to the merger, as well as all assets acquired and obligations created after the merger were transferred to UTI. In exchange for the rescission and the rights to the name, Pathfinder Holding Corporation, the Company issued warrants to purchase an aggregate of 678,300 shares of the Company's common stock, at an exercise price of the greater of $1.00 or 50 percent of the average trading price, for the five days prior to exercise.


<PAGE 20>

D.     Dissolution of Subsidiary

ANTISERA ASSOCIATES, LTD.

On June 4, 1999, the Company dissolved its subsidiary Antisera Associates, Ltd. The Company paid the minority owner, Sogery Trust, $25,000 in consideration, which relinquished the antisera inventory contributed, a note receivable of $900,000 to La Jolla Diagnostics, and 25 percent partnership interest in the Antisera Associates, Ltd. to La Jolla Diagnostics.

The Partnership had been formed on December 21, 1994 when the Company sold $1,000,000 of antisera inventory to Sogery Trust, an unrelated entity, for $100,000 in cash and a note receivable of $900,000 secured by this inventory. Following the sale, the Company and Sogery Trust formed Antisera Associates, Ltd., whereby the Company contributed $3,142,784 of antisera inventory for a 75 percent interest and the Sogery Trust contributed $1,000,000 of inventory for a 25 percent interest.

The note receivable from Sogery Trust had been written down to $493,100 in prior years due to decreases in the inventory valuations (as described in Note
F). Per mutual agreement between the parties no payments were ever made on this note.

E.     Formation of Subsidiaries

DIAGNOSTECH, INC.

In September 1998, the Company incorporated a new subsidiary named DiagnosTech, Inc. DTI was formed to develop and market clinical diagnostic products using immunologic and molecular biologic technologies to be purchased from AmTech Scientific, Inc. (ATS). The antisera inventory (previously held by Antisera Associates Ltd.) now valued at $1,550,000 was transferred to DTI from LAJD in exchange for a promissory note of $500,000, 5,000,000 shares of DTI, and a royalty agreement whereby LAJD receives 50% of gross profits made from the sale of antisera inventory. LAJD capitalized DTI with 6,082,500 shares of LAJD. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment and scientific technology from ATS in total valued at $1,072,313. This transaction is accounted for as a purchase. DTI raised $1,020,000 through a private placement increasing minority equity interest to 44 percent. The proceeds were used to fund DTI's internal operation costs and to market the test products internationally.

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI raised approximately $311,000 through a private placement for a 37 percent equity interest. The proceeds were used to fund NMI's internal operating costs and the development of markets for the products. Pursuant to the private placement, LAJD granted NMI a license and the right to receive from LAJD and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold by LAJD and its successors-in-interest.


<PAGE 21>

F.     Inventory

Inventory as of June 30, 1999 and 1998 is comprised of the following:

                                         1999               1998

     Antisera at original value      $4,150,579         $4,150,579

     Less Valuation reserve          (2,600,579)        (1,683,668)
                                      ---------          ---------
     Antisera products,
       net of reserve                 1,550,000          2,466,911

     Diagnostic test products           472,665               -

     Healthcare products                  3,688             14,730
                                      ---------          ---------
                                     $2,026,353         $2,481,641
                                      =========          =========

Upon dissolution of the Antisera partnership, La Jolla Diagnostics contributed the remaining antisera inventory to DTI. Prior to the transfer the inventory was written down by a valuation reserve of $2,600,579 of which $916,911 was established for the year ended June 30, 1999. Inventory stored by a principal stockholder valued at $292,784 was included in the valuation reserve established during the year. The Company also wrote off some of its diagnostic and healthcare products resulting in a total write off for the year of $950,542.

Because the Company expects to liquidate the antisera inventory within 5 years 20% has been classified as current and 80% as long term.

G.     Net Loss Per Common Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the years ended June 30, 1999 and 1998, the Company's common stock equivalents were antidilutive, and therefore, were not included in the computation of net loss per common share. The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995.

The Company has restated common stock to reflect the reverse stock split as a result of the merger. For the years ended June 30, 1994 through 1998, changes in stockholders' equity (deficit) reflect activity incurred during the development stage period.


<PAGE 22>

H.     Loans Payable:


Loans Payable as of June 30, 1999 and 1998 consist of the following:

                                                  1999            1998

Loans payable to shareholder,
  unsecured, with annual interest of
  10 percent, due on demand.                      $7,341         $ 7,341

Loan payable to a group of foreign
  investors, unsecured, with annual
  interest of 8 percent, due on demand.           30,250          31,000

Loan payable to unrelated parties,
  unsecured, with annual interest of 12%,
  due at various dates through January 1998
  note holders have option to convert at
  $1.00/share into shares of common stock
  of Nasal Mist, Inc.                               -             30,000

Loan payable to shareholder, unsecured,
  with annual interest rate of 10 percent,
  note holder has warrants attached with an
  exercise price of $0.20 per common share.       47,250           7,250

Loan payable to unrelated party, secured
  by inventory with prepaid interest of
  $2,000 and interest payments of $2,750 due
  and payable July 27, 1998.                        -             19,000

Loan payable to unrelated party, unsecured,
  with annual interest of 7%, due
  December 1998.                                    -             20,000

Loan payable to related party, unsecured,
  with no annual interest, due upon demand.        7,000            -
                                                 -------         -------
                                                $ 91,841        $114,591
                                                 =======         =======

I.     Leases:

The Company leases its office facilities under an operating lease that expires on May 31, 2000. The Company base rent under the lease is $3,220 per month. Office rental expense was $44,009 and $40,287 for 1999 and 1998 respectively. The Company also has a capital lease for equipment. The capital lease is included in capitalized equipment in the amount of $5,350 and is depreciated over five years.

The future minimum lease payments together with the present value of the net minimum lease payments under the capital lease at June 30, 1999 are as follows:


                                               Capital         Operating
     Year Ending June 30,                       Lease            Lease

          2000                                   1,534           35,240
          2001                                     767             -
                                                 -----           ------
     Total Minimum Lease Payments                2,301           35,240
     Less Amount representing interest            (267)
                                                 -----
     Present value of minimum lease payments     2,034
     Less current portion                       (1,418)
                                                 -----
     Long-term portion                           $ 616
                                                 =====


<PAGE 23>

J.     Income Taxes:

The provision for income taxes for the years ended June 30, 1999 and 1998 consists solely of the $800 minimum California franchise tax due for the Company and its subsidiaries.

Provision for income taxes is summarized as follows:

                          June 30, 1999     June 30, 1998

Current income taxes           $3,200            $4,000
Deferred income taxes            -                 -
                                -----             -----
Provision for income taxes     $3,200            $4,000
                                =====             =====

The Company's total deferred tax asset as of June 30, 1999 is as follows:

   Net operating loss carry-forwards    $933,000
   Valuation allowance                  (933,000)
                                         -------
         Net deferred tax asset         $   -
                                         =======

As of June 30, 1999, the Company had net operating loss carry-forwards totaling approximately $10,770,000 for federal and $3,498,300 for state, before any limitations. The carryforwards expire through 2014 for federal and 2004 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50 percent ownership change occurs within a three-year period, the net operating loss that can be used each year is limited. Therefore, the net operating loss carry-forward available has been limited to approximately $15,000 per year until they expire. Losses totaling $5,220,000 federal and $3,420,000 state generated after the merger, are not limited.

K.     Warrants and Options:

Warrants and options outstanding as of June 30, 1999 and 1998 consists of 3,408,150 and 3,277,350, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $1.00 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years after the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of $3,000 and $10,000 and were exercised during the years ended June 30, 1999 and June 30, 1998, respectively.


<PAGE 24>

L.     Export Sales:

The Company's operations consist of sales of products to domestic and foreign markets. Although the Company is considered a development stage enterprise, product sales have commenced. The breakdown of sales between foreign and domestic markets is as follows:

                                     1999               1998

     Domestic market               $ 61,968           $ 52,154

     Foreign market                   9,065             21,646
                                    -------            -------
                                   $ 71,033           $ 73,800
                                    =======            =======

M.     Related Party Transactions:

For the years ended June 30, 1999 and June 30, 1998 various shareholders and directors provided consulting and research and development activities and were compensated with S-8 Common Stock issuance's and S-8 stock options. This compensation amounted to $420,000 and $17,750 for the years ending June 30, 1999 and 1998, respectively. $312,000 of this amount pertained to shares of DTI issued to officers and directors as compensation for their efforts to form DTI.

N.     Going Concern:

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations. The Company has also been unsuccessful in marketing or selling significant amounts of the antisera inventory. In addition, the Company had negative cash flows from operations of $(589,042) for the year ended June 30, 1999. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities, create an uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being solved. The Company established DTI designed to market and process the sale of its antisera inventory. It intends to closeout its inventory of antisera (various reagents which contain antibodies against immunoglobulins) by reducing its current sale price in order to concentrate on the development of its proprietary diagnostic products, and the marketing and development of its ophthalmic solutions, and nasal sprays. The Company expects the continued closeout sale of antisera will create significant revenues and provide cash for working capital over the next three to five years.

The Company has numerous products that are in various stages of development and a few products are being actively marketed with limited revenues.

The Company continues to raise capital through the exercise of outstanding options, warrants and private placements.

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

O.     Subsequent Event:

On May 12, 1999, DTI engaged in a private placement offering $12,000,000 of convertible debentures. In July, 1999, this offering was changed to 400 units at $4,000,000. Each unit of convertible debenture is convertible at $1.25 a share. $414,000 has been raised subsequent to June 30, 1999. Syndication costs totaling $124,654 have been spent in order to raise this capital. As of the date of these financial statements none of the debentures have been converted into DTI common stock.


<PAGE 25>

PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and current position(s) of each director and executive officer of the Company are as set forth below:

      Name                 Age             Position

Donald Brucker              66     President, and Chief Executive
                                   Officer

Stephan C. Roberts          40     Vice President, and Director

Bruce Whitfield             37     Vice President, and Director

Robert A. Rist              53     Director

Thomas V. Cajka             47     Director

DONALD BRUCKER, O.D.

Dr. Brucker is a founder of the Company and currently serves as President, Chief Executive Officer and Chairman. Dr. Brucker has over 30 years experience in the medical products business. He was a founder and the Chief Executive Officer of Continuous Curve Contact Lenses, Inc., at one time the second largest manufacturer of contact lens products. Continuous Curve was recognized as an innovator in introducing new series of FDA approved contact lenses. As Chief Executive Officer of Continuous Curve, Mr. Brucker administered their public offering in 1977 and then the company's sale four years later to Revlon for more than $100,000,000. Following the acquisition, Dr. Brucker became President of Revlon Vision Care. From 1981 to 1982, Mr. Brucker served as Chief Executive Officer of Immunotech Pharmaceuticals (now known as Dura Pharmaceuticals). From 1982 to 1989 Dr. Brucker served as consultant for several healthcare and medical device companies. Dr. Brucker was instrumental in obtaining one of the first HIV diagnostic FDA approvals.

STEPHEN C. ROBERTS, M.D.

Dr. Roberts is a founder of the Company and currently serves as Vice President and Director. Prior to founding the Company, from 1995 through 1997, he was a
Principal of Maven Securities, Inc. in Minneapolis, Minnesota.   Prior to this,
from 1993 to 1995, he was self-employed and primarily managed real estate. In 1991, he was self-employed doing business as Talon and Associates, a consulting firm specializing in market evaluation and planning for medical device companies. Dr. Roberts received his Bachelor of Arts degree in 1985 from St. Olaf College in Northfield, Minnesota where he majored in chemistry and biology. He graduated from the University of Minnesota Medical School in 1991 and completed his medical internship at Bergen Pines County Hospital, an affiliate of the University of Medicine and Dentistry of New Jersey at Paramus, New Jersey.

BRUCE WHITFIELD, J.D.

Mr. Whitfield is a founder of the Company and currently serves as Vice President and Director. Prior to joining the Company, from 1990 to 1998, Mr. Whitfield was a founder and is a partner of the law firm of Debenon and Whitfield. He specializes in the practice of business transactional law and litigation. Mr. Whitfield has previously participated in the formation and development of several successful ventures including United Staffing Solutions and Bixel Financial, where in each case he continues presently as a board
member.   Mr. Whitfield is also currently serves on the board of the Los
Angeles Free Clinic and the Bresee Foundation.

ROBERT A. RIST

Mr. Rist serves as director. Before joining the board he had held a variety of positions in marketing and management. He previously headed the entire marketing effort for menswear for Sears Roebuck (a $1.5 billion annual revenue business), where he subsequently became a corporate officer and General Manager of its subsidiary, Sears Roebuck de Mexico. Mr. Rist later joined Coldwell Banker where, in 1996, he became President and CEO, Coldwell Banker Residential Affiliates. For the past five years he has been a trustee for the Burnham institute (formerly the La Jolla Cancer Research Institute), which is one of the ten Basic Science Cancer Centers in the nation, as designated by the National Cancer Institute.

THOMAS V. CAJKA

Mr. Cajka serves as director. He graduated from San Diego State University in 1978 with a B.A. in Business Administration and Accounting and became a Certified Public accountant. He began his career in the entertainment industry at the well-known firm of Gelfand, Rennert & Feldman and later moved to Breslauer, Jacobson & Rutman. Mr. Cajka worked in business management where he advised top-rated entertainers in their financial and business affairs. In 1986 Mr Cajka joined The Michael Mann Company. As producer and executive in charge of production, Mr. Cajka supervised the business affairs of the company and coordinated all activities of the film and television projects from budget preparation to negotiation of contracts to hiring.

All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws.


<PAGE 26>

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE CASH COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent four fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 1999.

SUMMARY COMPENSATION TABLE

Name and                   Annual Compensation           Long-term Compensation
Principal
Position           Fiscal   Salary  Bonus  Other   Stock    Warrants   Founders
                    Year                           Awards              Stock DTI

Donald Brucker,     1999   $96,000   $0     $0           0         0     500,000
President, and      1998   $96,000   $0     $0           0         0           0
Chief Executive     1997   $96,000   $0     $0           0         0           0
Officer             1996   $96,000   $0     $0           0         0           0
                    1995   $49,604   $0     $0   1,361,972   190,000           0

Stephen C. Roberts, 1999   $46,000   $0     $0           0         0     500,000
Vice President

Bruce Whitfield,    1999   $49,000   $0     $0           0         0     250,000
Vice President

STOCK AWARDS AND PERFORMANCE WARRANTS

As of the date of the Unified acquisition (April 17, 1995), each of the executive officers, directors, consultants, advisers, promoters and founders was issued Common Stock and granted a Common Stock performance warrant (collectively, the "Performance Warrants") by the Company to purchase the number of shares of Common Stock at any time prior to April 17, 2000 at the prices as set forth in the table below. The Common Stock and Performance Warrants were earned when issued and granted. The Company has entered into Stock Restriction Agreements with certain of the persons listed below.
Pursuant to the Stock Restriction Agreement, the Common Stock may not be transferred without the consent of the Company for a period of two years, and thereafter shall be subject to the resale restrictions as set forth in Paragraph (e)(1) of Rule 144 of the Rules and Regulations of the Securities and Exchange Commission. Further, pursuant to the Stock Restriction Agreement, such Common Stock is subject to forfeiture in the event the Shareholder is no longer affiliated with the Company as an officer, director, consultant or adviser upon payment by the Company to such Shareholder of the sum of $0.01 per share. The Performance Warrants are nontransferable and under the terms of certain Stock Restriction Agreements expire unless exercised by the warrant holder within 30 days after such holder is no longer affiliated with the Company as an officer, director, consultant or adviser.

COMPENSATION OF DIRECTORS

No director of the Company receives any cash compensation for his service as a director. Common Stock and Performance Warrants granted to directors are listed above. All directors, are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

EMPLOYMENT CONTRACTS

The Company has no employment contracts.


<PAGE 27>

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of September 30, 1999 (assuming the exercise of options and warrants exercisable within 60 days of the date hereof) by: (i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrants and options unexercised.

         Name and Address                Amount      Percent



     Stephan Roberts
     6542 Regency Lane #204
     Eden Prairie, MN  55344            2,750,000      14

     Donald Brucker (1)
     2838 Caminito Turnberry
     La Jolla, CA  92037                1,465,032       7

     Kenneth Brucker, as Trustee (2)
         of the A.K. Trust
     1782 D St.,Apt. 63
     Hayward, CA  94541                 1,263,832       6

     Bruce Whitfield
     12631 E. Imperial Hwy B202
     Santa Fe Springs, CA  90670        1,055,000       5

     Robert Buchner (3)
     713 N. Daisy Street
     Escondido, CA  92027                 932,395       5

     Robert A. Rist (4)
     322 Boca Del Canon
     San Clemente, CA  92672              300,000       1

     Tom V. Cajka
     3330 Second Avenue
     San Diego,  CA  92103                100,000       0

All directors and executive officers
     as a group (five individuals)      5,670,032      28

NOTES:
1.  Includes 1,263,832 shares owned of record by the A.K. Trust of which Mr. Brucker is a beneficiary and 200,700 shares subject to a Performance Warrant.
2.  Held as Trustee only, Kenneth Brucker disclaims any beneficial ownership.
3.  Includes   150,000 shares subject to Performance Warrants.
4.  Includes   200,000 shares subject to Performance Warrants.


<PAGE 28>

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

Date:  October 12, 1999              LA JOLLA DIAGNOSTICS, INC.

                                     By:  /S/  DON BRUCKER
                                     Don Brucker
                                     Chief Executive Officer


          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   Title                     Date

 /S/  DON BRUCKER         President, Director,         October 12, 1999
      Don Brucker         Chief Executive Officer

 /S/ STEPHAN ROBERTS
Stephan Roberts, M.D.     Vice President, Director     October 12, 1999

 /S/ BRUCE WHITFIELD
Bruce Whitfield           Vice President, Director     October 12, 1999

 /S/ ROBERT A. RIST
Robert A. Rist            Director                     October 12, 1999

 /S/ THOMAS V. CAJKA
Thomas V. Cajka           Director                     October 12, 1999