Form 10QSB
period 1999-09-30
LA JOLLA DIAGNOSTICS INC
filed 1999-11-12
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                        Commission File Number: 33-93132

                           La Jolla Diagnostics, Inc.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                California                                94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)


           1020 Prospect Street, Suite 210, La Jolla, California  92037
           ------------------------------------------------------------
               (Address of principal executive offices and zip code)

                                  (800) 454-6790
                                  --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30,1999, La Jolla Diagnostics, Inc. had 20,378,219 shares outstanding of the registrant's common stock, no par value.


<Page  1>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED SEPTEMBER 30, 1999


INDEX


                                                                        Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets as of September 30, 1999
     (unaudited) and June 30, 1999                                        3

     Condensed Consolidated Statements of Operations for the Three
     Months Ended September 30, 1999 and 1998 (unaudited)                 4

     Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended September 30, 1999 and 1998 (unaudited)                 5

     Notes to Condensed Consolidated Financial Statements (unaudited)   6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 11

PART II     OTHER INFORMATION                                            12

Item 1      Legal Proceedings - None

Item 2      Changes in Securities - None

Item 3      Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders -
            None

Item 5      Other Information - None

Item 6      Exhibits and Reports on Form 8-K - None

SIGNATURES                                                               12


<Page  2>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999
                          (A Development Stage Company)

                                            September 30,       June 30,
                                                1999              1999
                                             (unaudited)
                                             ----------       ----------
          ASSETS

CURRENT ASSETS:
Cash                                         $  199,922       $  208,555
Accounts receivable                                -                 207
Advances to officer                               6,554            6,670
Inventory - current portion                     785,638          786,353
Prepaid expenses                                 21,842           25,960
                                             ----------       ----------
          TOTAL CURRENT ASSETS                1,013,956        1,027,745

Property and equipment, net                      81,755           87,829
Inventory                                     1,240,000        1,240,000
Scientific technology                           503,684          512,830
Other assets                                      3,880            4,590
                                             ----------       ----------
                                             $2,843,275       $2,872,994
                                             ==========       ==========

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  160,881       $  237,214
Accrued expenses                                 52,835           27,892
Customer deposits                                   761              663
Lease obligations, current portion                1,418            1,418
Loans payable                                    73,943           91,841
                                             ----------       ----------
       TOTAL CURRENT LIABILITIES                289,838          359,028
                                             ----------       ----------

LONG TERM LIABILITIES:
Lease obligation, non-current portion               312              616
Minority interest                             1,466,923        1,227,937
                                             ----------       ----------
TOTAL LONG TERM LIABILITIES                   1,467,235        1,228,553
                                             ----------       ----------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
  shares authorized, 20,378,219 and
  20,338,219 shares issued & outstanding,
  respectively)                              13,306,623       13,302,264
Additional paid-in capital                      831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($6,641,149 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (13,051,668)     (12,848,098)
                                             ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                    1,086,202        1,285,413
                                             ----------       ----------
                                             $2,843,275        2,872,994
                                             ==========       ==========

  The accompanying notes are an integral part of these financial statements.


<Page  3>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                          (A Development Stage Company)


                                               For The Three Months Ended
                                                      September 30,
                                                1999                 1998
                                             (unaudited)          (unaudited)
                                            ------------         ------------

NET SALES                                   $      9,483         $     43,947

OPERATING EXPENSES
Cost of products sold                             18,525               11,409
Selling and administrative expenses              201,380               94,838
Research and development                             945               10,169
Consulting services                               52,559               39,075
Depreciation and amortization                     16,808                3,309
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         290,217              158,800

LOSS FROM OPERATIONS                            (280,734)            (114,853)

OTHER INCOME (EXPENSES)
Interest expense                                  (8,198)             (12,263)
Minority interest                                 85,362               11,630
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     77,164                 (633)

LOSS BEFORE INCOME TAXES                        (203,570)            (115,486)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (203,570)        $   (115,486)

NET LOSS PER COMMON SHARE                   $     (0.01)         $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,378,219           12,208,482

  The accompanying notes are an integral part of these financial statements.


<Page  4>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (A Development Stage Company)


                                                For The Three Months Ended
                                                      September 30,
                                                1999                 1998
                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (203,570)        $   (115,486)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   16,808               12,263
  Minority interest                              (85,362)             117,670
  Issuance of stock for services                  39,360               63,384

Changes in assets and liabilities
  (Increase) decrease in inventories                 715                1,576
  (Increase) decrease in accounts receivable         208              (10,033)
  (Increase) decrease in other assets              4,945               (7,112)
  Increase (decrease) in liabilities             (69,189)             (40,863)

NET CASH USED IN OPERATING ACTIVITIES           (296,085)              21,399

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               -                    (111)
  Capital expenditures for property and
    equipment                                     (1,589)                -
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES            (1,589)                (111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         289,345                 -
  Proceeds from notes payable, net                  -                  58,341
  Payments on capital lease obligations             (304)                (267)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       289,041               58,074

NET INCREASE (DECREASE) IN CASH                   (8,633)              79,362

CASH AT BEGINNING OF PERIOD                      208,555                1,307

CASH AT END OF PERIOD                       $    199,922         $     80,669

  The accompanying notes are an integral part of these financial statements.


<Page  5>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A Development Stage Company)


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the operating results for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 1999.

B.          INVENTORIES:

       Inventories as of September 30, 1999 and June 30, 1999 are comprised of the following:

                                    September 30, 1999     June 30, 1999
                                         unaudited
                                       ------------         ------------
     Antisera at original value        $       -              $4,150,579
     Less Valuation reserve                    -              (2,600,579)
                                       ------------         ------------
     Antisera products, net               1,550,000            1,550,000
     Diagnostic test products               472,025              472,665
     Healthcare products                      3,613                3,688
                                       ------------         ------------
                                       $  2,025,638         $  2,026,353
                                       ============         ============

C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month periods ended September 30, 1999 and 1998, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which was required to be adopted on March 31, 1999. The Company is currently using this method to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the three month periods ended September 31, 1999 and 1998. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.


<Page  6>


D.          RELATED PARTY TRANSACTIONS:

During the three months ended September 30, 1999 and 1998, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the three months ended
September 30, 1999 and 1998, the Company recognized research and development of $945 and $10,169 and consulting expenses of $52,559 and $39,075, respectively.

E.          SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest and Income Taxes Paid

Cash paid for interest and income taxes for the three months ended September 30, 1999 and 1998 (unaudited) were as follows:

                           September 30, 1999   September 30, 1998
                           ------------------   ------------------
       Interest              $      8,198         $      3,275
       Income taxes          $       -            $       -

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

            FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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


<Page  7>


            LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales may not generate the necessary capital to fully support development of the Company's products through June of 2000 and the Company will continue to employ use of equity financing to allow the Company to
continue its operations.   The Company anticipates that the proceeds from
conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance working capital.

On September 16, 1998, the Company, through a newly formed subsidiary, DiagnosTech, Inc. (DTI), purchased the assets and technology of AmTech Scientific, Inc. (ATS), a privately held diagnostic company. These assets include a proprietary, patent pending diagnostic test for active tuberculosis
(TB), HIV I and II, H. Pylori, and Hepatitis B. The accuracy and efficacy of the test has been confirmed in separate clinical trials, and is currently approved for sale and distribution in several countries with approvals pending in others.

On May 11, 1999, the Company completed a 504 Reg. D stock offering for $1 million of its subsidiary, DTI.

On May 12, 1999, DTI engaged in a private placement offering $12,000,000 of convertible debentures. In July, 1999, this offering was changed to 400 units at $4,000,000. Each unit of convertible debenture is convertible at $1.25 a share. $414,000 has been raised subsequent as of September 31, 1999. Syndication costs totaling $124,654 have been spent in order to raise this capital. As of the date of these financial statements none of the debentures have been converted into DTI common stock. The proceeds are being used for working capital with an emphasis on increasing manufacturing capabilities and the expansion of marketing and sales efforts related to the products acquired by DTI.


            RESULTS OF OPERATIONS.

GENERALLY. With the formation of its subsidiary, DTI, and the funding of sufficient working capital, the Company has reorganized its operational structure. All diagnostic product operations are now the responsibility of the subsidiary, while the Company will concentrate on the nutraceutical and over-the-counter (OTC) healthcare products and related technologies.

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

The Company believes that with its business objectives in place, and through recent and future funding and projected revenues, the Company should be able to enact upon its future growth plan.


<PAGE  8>


            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                           For The Three Months Ended
                                   September 30, 1999      September 30, 1998
                                   ------------------      ------------------
        Revenues                       $    9,483              $   43,947
        Cost of products sold             (18,525)                (11,409)
        Other operating expenses         (271,692)               (147,391)
        Loss from operations             (280,734)               (114,853)
        Net loss                       $ (203,570)             $ (115,486)

The Company experienced a net loss of $203,570 for the three month period ending September 30, 1999, compared with a net loss of $115,486 for the same period ending September 30, 1998. On a consolidated basis, the Company had sales totaling $9,483 for the three months ended September 30, 1999, compared with $43,947 in sales for the Company for the same period ending September 30, 1998. Cost of product sales and operating expenses for the three months ended September 30, 1999 were $290,217, compared to $158,800 for the three months ended September 30, 1998.

            FINANCIAL RESOURCES

At September 30, 1999, the Company had current assets of $1,013,956 which includes inventory of $3,613 healthcare products, $472,025 diagnostic products, $310,000 in current antisera inventory and $21,842 in prepaid expenses.

            DIAGNOSTECH, INC.

In September 1998, the Company incorporated a new subsidiary named DiagnosTech, to develop and market clinical diagnostic products using immunologic and molecular biologic technologies. DTI has raised $1,434,000 through private placements increasing the minority equity interest (the percentage not owned by La Jolla Diagnostics, Inc.) to 45 percent. The proceeds were used to fund DTI's internal operation costs, increase production capabilities and to market the test products internationally.

            RESEARCH AND DEVELOPMENT

The research and development activities being performed by the Company are designed to discover and screen potential consumer health care and diagnostic products.

Healthcare & Nutraceutical Products

The Company has begun to use a new proprietary technology, which it believes is superior to the former technology in the formulation of its health care products. The thrust of this technology is to maximize product biological effectiveness and stability. These technological changes are being used with all the Company's healthcare products including Living Water Eye Lotion and patent pending Feverfew Nasal Mist, both of which were extremely well received as previously formulated.

The company is now in the process of re-introducing an expanded product line with improved stability and new packaging. The stability is of particular importance, as it impacts on the shelf life, and method of shipping the products.


<PAGE  9>


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

The Company feels that the product will prove much more successful in the market place with its new enhanced stability.

MIGRASPRAY(TM) (currently being marketed)

MigraSpray(TM), a sublingual oral spray, very similar to Feverfew Nasal Mist, which can be mentioned for possible use with migraine headaches because it is classified as a nutritional supplement. It too should prove to be more successful in the market place with its increased stability.

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

     "Eye lubricants," "Artificial Tears," and "Lens Lubricants," that contain ingredients which increase fluid viscosity in an attempt to relieve eye dryness or re-wet contact lenses.

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

OPTOPET EYE WASH(TM) (currently being marketed)

OptoPet Eye Wash(TM) is for cleansing the eyes of dogs and cats, removing mucous which causes fur stains beneath the eyes (a major problem in certain breeds).


<PAGE 10>


Diagnostic Products

La Jolla Diagnostics' subsidiary, DiagnosTech, Inc. is developing and marketing clinical diagnostic products using immunologic and molecular biologic technologies.

RAPID DIAGNOSTIC PRODUCTS

DiagnosTech has a line of products that now consists of nine self-contained, rapid, point-of-care diagnostics test for:

     Active M. tuberculosis (TB) disease
     HIV I and II (AIDS) infection using serum/plasma
     HIV I and II (AIDS) infection using whole blood
     HIV I and II (AIDS) infection using saliva
     H. pylori infection (the causative agent in over 90% of ulcers)
     Hepatitis B (HBsAg)
     Pregnancy
     Trypanasoa cruzi infection (Chagas disease: a common parasitic infection) Toxoplasma gondii infection (a common infection among AIDS patients)

The Company believes each of these diagnostic products to be uniquely advantageous secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no equivalent in the marketplace. Each test requires only a very small sample of the patient's blood, serum, urine, or saliva, as the case may be. Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semi-skilled technician, or by the patients themselves. They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

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

DiagnosTech has begun to receive orders for its products, particularly the TB and HIV Rapid Tests.

ANTISERA

DiagnosTech is marketing the antisera from La Jolla Diagnostics. The inventory consists of high quality, purified antibodies, which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes. DiagnosTech is in a position to market it aggressively.

MYOCARDIAL INFARCTION PREDICTOR

La Jolla Diagnostics has been working on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people.
This product has been transferred to DiagnosTech to market as an inexpensive test, which would be used, for screening purposes. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition, which may be ameliorated by, changes in living conditions and life style.


<Page 11>



PART II     OTHER INFORMATION

            None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 10, 1999         LA JOLLA DIAGNOSTICS, INC.

                                 By:   /s/ Don Brucker
                                 --------------------------
                                        Don Brucker

                                 President, and Chief Executive Officer


<Page 12>