Form 10QSB
period 1999-12-31
LA JOLLA DIAGNOSTICS INC
filed 2000-02-15
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2000 La Jolla Diagnostics, Inc. had 20,378,219 shares outstanding of the registrant's common stock, no par value.


-------------------------------------------------------------------------------
<Page  1>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 1999


INDEX


                                                                        Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets as of December 31, 1999
     (unaudited) and June 30, 1999                                        2

     Condensed Consolidated Statements of Operations for the Six
     Months Ended December 31, 1999 and 1998 (unaudited)                  3

     Condensed Consolidated Statements of Operations for the Three
     Months Ended December 31, 1999 and 1998 (unaudited)                  4

     Condensed Consolidated Statements of Cash Flows for the Six
     Months Ended December 31, 1999 and 1998 (unaudited)                  5

     Notes to Condensed Consolidated Financial Statements (unaudited)   6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 11

PART II     OTHER INFORMATION

Item 1      Legal Proceedings - None                                     12

Item 2      Changes in Securities - None                                 12

Item 3      Defaults Upon Senior Securities - None                       12

Item 4      Submission of Matters to a Vote of Security Holders -
            None                                                         12

Item 5      Other Information - None

Item 6      Exhibits and Reports on Form 8-K - Exhibit 17.2              13

SIGNATURES                                                               14


-------------------------------------------------------------------------------
<Page  2>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 1999
                          (A Development Stage Company)

                                             December 31,       June 30,
                                                1999              1999
                                             (unaudited)
                                             ----------       ----------
          ASSETS

CURRENT ASSETS:
Cash                                         $   37,121       $  208,555
Accounts receivable                               4,364              207
Advances to officer                               6,658            6,670
Inventory - current portion                     784,285          786,353
Prepaid expenses                                 19,483           25,960
                                             ----------       ----------
          TOTAL CURRENT ASSETS                  851,911        1,027,745

Property and equipment, net                      84,987           87,829
Inventory                                     1,240,000        1,240,000
Scientific technology                           494,585          512,830
Other assets                                      3,880            4,590
                                             ----------       ----------
                                             $2,675,363       $2,872,994
                                             ==========       ==========

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  144,086       $  237,214
Accrued expenses                                 28,595           27,892
Customer deposits                                   663              663
Lease obligations, current portion                1,628            1,418
Loans payable                                    70,757           91,841
                                             ----------       ----------
       TOTAL CURRENT LIABILITIES                245,729          359,028
                                             ----------       ----------

LONG TERM LIABILITIES:
Lease obligation, non-current portion              -                 616
Minority interest                             1,467,738        1,227,937
                                             ----------       ----------
TOTAL LONG TERM LIABILITIES                   1,467,738        1,228,553
                                             ----------       ----------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
shares authorized, 20,378,219 and
20,338,219 shares issued & outstanding,
respectively)                                13,306,873       13,302,264
Additional paid-in capital                      831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($6,765,705 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (13,176,224)     (12,848,098)
                                             ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                      961,896        1,285,413
                                             ----------       ----------
                                             $2,675,363        2,872,994
                                             ==========       ==========

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  3>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                          (A Development Stage Company)


                                                 For The Six Months Ended
                                                       December 30,
                                                1999                 1998
                                             (unaudited)          (unaudited)
                                            ------------         ------------

NET SALES                                   $     30,423         $     49,962

OPERATING EXPENSES
Cost of products sold                             65,843               21,166
Selling and administrative expenses              283,749              230,931
Research and development                           5,072               20,128
Consulting services                              104,091               39,425
Depreciation and amortization                     33,509                6,618
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         492,264              318,268

LOSS FROM OPERATIONS                            (461,842)            (268,306)

OTHER INCOME (EXPENSES)
Interest expense                                  (8,981)             (16,076)
Minority interest                                142,697               41,499
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                    133,716               25,423

LOSS BEFORE INCOME TAXES                        (328,126)            (242,883)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (328,126)        $   (242,883)

NET LOSS PER COMMON SHARE                   $     (0.02)         $     (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,232,049           12,282,749

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  4>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                          (A Development Stage Company)


                                               For The Three Months Ended
                                                       December 31,
                                                1999                 1998
                                             (unaudited)          (unaudited)
                                            ------------         ------------

NET SALES                                   $     20,940         $      6,015

OPERATING EXPENSES
Cost of products sold                             47,318                9,757
Selling and administrative expenses               82,369              136,092
Research and development                           4,127                9,959
Consulting services                               51,533                  350
Depreciation and amortization                     16,701                3,309
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         202,048              159,467

LOSS FROM OPERATIONS                            (181,108)            (153,452)

OTHER INCOME (EXPENSES)
Interest expense                                    (783)              (3,813)
Minority interest                                 57,335               29,868
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     56,552               26,055

LOSS BEFORE INCOME TAXES                        (124,556)            (127,397)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (124,556)        $   (127,397)

NET LOSS PER COMMON SHARE                   $     (0.01)         $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,232,049           12,614,039

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  5>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (A Development Stage Company)


                                                 For The Six Months Ended
                                                       December 31,
                                                1999                 1998
                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (328,126)        $   (242,883)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   31,880                6,618
  Minority interest                             (142,697)             168,802
  Issuance of stock for services                  39,360               63,384

Changes in assets and liabilities
  (Increase) decrease in inventories               2,068               (1,000)
  (Increase) decrease in accounts receivable      (4,156)              (7,803)
  (Increase) decrease in other assets              7,200               (5,735)
  Increase (decrease) in liabilities            (113,509)             (19,656)

NET CASH USED IN OPERATING ACTIVITIES           (179,854)             204,610

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               -                   1,246
  Capital expenditures for property and
    equipment                                    (10,793)                -
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES           (10,793)               1,246

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         347,745                 -
  Proceeds from notes payable, net                  -                  57,991
  Payments on capital lease obligations             (406)                (544)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       347,339               57,447

NET INCREASE (DECREASE) IN CASH                 (171,434)              20,420

CASH AT BEGINNING OF PERIOD                      208,555                1,307

CASH AT END OF PERIOD                       $     37,121         $     21,727

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  6>


                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A Development Stage Company)


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The results of operations for the six month period ended December 31, 1999 are not necessarily indicative of the operating results for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1999.

B.          INVENTORIES:

       Inventories as of December 31, 1999 and June 30, 1999 are comprised of the following:

                                     December 31, 1999     June 30, 1999
                                         unaudited
                                       ------------         ------------
     Antisera at original value        $       -              $4,150,579
     Less Valuation reserve                    -              (2,600,579)
                                       ------------         ------------
     Antisera products, net               1,541,586            1,550,000
     Diagnostic test products               464,829              472,665
     Healthcare products                     17,870                3,688
                                       ------------         ------------
                                       $  2,024,285         $  2,026,353
                                       ============         ============

C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the six month period ended December 31, 1999 and 1998, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting
Standards No. 128, "Earnings per Share," (SFAS 128) which was required to be adopted on March 31, 1999. The Company is currently using this method to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the six month period ended December 31, 1999 and 1998. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.


-------------------------------------------------------------------------------
<Page  7>


D.          RELATED PARTY TRANSACTIONS:

During the six months ended December 31, 1999 and 1998, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the six months ended
December 31, 1999 and 1998, the Company recognized research and development of $5,072 and $20,128 and consulting expenses of $104,091 and $39,425, respectively.

E.          SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest and Income Taxes Paid

Cash paid for interest and income taxes for the six months ended
December 31, 1999 and 1998 (unaudited) were as follows:

                            December 31, 1999    December 31, 1998
                           ------------------   ------------------
       Interest              $      9,126         $        315
       Income taxes          $       -            $       -

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


-------------------------------------------------------------------------------
<Page  8>


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

Subsequently, DTI engaged in a private placement offering of $4,000,000 of convertible debentures. Each unit of convertible debenture is convertible at $1.25 a share. $571,000 has been raised as of December 31, 1999. As of the date of these financial statements none of the debentures have been converted into DTI common stock. The proceeds are being used for working capital with an emphasis on increasing manufacturing capabilities and the expansion of marketing and sales efforts related to the products acquired by DTI.


            RESULTS OF OPERATIONS.

GENERALLY. With the formation of its subsidiary, DTI, the Company has reorganized its operational structure. All diagnostic product operations are now the responsibility of the subsidiary, while the Company will concentrate on the nutraceutical and over-the-counter (OTC) healthcare products and related technologies.

To achieve these objectives, the Company is using an improved technology in formulation and is beginning to aggressively market its products to new and larger distributors and through a greatly expanded internet presence.

In addition, the Company hopes to see results from the licensing of proprietary technology used in the formulation of its pharmaceutical products in the near future.

The Company believes that because of the quality of its existing products and other products being developed, with its business objectives in place, and through recent and future funding and projected revenues, it should be able to enact upon its future growth plans, in the near future.


-------------------------------------------------------------------------------
<PAGE  9>


            FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                            For The Six Months Ended
                                    December 31, 1999       December 31, 1998
                                   ------------------      ------------------
        Revenues                       $   30,423              $   49,962
        Cost of products sold             (65,843)                (21,166)
        Other operating expenses         (426,421)               (290,484)
        Loss from operations             (461,842)               (268,306)
                                       ----------              ----------
        Net loss                       $ (328,126)             $ (242,883)
                                       ==========              ==========


The Company experienced a net loss of $328,126 for the six month period ending December 31, 1999, compared with a net loss of $242,883 for the same period ending December 31, 1998. On a consolidated basis, the Company had sales totaling $30,423 for the six months ended December 31, 1999, compared with $49,962 in sales for the Company for the same period ending December 31, 1998. Cost of product sales and operating expenses for the six months ended December 31, 1999 were $492,264, compared to $318,268 for the six months ended December 31, 1998.

            FINANCIAL RESOURCES

At December 31, 1999, the Company had current assets of $851,911 which includes inventory of $17,870 healthcare products, $464,829 diagnostic products, $301,586 in current antisera inventory and $19,483 in prepaid expenses.

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

Healthcare & Nutraceutical Products

The Company has begun to use a new proprietary technology, which it believes is superior to the former technology in the formulation of its health care products. The thrust of this technology is to maximize product biological effectiveness and stability. This stability is of particular importance, as it impacts on the shelf life, and the method of shipping the products. These technological changes are being used with all the Company's healthcare products including the re-introduction of Living Water Eye Lotion and MigraSpray with feverfew, both of which have been extremely well received by those who are using them.

The company is also in the process of introducing and re-introducing several other products to its expanded product line


-------------------------------------------------------------------------------
<PAGE 10>


PRODUCTS NOW BEING MARKETED

MIGRASPRAY(TM)

MigraSpray(TM) is a dietary supplement, containing the herb feverfew, designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes excellent absorption. Feverfew is the common name for Tanacetum Parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions including migraine and other headaches.
The product has been processed by a proprietary technology to enhance the bio-effectiveness of the solution. The shelf life of MigraSpray is 2 years. A bottle will last the average user 3 months. The Company believes, because the product is a dietary supplement, recent FDA policy changes will allow fuller disclosure of MigraSpray's potential uses.

LIVING WATER EYE LOTION(TM)

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

OTHER PRODUCTS

The Company plans to be introducing several additional products with a wide range of diet supplement uses in the very near future.


-------------------------------------------------------------------------------
<PAGE 11>


Diagnostic Products

La Jolla Diagnostics' subsidiary, DiagnosTech, Inc. was organized to develope and market clinical diagnostic products using immunologic and molecular biologic technologies.

RAPID DIAGNOSTIC PRODUCTS

DiagnosTech has been developing several self-contained, rapid, point-of-care diagnostics test. Including tests for:

     Active M. tuberculosis (TB) disease
     HIV I and II (AIDS) infection using serum/plasma
     HIV I and II (AIDS) infection using whole blood
     H. pylori infection (the causative agent in over 90% of ulcers)
     Hepatitis B (HBsAg)
     Pregnancy
     Trypanasoa cruzi infection (Chagas disease: a common parasitic infection) Toxoplasma gondii infection (a common infection among AIDS patients)

The Company believes these diagnostic products to be advantageous secondary to certain proprietary technology, know-how, and formulations employed by the Company, and that the TB test in particular has no equivalent in the marketplace. Each test requires only a very small sample of the patient's blood, serum, urine, or saliva, as the case may be. Each test gives an accurate result in 1 to 5 minutes. These tests can easily be performed by any healthcare worker, semi-skilled technician, or by the patients themselves. They are extremely rugged, require no refrigeration, and have a shelf life of 12 to 18 months. No special equipment is required to perform any test. Each test addresses a large and growing market both domestically and internationally.

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

DiagnosTech has received a great deal of interest for its products, particularly the TB and HIV Rapid Tests. The Company has also been working with international distributors to have the products marketed in bulk in several countries, including China. In addition, recently the Company has been in contact with large domestic diagnostic companies that are interested in the rapid diagnostic test for TB.

ANTISERA

DiagnosTech also has a large inventory of anti-sera. This inventory consists of high quality, purified antibodies, which are needed for basic research and clinical immunological assays. The primary users of these antisera products include universities and other research facilities, clinical diagnostic laboratories, hospitals and clinics, where certain antibody reagents are used in large volumes.

MYOCARDIAL INFARCTION PREDICTOR

La Jolla Diagnostics has done some work on a novel method of identifying risk factors for myocardial infarction among a certain subset of mature people. This product has been transferred to DiagnosTech who, time and capital permitting, hopes to develop a practical test. Those with this risk factor are several times more likely to experience morbidity or mortality from a condition, which may be ameliorated by, changes in living conditions and life style.


-------------------------------------------------------------------------------
<Page 12>


                     LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                            PART II     OTHER INFORMATION



LEGAL PROCEEDINGS

            None


CHANGES IN SECURITIES

            None


DEFAULTS UPON SENIOR SECURITIES

            None


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


OTHER INFORMATION

            None


-------------------------------------------------------------------------------
<Page 13>


                     LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                     Exhibit 17.2


The Registrant has announced that a letter of resignation from the board of directors has been received from Bruce Whitfield, and Bob Rist.


-------------------------------------------------------------------------------
<Page 14>


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 14, 2000         LA JOLLA DIAGNOSTICS, INC.

                                 By:   /s/ Don Brucker
                                 --------------------------
                                        Don Brucker
                                 Chief Executive Officer


-------------------------------------------------------------------------------