Form 10QSB
period 2000-03-31
LA JOLLA DIAGNOSTICS INC
filed 2000-05-15
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                        Commission File Number: 33-93132

                           La Jolla Diagnostics, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                California                                94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)

           7855 Ivanhoe Avenue, Suite 322, La Jolla, California  92037
           -----------------------------------------------------------
               (Address of principal executive offices and zip code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 10, 2000 La Jolla Diagnostics, Inc. had 20,777,514 shares outstanding of the registrant's common stock, no par value.


-------------------------------------------------------------------------------
<Page  1>
                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED MARCH 31, 2000

INDEX

                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

     Condensed Consolidated Balance Sheets as of March 31, 2000
        (unaudited) and June 30, 1999                                     3
     Condensed Consolidated Statements of Operations for the Nine
        Months Ended March 31, 2000 and 1999 (unaudited)                  4
     Condensed Consolidated Statements of Operations for the Three
        Months Ended March 31, 2000 and 1999 (unaudited)                  5
     Condensed Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2000 and 1999 (unaudited)                  6

     Notes to Condensed Consolidated Financial Statements (unaudited)   7 - 8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9 - 11

SIGNATURES                                                               12

PART II     OTHER INFORMATION

Item 1      Legal Proceedings - None

Item 2      Changes in Securities - None

Item 3      Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders -
            None

Item 5      Other Information - None

Item 6      (a)  Exhibits

                 Ex. 10  Purchase agreement dated as of
                         March 20, 2000 between DiagnosTech, Inc.,
                         a subsidiary of La Jolla Diagnostics, Inc.,
                         and Meridian Diagnostics, Inc.                13 - 31

            (b)  Reports on Form 8-K - None


-------------------------------------------------------------------------------
<Page  2>
                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2000 AND JUNE 30, 1999
                          (A Development Stage Company)

                                              March 31,        June 30,
                                                2000             1999
                                             (unaudited)
                                             ----------       ----------
          ASSETS
CURRENT ASSETS:
Cash                                         $  163,218       $  208,555
Accounts receivable                               3,060              207
Advances to officer                               6,658            6,670
Inventory - current portion                     783,196          786,353
Prepaid expenses                                 13,322           25,960
                                             ----------       ----------
          TOTAL CURRENT ASSETS                  969,454        1,027,745

Property and equipment, net                      87,388           87,829
Inventory                                     1,240,000        1,240,000
Scientific technology                           485,485          512,830
Other assets                                      3,771            4,590
                                             ----------       ----------
                                             $2,786,098       $2,872,994
                                             ==========       ==========

  LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                             $  185,814       $  237,214
Accrued expenses                                 35,920           27,892
Customer deposits                                   663              663
Lease obligations,
  current portion (Note I)                        1,224            1,418
Loans payable (Note H)                           73,007           91,841
                                             ----------       ----------
       TOTAL CURRENT LIABILITIES                296,628          359,028
                                             ----------       ----------

LONG TERM LIABILITIES:
Lease obligation,
  non-current portion (Note I)                     -                 616
Minority interest                             1,434,284        1,227,937
                                             ----------       ----------
TOTAL LONG TERM LIABILITIES                   1,434,284        1,228,553
                                             ----------       ----------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
  shares authorized, 20,440,082 and
  20,378,219 shares issued & outstanding,
  respectively)                              13,576,136       13,302,264
Additional paid-in capital                      831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($6,949,254 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)(Note B)                     (13,352,197)     (12,848,098)
                                             ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                    1,055,186        1,285,413
                                             ----------       ----------
                                             $2,786,098        2,872,994
                                             ==========       ==========

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  3>
                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (A Development Stage Company)

                                                For The Nine Months Ended
                                                        March 31,
                                                2000                 1999
                                             (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     59,548         $     56,182

OPERATING EXPENSES
Cost of products sold                             72,439               23,125
Selling and administrative expenses              445,623              365,652
Research and development                           9,822               29,600
Consulting services                              154,791               39,425
Depreciation and amortization                     50,633               16,428
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         733,308              474,230

LOSS FROM OPERATIONS                            (673,760)            (418,048)

OTHER INCOME (EXPENSES)
Interest expense                                  (9,960)             (19,751)
Minority interest                                179,621               80,242
Loss on settlement of debt                          -                 (25,000)
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                    169,661               35,491

LOSS BEFORE INCOME TAXES                        (504,099)            (382,557)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (504,099)        $   (382,557)

NET LOSS PER COMMON SHARE                   $     (0.02)         $     (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,440,082           14,231,304

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  4>
                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                          (A Development Stage Company)

                                               For The Three Months Ended
                                                       March 31,
                                                2000                 1999
                                             (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     29,126         $      6,220

OPERATING EXPENSES
Cost of products sold                              6,596                1,956
Selling and administrative expenses              161,874              134,724
Research and development                           4,750                9,472
Consulting services                               50,700                 -
Depreciation and amortization                     17,124                9,810
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         241,044              155,962

LOSS FROM OPERATIONS                            (211,918)            (149,742)

OTHER INCOME (EXPENSES)
Interest expense                                    (979)              (3,675)
Minority interest                                 36,924               38,743
Loss on settlement of debt                          -                 (25,000)
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     35,945               10,068

LOSS BEFORE INCOME TAXES                        (175,973)            (139,674)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (175,973)        $   (139,674)

NET LOSS PER COMMON SHARE                   $     (0.01)         $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,440,082           19,858,206

  The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------
<Page  5>

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (A Development Stage Company)

                                                For The Nine Months Ended
                                                        March 31,
                                                2000                 1999
                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $   (504,099)        $   (382,557)
Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   48,959               16,428
  Minority interest                             (176,151)             119,059
  Issuance of stock for services                  39,360               75,300

Changes in assets and liabilities
  (Increase) decrease in inventories               3,157                  140
  (Increase) decrease in accounts receivable      (2,852)              (1,140)
  (Increase) decrease in other assets             13,516               24,305
  Increase (decrease) in liabilities             (62,204)             (51,209)

NET CASH USED IN OPERATING ACTIVITIES           (640,316)              19,079

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               -                      38
  Capital expenditures for property and
    equipment                                    (21,218)              (6,182)
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES           (21,218)              (6,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         617,008                3,000
  Proceeds from notes payable, net                  -                  47,932
  Payments on capital lease obligations             (811)                (829)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       616,197               50,103

NET INCREASE (DECREASE) IN CASH                  (45,337)              63,038

CASH AT BEGINNING OF PERIOD                      208,555                1,307

CASH AT END OF PERIOD                       $    163,218         $     64,345

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


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999. The results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of the operating results for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 1999.


B.          INVENTORIES:

       Inventories as of March 31, 2000 and June 30, 1999 are comprised of the following:
                                      March 31, 2000       June 30, 1999
                                         unaudited
                                       ------------         ------------
     Antisera at original value        $       -              $4,150,579
     Less Valuation reserve                    -              (2,600,579)
                                       ------------         ------------
     Antisera products, net               1,541,586            1,550,000
     Diagnostic test products               464,829              472,665
     Healthcare products                     16,781                3,688
                                       ------------         ------------
                                       $  2,023,196         $  2,026,353
                                       ============         ============


C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the nine month period ended March 31, 2000 and 1999, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which was required to be adopted on March 31, 2000. The Company is currently using this method to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the nine month period ended March 31, 2000 and 1999. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.


-------------------------------------------------------------------------------
<Page  7>

D.          RELATED PARTY TRANSACTIONS:

During the nine months ended March 31, 2000 and 1999, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the nine months ended
March 31, 2000 and 1999, the Company recognized research and development of $9,822 and $29,600 and consulting expenses of $154,791 and $39,425, respectively.


E.          SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest and Income Taxes Paid

Cash paid for interest and income taxes for the nine months ended
March 31, 2000 and 1999 (unaudited) were as follows:

                             March 31, 2000       March 31, 1999
                           ------------------   ------------------
       Interest              $      9,960         $     19,751
       Income taxes          $       -            $       -


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

            FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

During the quarter ending March 31, 2000, La Jolla Diagnostics, Inc. received capital for the exercise of options amounting to $211,083.

Subsequent to the March 31, 2000 quarter end the company has received additional capital for the exercise of options. The amount of $194,800 has been received prior to May 15, 2000.


            RESULTS OF OPERATIONS.

GENERALLY. The Company and Meridian Diagnostics, Inc. Cincinnati, Ohio, (Nasdaq:KITS) signed an agreement for a cash payment and future royalties for a unique rapid blood test for active tuberculosis disease from the DiagnosTech subsidiary of La Jolla Diagnostics. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. This ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy. Meridian and La Jolla have further agreed to cooperate in defining future product improvements and opportunities.

La Jolla, through its subsidiary DiagnosTech, Inc. intends to aggressively pursue the development and marketing of its other diagnostic tests and assets.

The parent company, La Jolla is now concentrating on the development and marketing of its dietary supplements, over-the-counter (OTC) healthcare products and related technologies.

To achieve these objectives, the Company is using an improved technology in formulation, and is beginning to aggressively market its products to a new and larger audience including the use of a greatly expanded internet presence.

The company has launched a major internet health portal, www.NatureWell.com, which will not accept any advertising in its editorial section. It will rely on its virtual store for revenue.

The "store" will serve not only users of our health portal, but will also receive orders from and send information to distributors, representatives and retailers in the "bricks and mortar" world. The Company believes that, especially with a number of new products scheduled for introduction over the next 30 days, the entire product line will become increasingly attractive to retailers and other re-sellers. Because we retain exclusive control over internet sales of our products, retailers will be assured that there is no discounted source available on the internet.

The company's board of directors has approved changing the company's name from La Jolla Diagnostics, Inc. to NatureWell.com, Inc.

The proposed name change is subject to shareholder approval, which will be sought at the company's 2000 Annual Meeting. Upon such approval, the company will immediately file with the NASD for a new ticker symbol.

This action constitutes a proposed name change of the company only. Each share of La Jolla Diagnostics, Inc. (OTCC:LAJD) will equal one share of NatureWell.com, Inc.

The Company believes that because of the quality of its existing products and other products being developed, with its business objectives in place, and through recent and future funding and projected revenues, and it will begin to achieve it's goals before the end of its fiscal year (June 30, 2000).


-------------------------------------------------------------------------------
<PAGE  9>

            FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                            For The Nine Months Ended
                                     MARCH 31, 2000          MARCH 31, 1999
                                   ------------------      ------------------
        Revenues                       $   59,548              $   56,182
        Cost of products sold             (72,439)                (23,125)
        Other operating expenses         (660,869)               (451,105)
                                       ----------              ----------
        Loss from operations             (673,760)               (418,048)

        Net loss                       $ (504,099)             $ (382,557)
                                       ==========              ==========

The Company experienced a net loss of $504,099 for the nine month period ending March 31, 2000, compared with a net loss of $382,557 for the same period ending March 31, 1999. On a consolidated basis, the Company had sales totaling $59,548 for the nine months ended March 31, 2000, compared with $56,182 in sales for the Company for the same period ending
March 31, 1999. Cost of product sales and operating expenses for the nine months ended March 31, 2000 were $72,439 compared to $23,125 for the nine months ended March 31, 1999.

            FINANCIAL RESOURCES

At March 31, 2000, the Company had current assets of $969,454 which includes inventory of $16,781 healthcare products, $464,829 diagnostic products, $301,586 in current antisera inventory and $13,322 in prepaid expenses.

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

The company is also in the process of introducing several other products to its expanded product line


-------------------------------------------------------------------------------
<PAGE 10>

NatureWell.com Health Portal

The NatureWell.com health portal is expected to be the most interactive health portal on the Internet. Users are able to contribute their insights, experience and knowledge in any one of approximately 400 categories.

Additional features, unique to the NatureWell.com health portal and provided as a means of bolstering community and encouraging collaboration among users include: Internet-based bookmark storage, "neighbor-to-neighbor" wherein users can present their opinions and experiences with various health-related goods and services, the ability to build a personal homepage on the site, and other tools.

The commerce section of the web site includes a store, wherein the unique and proprietary NatureWell products are, of course, prominently featured. The store will also carry an expanding line of third-party products, on which the Company expects to receive approximately 50% or better gross margin. The commerce section also includes a classified/auction section where individuals and merchants can offer products for sale.

PRODUCTS NOW BEING MARKETED

MIGRASPRAY(TM)

MigraSpray(TM) is a dietary supplement, containing the herb feverfew, designed to be strayed under the tongue before being swallowed. This sublingual method of administration promotes excellent absorption. Feverfew is the common name for Tanacetum Parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions including migraine and other headaches. The product has been processed by a proprietary technology to enhance the bio-effectiveness of the solution. The shelf life of MigraSpray is 2 years. A bottle will last the average user 3 months.

ALLERSPRAY(TM)

AllerSpray(TM) is a dietary supplement containing various herbs and amino acids. The exact formulation, created by NatureWell.com, is unique and proprietary. In addition, NatureWell.com uses a proprietary process that enhances both the bio-effectiveness and the bio-availability of the solution in ALLERSPRAY(TM).

Several of the herbs and amino acids used in ALLERSPRAY(TM), such as Dandelion and Histidine, have a long history of use for relieving symptoms associated with allergies.

ALLERSPRAY(TM) is designed to be sprayed under the tongue before being swallowed. The sublingual method of administration promotes excellent and rapid absorption. Most individuals find that twice daily use is sufficient.

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

OTHER PRODUCTS

The Company plans to be introducing several additional products with a wide range of diet supplement uses in the near future.


-------------------------------------------------------------------------------
<PAGE 11>

Diagnostic Products

La Jolla Diagnostics' subsidiary, DiagnosTech, Inc. was organized to develop and market clinical diagnostic products using immunologic and molecular biologic technologies.

RAPID DIAGNOSTIC TEST FOR TB

The Company and Meridian Diagnostics, Inc. Cincinnati, Ohio, (Nasdaq:KITS) signed an agreement for a cash payment and future royalties for a unique rapid blood test for active tuberculosis disease from the DiagnosTech subsidiary of La Jolla Diagnostics. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. This ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy. Meridian and La Jolla have further agreed to cooperate in defining future product improvements and opportunities.

Tuberculosis is the most common infectious disease in the world, affecting more than 2 billion people. TB is responsible for 3 million deaths per year and is the number one cause of death from infectious disease. Exposure to TB usually comes through the inhalation of droplets from an infected person. The global migration of infected persons, and the prevalence of people whose immune systems have been weakened, have contributed to a sharp rise in infected populations and a more rapid and serious progression to the active disease state. Once diagnosed, persons with active TB can be contained and treated using pharmaceutical compounds.

OTHER RAPID DIAGNOSTIC TESTS

DiagnosTech has developed other rapid diagnostic tests, which it intends to market or license, though they do not have the unique potential of the TB test.

These tests include:

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

Date:  May 15, 2000              LA JOLLA DIAGNOSTICS, INC.

                                 By:   /s/ Don Brucker
                                        Don Brucker
                                 Chief Executive Officer


-------------------------------------------------------------------------------
<Page 13>