Form 10KSB
period 2000-06-30
NATUREWELL INC
filed 2000-10-12
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                               FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 2000 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required] for the
     transition period from      to


                  Commission file number 33-93132

        NATUREWELL, INC. (formerly LA JOLLA DIAGNOSTICS, INC.
        -----------------------------------------------------
           [Name of small business issuer in its charter]


          California                             94-2901715
          ----------                             ----------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)



7855 Ivanhoe Avenue, Suite 322, La Jolla, California    92037
----------------------------------------------------    -----
     (Address of principal executive office)         (Zip Code)


Registrant's telephone number including area code:  (800) 454-6790


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

     The issuer's revenues for its most recent fiscal year were $91,929.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was last sold by the registrant outstanding as of June 30, 2000 was $3,209,589.

     The number of shares of the Common Stock of the registrant outstanding as of June 30, 2000 was 23,983,069.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: _____.

     Transitional Small Business Disclosure Format (check one):
Yes  [ ]    No   [X]


-------------------------------------------------------------------------------

PART 1

ITEM 1.     BUSINESS

La Jolla Diagnostics, Inc., which has changed its name to NatureWell, Inc., (the "Company"), is a California Corporation (OTC Bulletin Board, Symbol LAJD). It is engaged in the development of healthcare and diagnostic products. The Company is now in a state of transition.

Through its subsidiary DiagnosTech, Inc. the Company has finished work on its most significant diagnostic product, a unique rapid diagnostic test for active Tuberculosis. In March 2000 the company licensed this TB product to Meridian Diagnostics, Inc. for worldwide marketing and distribution. Sales are scheduled to begin in October 2000.

Tuberculosis, including drug resistant strains has expanding to pandemic proportions through out the world. Approximately a third of the world population, is infected and/or has been exposed to the bacteria which causes TB. The problem is differentiating between those with active TB and those who have been exposed but no longer have an active infection. The Company's product identifies active TB quickly accurately, and inexpensively.

Having completed its most important diagnostic project, the Company changed its name from La Jolla Diagnostics, Inc. to NatureWell, Inc. and is now focusing on the mass marketing of its unique nutraceutical and homeopathic products, which are formulated using proprietary technology. The development of the two most promising: MigraSpray(tm) and AllerSpray(tm), was completed this year. The Company now feels that it is making significant recent progress in developing mass marketing, and distribution channels for these products.

In addition, NatureWell / La Jolla Diagnostics plans to begin market its FDA approved NatureWell Contact Lenses in October 2000. Don Brucker CEO of the Company was a pioneer in the development of the modern soft contact lens, and is personally heading up, what will be a family of NatureWell contact lens products.

The Company's corporate headquarters are located at 7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037.


                               PRODUCT SUMMARY
                               ---------------

* RAPID DIAGNOSTIC TEST FOR THE DETECTION OF TUBERCULOSIS being marketed by Meridian Diagnostics, Inc. (NASDAQ: KITS)

* MIGRASPRAY(tm) gives fast relief from migraine and other types of headaches without side effects. This homeopathic herbal preparation is a convenient, economical and fast acting sublingual spray.

* ALLERSPRAY(tm) provides fast relief for allergy symptoms without drowsiness, dry mouth or other side effects. This homeopathic combination has all natural ingredients provided as a convenient, economical, fast-acting sublingual spray.

* LIVING WATER EYE LOTION(tm) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions.

* OPTOPET(tm) EYE WASH is for cleansing the eyes of dogs and cats to remove mucous which causes fur stains beneath the eyes (a major problem in certain breeds).

* NATUREWELL(tm) CONTRACT LENSES is a disposable lens made of a new FDA approved material which the Company believes has advantages over other materials now used.


                                    -  2 -
-------------------------------------------------------------------------------

                                PRODUCT DETAILS
                                ---------------


             RAPID DIAGNOSTIC TEST FOR THE DETECTION OF TUBERCULOSIS
             -------------------------------------------------------

DiagnosTech, Inc. has developed a rapid diagnostic test for the detection of active tuberculosis. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. This ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy.

Tuberculosis is the most common infectious disease in the world, affecting more than 2 billion people. TB is responsible for 3 million deaths per year and is the number one cause of death from infectious disease. Exposure to TB usually comes through the inhalation of droplets from an infected person. The global migration of infected persons, and the prevalence of people whose immune system have been weakened, have contributed to a sharp rise in infected populations and a more rapid and serious progression to the active disease state. Once diagnosed, persons with active TB can be contained and treated using pharmaceutical compounds.


                                MIGRASPRAY(tm)
                                --------------

MigraSpray(tm) is a homeopathic solution containing the herb feverfew. The exact formulation, created by NatureWell, is unique and proprietary. In addition, NatureWell uses a proprietary process that enhances both the bio-effectiveness and bio-availability of the solution in MigraSpray.

Feverfew, an herb used in MigraSpray(tm), has a long history of use for relieving various conditions, including the symptoms associated with migraines and other headaches. In fact, the use of feverfew has been shown in two double-bling, placebo-controlled trials to reduce both the severity and frequency of migraines (1)(2). MigraSpray(tm) is designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes excellent and rapid absorption.

Most individuals find that a single administration is sufficient, though for some a second administration shortly after the initial dose is beneficial. The shelf life of MigraSpray(tm) is 2 years. A bottle will last the average user approximately 3 months, depending on the frequency of use.

     *    Contains:    20 cc
     *    Indication:  For relief of headaches.
     *    Directions:  Administer 10 full sprays under tongue and hold for at least thirty seconds before swallowing.  Repeat
                       initial dose after 5 minutes as required.  For
                       prevention, use 3 sprays under tongue, once daily.
                       Use as needed or as directed by physician.
     *    Contents:    Distilled water, vegetable glycerin, proprietary
                       homeopathic herbal blend:  Feverfew, Goldenseal,
                       Dandelion and Polyporus (all 3.5x) with potassium
                       sorbate added as preservative.
     _____________________________________________________________________
(1)  Murphy. JJ Lancet 1988 Jul 23:2(8604)): 189-92
(2)  Johnson. ES British Medical Journal 1985 Aug 31.291 (6495) 569-73

                                    -  3 -
-------------------------------------------------------------------------------

                                ALLERSPRAY(tm)
                                --------------

AllerSpray(tm) is a homeopathic solution of various herbs and amino acids. The exact formulation, created by NatureWell, is unique and proprietary.
In addition, NatureWell uses a proprietary process that enhances both the bio-effectiveness and the bio-availability of the solution in AllerSpray(tm).

Several of the herbs and amino acids used in AllerSpray, such as Dandelion and Histidine, have a long history of use for relieving symptoms associated with allergies.

AllerSpray(tm) is designed to be sprayed under the tongue before being swallowed. This Sublingual method of administration promotes excellent and rapid absorption. Most individuals find that twice daily use is sufficient.

The shelf life of AllerSpray(tm) is 2 years. A bottle will last the average user approximately 1 month with daily use.

     *    Contains:    30 cc
     *    Indication:  For relief of allergy symptoms.
     *    Directions:  Administer 3 full sprays under tongue and hold for at least thirty seconds before swallowing.
                       Use twice daily as needed or as directed by a physician.
                       Complete symptom control may require more frequent
                       dosing during the first several days of use.
     *    Contents:    A homepathic solution of distilled water, vegetable
                       glycerin, proprietary herbal blend:  Eyebright,
                       Dandelion, Ginger, Matico, Coptis, proprietary amino acid blend: Histidine, Pure Form 20 Blend, Aspartic
                       Acid, Serine, Proline, Arginine (all 4x) and Potassium
                       Sorbate.


                            LIVING WATER EYE LOTION
                            -----------------------

Living Water Eye Lotion(tm) is an eye wash or irrigating solution, used for cleansing the eye and to help relieve discomfort, burning, stinging, and itching due to dryness, air pollutants, allergens, chlorinated water and other irritants.

Living Water Eye Lotion(tm) is formulated using a proprietary technology which enhances its effectiveness.

Living Water Eye Lotion(tm), is different than:

     "Eye lubricants," "Artificial Tears," and "Contact Lens Lubricants," which contain ingredients to increase fluid viscosity in an attempt to relieve eye dryness or re-wet contact lenses.
     Viscous solutions can further irritate the eyes.

     "Eye redness relievers," which contain vasoconstrictors that are associated with "rebound" effects (more redness) frequent use of which can cause additional problems.

     Many products which should not be used with contact lenses.

Living Water Eye Lotion(tm) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing, while not interfering with natural functions. It is used by people with irritated or dry eyes, it can be used by people who normally wear contact lenses. The shelf life of Living Water Eye Lotion(tm) is 2 years. A bottle will last the average user 2 to 3 months.

     *    Contains:          15 ml
     *    FDA approved use:  For cleaning the eye to help relieve


                                    -  4 -
-------------------------------------------------------------------------------

                          NATUREWELL(tm) CONTACT LENS
                          ---------------------------

The NatureWell Contact Lens is a disposable daily wear soft lens made from a new, FDA approved, non-ionic material. Because of its characteristics, which enhance its durability and soil resistance, it can be recommended for one month use, as opposed to most disposable lenses which are recommended for replacement every 2 weeks.

The lens, with a blue handling tint, has a thin lens profile with an edge designed to promote better tear exchange and corneal health. It is ideally suited for dry eyes, summer air conditioning, winter central heating and low humidity environments.

                              SALES AND MARKETING
                              -------------------

THE INTERNET
The company has two web sites; LAJD.com, which is being phased out, and NatureWell.com, a site which was developed over the past year, and which has been a major disappointment. Though the Company believes its concept of offering information and communications, as a health portal with no advertising with the exception of a store for the Company's superior health care products is very sound, the present graphics, organization, and site formatting are deficient. The Company is now working with a new group to redo the site and refocus its content.

With the exception of its use in facilitating the sale and distribution of the NatureWell(tm) Contact Lens, the Company is not relying on the NatureWell.com website to be a significant component of the expected strong increase of product sales for at least the first half of the coming year.


                                    -  5 -
-------------------------------------------------------------------------------

           RAPID DIAGNOSTIC TEST FOR THE DETECTION OF TUBERCULOSIS
           -------------------------------------------------------

The World Health Organization (WHO) estimates that one billion TB tests will be performed this year. The Company believes that its unique test developed by its subsidiary DiagnosTech, Inc., and licensed exclusively to Meridian Diagnostics, Inc., should begin to capture a significant portion of the market in a relatively short period of time.

The indications for the use of the test for tuberculosis are living in or travel from most third world countries, and certain developed countries, a known exposure to the disease and high risk physical conditions.

The product is being marketed by Meridian though its global network of distributors. The first distribution, is scheduled to be made in Latin America in October 2000, with the European market being targeted next.

The Company, through its subsidiary DiagnosTech, will receive an eight percent royalty on the net sales of the product made by Meridian. The Company will also receive additional cash bonuses if certain sales figures are attained.


                             HEALTHCARE PRODUCTS
                             -------------------


NatureWell, Inc. (LAJD), (formerly La Jolla Diagnostics, Inc.) develops, manufactures and markets, unique proprietary healthcare products, chief among which are MigraSpray(tm) and AllerSpray(tm). Each of these is an extremely effective, all-natural treatment for their respective conditions. Each is provided as a sublingual spray. AllerSpray(tm) generally relieves all allergy symptoms within minutes of use, without drowsiness. MigraSpray(tm) is also effective within minutes. The NatureWell(tm) products are proprietary, high-margin products that will primarily be sold in traditional retail outlets.

Over-the-counter migraine medications account for sales of approximately
$4 billion per year in the US. Over-the-counter allergy medications account for approximately $6 billion per year in the US, with well over 50% of all Americans purchasing at least one allergy product per year.

The Company, is planning a major sales and marketing campaign for its new consumer health products, from which they expect to see substantial results by the fourth quarter of 2000. The primary aspect of this campaign focuses on gaining access to consumers via the places they continue to spend the majority of their dollars - traditional retail outlets. As such, the Company is adding to its sales and marketing representation to place the products in large retail outlets.


                         NATUREWELL(tm) CONTACT LENSES
                         -----------------------------

The advantages of the NatureWell(tm) Contact Lens daily wear soft lens made from a new, FDA approved, non-ionic material, include an enhanced durability and soil resistance. It can be recommended for one month use, as opposed to most disposable lenses which are recommended for replacement every 2 weeks, which gives the lens both a convenience and economic advantage.

NatureWell(tm) Contact Lenses and future ancillary products are being marketed exclusively in cooperation with contact lens fitters. Initially, trail lens sets will be given to a small selected group of fitters, primarily optometrist and ophthalmologists, in specific geographic areas, who will, after an eye examination, order NatureWell(tm) Lenses for patients.

The fitter will then have the option to supply the replacement lenses directly to the patient or have the patient order lenses through the NatureWell.com web site using a unique PIN # supplied to the patient by the fitter.

After the lens introduction, marketing efforts will then be expanded both nationally and internationally, emphasizing both the advantages of the NatureWell(tm) lens and the Company's effort to cooperate with the fitter.


                                    -  6 -
-------------------------------------------------------------------------------

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

The Company's patent for the use of Feverfew with its technology has been allowed and should be issued shortly.

The Company has also has exclusive license agreements for proprietary technologies to produce and market healthcare Solutions.

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

HUMAN RESOURCES

As of June 30, 2000, the Company had five employees and utilized the services of consultants, part-time personnel or independent contractors, engaged in research, development and manufacturing, customer service and general administration. The Company's research and development staff is made up of professionals working as independent contractors, who perform their services in exchange for Common Stock and Warrants. See "Management, Consultants and Advisors." None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

The success of the Company in its research and development of medical products is dependent upon the experience and know-how of its key scientific and technical personnel.


                                    -  7 -
-------------------------------------------------------------------------------

ITEM 2.     PROPERTY

The corporate headquarters of the Company are located at 7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037. The facilities are approximately 3,000 square feet and are leased at approximately $3,800 per month. The Company has a lease through May 2002.


ITEM 3.     LEGAL PROCEEDINGS
            The Company is not involved in any litigation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.


PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

At September 30, 2000, there were over 500 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception nor does it intend to for the future. The Company currently intends to retain earnings, if any, for use in its business.


                                    -  8 -
-------------------------------------------------------------------------------

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

The Company has not had significant revenues from operations in each of its last three fiscal years and is believed to still be in its development stage. The Company's business is divided into two separate, distinct operations: the Ophthalmic Division and the Diagnostic Division.

PLAN OF OPERATIONS

FINANCIAL RESOURCES

At June 30, 2000 and 1999, the Company had current assets of $873,409 and $1,027,745 including cash of $28,765 and $208,555, respectfully.
At June 30, 2000, current assets also included inventory valued at $800,447. Total assets were $1,368,956 and $2,872,994. Total assets included $0 and $1,240,000 in non-current inventory at June 30, 2000 and 1999 respectively.

Total sales for the years ended June 30, 2000 and 1999 were $91,929 and $71,033, respectively, for each period.

Costs and expenses for the twelve months ended June 30, 2000 and 1999 were $1,562,118 and $683,119 resulting in a loss from operations for the period of $ 1,470,189 and $612,086,respectively. Costs and expenses included consulting services of $ 700,619 and $84,645, and research and development expense of $64,564 and $16,767.

Selling and administrative expenses included; $219,898 and $213,050 salaries, $58,938 and $44,009 rent, 32,455 and $12,300 legal and accounting fees, $1,283 and $1075 advertising, and 375,775 and $181,244 in miscellaneous other expenses for the years ended June 30, 2000 and 1999 respectively.

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

The Company believes a market exists for its antisera inventory. The level of sales of the antisera inventory is directly dependent on marketing efforts.
An aggressive marketing campaign could result in a rapid turnover of the inventory.


                                    -  9 -
-------------------------------------------------------------------------------

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

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company plans to add additional employees over the next twelve months as its research and development effort increases, and its sales of solutions, and contact lenses expands.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in significant business prior to April 17, 1995. On that day, the Company acquired Unified, a small development stage business. Since that time, the Company has been developing products and expects its first significant sales in the coming fiscal year.

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

On a consolidated basis, the Company had sales totaling $91,929 for the year ended June 30, 2000, compared with $71,033 in sales for the Company for the same period ending June 30, 1999.

The Company experienced a net loss of $2,089,119 for the twelve-month period ended June 30, 2000, compared with a net loss of $1,621,848 for the same period ended June 30, 1999. The increase in loss is attributable to the previously discussed antisera inventory write-down. See "Plan of Operation -- Financial Resources."

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


                                    - 10 -
-------------------------------------------------------------------------------

ITEM 8.      FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE
REPORT OF INDEPENDENT ACCOUNTANTS                                 12

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2000 and 1999          13

Consolidated Statements of Operations for the years ended
June 30, 2000 and 1999, and cumulative totals for
development stage operations from December 3, 1993 (date
of recommencement) through June 30, 2000                          14

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended June 30, 2000, 1999, 1998, 1997,
1996, and 1995 for the period December 3, 1993 (date of
recommencement) through June 30, 1994, and for the period
July 1, 1993 through December 2, 1993                              15

Consolidated Statements of Cash Flows for the years ended
June 30, 2000 and 1999, and cumulative totals for
development stage operations from December 3, 1993 (date of
recommencement) through June 30, 2000                              16

Notes to Consolidated Financial Statements                         17

                                    - 11 -
-------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of NatureWell, Inc.
(Formerly La Jolla Diagnostics, Inc. and Subsidiaries):

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. (formerly La Jolla Diagnostics, Inc.) (a California corporation) and its subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of La Jolla
Diagnostics, Inc. and its subsidiaries as of June 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note O.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Logan Throop & Co., LLP
San Diego, California
October 11, 2000

                                    - 12 -
-------------------------------------------------------------------------------

                      NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 2000 AND 1999

                                                2000              1999
                                             -----------       -----------
                     ASSETS
CURRENT ASSETS:
Cash                                         $    28,765       $   208,555
Accounts receivable                               31,106               207
Advances to officer                                6,428             6,670
Inventory - current portion (Note F)             800,447           786,353
Prepaid expenses                                   6,663            25,960
                                             -----------       -----------
          TOTAL CURRENT ASSETS                   873,409         1,027,745

Property and equipment, net                       15,345            87,829
Inventory (Note F)                                  -            1,240,000
Scientific technology                            476,431           512,830
Other assets                                       3,771             4,590
                                             -----------       -----------
                                             $ 1,368,956       $ 2,872,994
                                             ===========       ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $   199,994       $   237,214
Accrued expenses                                  88,850            27,892
Customer deposits                                    663               663
Lease obligations,
  current portion (Note I)                           734             1,418
Loans payable (Note H)                           116,016            91,841
                                             -----------       -----------
       TOTAL CURRENT LIABILITIES                 406,257           359,028
                                             -----------       -----------

LONG-TERM LIABILITIES:
Lease obligation,
  non-current portion (Note I)                      -                  616
Convertible debentures (Note N)                  571,000              -
Minority interest                                321,348         1,227,937
                                             -----------       -----------
TOTAL LONG-TERM LIABILITIES                      892,348         1,228,553
                                             -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, no par value
  (50,000,000 shares authorized,
  23,983,069 and 20,338,219 shares
  issued & outstanding, respectively)         14,233,321        13,302,264
Less stock subscriptions receivable              (95,000)             -
Additional paid-in capital                       869,247           831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              -                 -
Retained deficit $8,526,698 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)(Note B)                      (14,937,217)      (12,848,098)
                                             -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                        70,351         1,285,413
                                             -----------       -----------
                                             $ 1,368,956       $ 2,872,994
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 13 -
-------------------------------------------------------------------------------

                      NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                        (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         JUNE 30, 2000 AND 1999, AND CUMULATIVE TOTALS FOR DEVELOPMENT
                    STAGE OPERATIONS FROM DECEMBER 3, 1993
                (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 2000
                                                               Development
                                                               Stage Ended
                                    June 30,      June 30,      June 30,
                                      2000          1999          2000
                                                                 (Note B)
                                   -----------   -----------   -----------
NET SALES (Note L)                 $    91,929   $    71,033   $   691,785

COSTS AND EXPENSES:
Cost of products sold                   40,899        34,867       448,660
Selling and administrative expenses    688,349       490,499     2,624,622
Research and development                64,564        16,767       742,762
Consulting services                    700,619        84,645     2,109,055
Depreciation and amortization           67,687        56,341       160,030
                                   -----------   -----------   -----------
TOTAL COSTS & EXPENSES               1,562,118       683,119     6,085,129
                                   -----------   -----------   -----------
LOSS FROM OPERATIONS                (1,470,189)     (612,086)   (5,393,344)

OTHER INCOME (EXPENSES)
Interest income                          1,461          -          102,688
Interest expense                       (65,351)       (6,351)     (138,160)
Commissions convertible debentures    (168,505)         -         (168,505)
Write-down of inventory             (1,229,165)     (950,542)   (3,863,375)
Write-down of notes/
  interest receivable                     -             -         (507,548)
Gain/loss on disposal
  of assets                            (39,964)     (202,329)     (242,293)
Minority interest                      886,594       152,660     1,703,839
                                   -----------   -----------   -----------
TOTAL OTHER INCOME (EXPENSE)          (614,930)   (1,006,562)   (3,113,354)
                                   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES            (2,085,119)   (1,618,648)   (8,506,698)
PROVISION FOR INCOME TAXES (Note J)      4,000         3,200        20,000
                                   -----------   -----------   -----------
NET LOSS (Note B)                  $(2,089,119)  $(1,621,848)  $(8,526,698)
                                   ===========   ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE (Note G)            $    (0.10)   $    (0.10)   $    (0.80)
                                   -----------   -----------   -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           20,849,191    16,399,397    10,631,268
                                   ===========   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 14 -
-------------------------------------------------------------------------------

                      NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                        (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2000, 1999, 1998, 1997, 1996 AND
        1995, FOR THE PERIOD DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                  THROUGH JUNE 30, 1994, AND FOR THE PERIOD
                    JULY 1, 1993 THROUGH DECEMBER 2, 1993

                                                                                       Total
                                       Common Stock        Additional               Stockholders'
                                                            Paid-in     Retained       Equity
                                   Shares       Amount      Capital     (Deficit)     (Deficit)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1993             580,951    $6,370,919   $   -       $(6,408,367)   $ (37,448)
Net loss incurred prior to
  development stage operations        -             -          -            (2,152)      (2,152)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, DECEMBER 2, 1993          580,951     6,370,919       -        (6,410,519)     (39,600)
Issuance of stock for cash       4,205,780         8,412       -              -           8,412
Issuance of stock for inventory    532,970     4,142,784       -              -       4,142,784
Net loss incurred during
  development stage operations        -             -          -           (30,305)     (30,305)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1994           5,319,701    10,522,115       -        (6,440,824)   4,081,291
Issuance of stock in private
  placement                        590,500       236,200       -              -         236,200
Issuance of stock for services     402,000       160,800       -              -         160,800
Additional paid-in capital from
  non-cash related party
  transaction                         -             -       900,000           -         900,000
Net loss incurred during
  development stage operations        -             -          -        (1,119,064)  (1,119,064)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1995           6,312,201    10,919,115    900,000     (7,559,888)   4,259,227
Conversion of common stock
  warrants                         459,781       220,625       -              -         220,625
Issuance of stock for services     225,000        40,000       -              -          40,000
Issuance of stock in private
  placement                        312,500       125,000       -              -         125,000
Deferred offering costs               -             -       (68,753)          -         (68,753)
Net loss incurred during
development stage operations          -             -          -          (454,479)    (454,479)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1996          $7,309,482   $11,304,740   $831,247    $(8,014,367)  $4,121,620
Conversion of common stock
  warrants                         489,916       141,818       -              -         141,818
Issuance of stock for cash         370,000       135,430       -              -         135,430
Issuance of stock for services     968,136       234,257       -              -         234,257
Net loss incurred during
  development stage operations        -             -          -        (2,516,096)  (2,516,096)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1997           9,137,534    11,816,245    831,247    (10,530,463)   2,117,029
Conversion of common stock
  warrants                          50,000        10,000       -              -          10,000
Issuance of stock for cash         231,525        64,500       -              -          64,500
Issuance of stock for services
  and notes payable              2,649,927       512,754       -              -         512,754
Net loss incurred during
  development stage operations        -             -          -          (695,787)    (695,787)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1998          12,068,986   $12,403,499   $831,247   ($11,226,250)  $2,008,496

Conversion of common stock
   Warrants                        300,000           3,000     -              -           3,000
Issuance of stock for services   1,535,053         127,934     -              -         127,934
Issuance of stock for
   notes payables                  251,680          45,168     -              -          45,168
Issuance of stock for
  Subsidiary                     6,082,500         760,313     -              -         760,313
Issuance of stock in exchange
  For Nasal Mist stock             100,000          11,000     -              -          11,000
Syndication costs                     -            (48,650)    -              -         (48,650)
Net loss incurred during
  Development stage operations        -               -        -        (1,621,848)  (1,621,848)
                                 ---------    ----------   --------    -----------    ---------
BALANCE, JUNE 30, 1999          20,338,219    13,302,264    831,247    (12,848,098)   1,285,413

Conversion of common stock
   Warrants                      1,136,600       405,882       -              -         405,882
Less stock subscription receivable    -          (95,000)      -              -         (95,000)
Issuance of stock for services   2,217,500       479,775       -              -         479,775
Issuance of warrants for
   Services                           -             -        38,000           -          38,000
Issuance of stock for cash         290,750        70,000       -              -          70,000
Syndication costs                     -          (24,600)      -              -         (24,600)
Net loss incurred during
   Development stage operations       -             -          -        (2,089,119)  (2,089,119)
                                ----------   -----------   --------   ------------    ---------
BALANCE, JUNE 30, 2000          23,983,069   $14,138,321   $869,247   $(14,937,217)   $  70,351
                                ==========   ===========   ========   ============    =========

    See Accountants' report and notes to consolidated financial statements.

                                    - 15 -
-------------------------------------------------------------------------------

                      NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 2000 AND 1999, AND CUMULATIVE TOTALS
            FOR DEVELOPMENT STAGE OPERATIONS FROM DECEMBER 3, 1993
                (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 2000

                                                                           Development
                                                                           Stage Ended
                                                June 30,      June 30,      June 30,
                                                  2000          1999          2000
                                                                            (Note B)
                                              -----------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(2,089,119)  $(1,621,848)   $(8,526,698)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                  67,687        56,341        160,030
    Write-down interest and note receivable          -             -           507,548
    Write-down of inventory                     1,229,165       950,542      3,863,375
    Minority interest                            (886,594)     (152,660)      (828,799)
    Issuance of stock for services and warrants   517,775       127,934      1,347,721
    (Gain)/Loss on property and equipment          39,964          -            39,686
    Equipment traded for services                   5,801          -             5,801
    Loss on Antisera Partnership                     -          203,540        203,540
Changes in assets and liabilities:
    (Increase)/decrease in inventories             (3,259)       (3,254)       (29,038)
    (Increase)/decrease in accounts receivable    (30,899)        3,528        (29,046)
    (Increase)/decrease in prepaid expenses        19,297        (3,523)        (8,723)
    (Increase)/decrease in advances to officer        242           (44)        (6,428)
    (Increase)/decrease in other assets               819          -            (6,649)
    Increase/(decrease) in accounts payable
      and accrued expenses                         70,820      (105,699)       254,252
    Increase/(decrease) in customer deposits         -           (2,649)           663
                                              -----------   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES          (1,058,301)     (547,792)    (3,052,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                        (4,567)      (21,776)       (80,333)
Payments for Nasal Mist, Inc. investments            -             -           (52,181)
Proceeds from sale of property and equipment         -             -             1,750
Buyout minority interest in
Antisera Partnership                                 -          (25,000)       (25,000)
                                              -----------   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES              (4,567)      (46,776)      (155,764)
                                              -----------   -----------    -----------
NET CARRIED FORWARD                            (1,062,868)     (594,568)    (3,208,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            380,882         3,000      1,325,867
Syndication costs                                 (24,600)      (41,250)      (134,603)
Proceeds from sale of minority interest
  stock, net                                      (20,000)      808,588      1,029,300
Payments on related party debt                       -             -           (40,152)
Payments on capital lease obligations              (1,300)       (1,128)       (11,142)
Proceeds from convertible debentures              571,000          -           571,000
Proceeds from notes payable                          -           47,000        444,021
Payment on notes payable                          (22,904)      (14,394)       (47,048)
Proceeds from minority interest
  in partnership                                     -             -           100,000
                                                ---------    ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         883,078       801,816      3,237,243
                                                ---------    ----------     ----------
NET INCREASE(DECREASE) IN CASH                   (179,790)      207,248         28,714

CASH AT BEGINNING OF PERIOD                       208,555         1,307             51
                                              -----------   -----------     ----------
CASH AT END OF PERIOD                         $    28,765   $   208,555     $   28,765
                                              ===========   ===========     ==========

SUPPLEMENTAL DISCLOSURES:
                                             June 30, 2000   June 30, 1999
                                             -------------   -------------
Cash paid for:
  Interest paid                                    5,598           6,783
  Income taxes paid                                4,000           5,075

Non-cash activities:
  Stock issued for notes and payables               -             45,168
  Stock issued for services
    and syndication costs                        479,775         135,334
  Warrants issued for services                    38,000            -
  Accounts payable converted to note payable      47,079            -
  Stock issued in exchange for NMI stock            -             11,000
  Stock issued for business acquisition             -            760,313

    See Accountants' report and notes to consolidated financial statements.

                                    - 16 -
-------------------------------------------------------------------------------

                      NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI" or the "Company") was incorporated on April 26, 1983 as Women's Health Centers of America, Inc.
On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. On April 17, 1995, the Company acquired Unified Technologies, Inc. and changed its name to La Jolla Diagnostics, Inc. In August 1998, the Company acquired the assets and technology of AmTech Scientific, Inc. (ATS) in order to form a new subsidiary named DiagnosTech, Inc. In October, 2000 the Company changed its name to NatureWell, Inc. The Company has two wholly-owned subsidiaries, Unified Technologies, Inc. (UTI) and Chemical Dependency Healthcare of California, Inc. (CDHC) and a 55 percent ownership interest in DiagnosTech, Inc. (DTI) a California corporation as well as a 63 percent ownership interest in Nasal Mist, Inc. (NMI), a California corporation. The Company is still considered a development stage enterprise (see Note B).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of La Jolla Diagnostics, Inc. and its subsidiaries. Minority interest represents the minority shareholder's interest in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING:

The Company's policy is using the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles.

INVENTORY:

Inventory consists of medical and healthcare products, and antisera products. Inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of generally three to five years. Property and equipment is shown net of accumulated depreciation of $56,571 and $55,501 for the years ended June 30, 2000 and 1999, respectively.

                                    - 17 -
-------------------------------------------------------------------------------

SCIENTIFIC TECHNOLOGY:

Scientific technology is recorded at cost and amortization is provided on the straight-line method over the estimated useful life. Scientific technology is continually evaluated by management to determine if the carrying value will be realized based upon the estimated discounted cash flow expected from the asset. Additional amortization is recognized in the period a decline in value is identified. Currently the amortization period is 15 years. Given future scientific advancements, it is at least reasonably possible that amortization may be accelerated in the near term due to changes in the estimated useful life.

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

ADVERTISING COSTS
Advertising costs ($1,283 and $1,075 in 2000 and 1999, respectively) are charged to operations when incurred.

NEW ACCOUNTING PRONOUNCEMENTS:

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 138 amends SFAS No. 133 and addresses certain difficulties in the implementation of SFAS No. 133. Both statements are effective January 1, 2001. The adoption of these statements are not expected to have a significant effect on the financial position or results of operations of the Company.

Segment Reporting

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 took effect December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial statements.

                                    - 18 -
-------------------------------------------------------------------------------

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company did not have any components of other comprehensive income during the years ended June 30, 2000 and 1999.

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

Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations. The following information details the deficit accumulated during the development stage and the related losses prior to the development stage:

Retained deficit as of June 30, 2000 and 1999 consists of the following:
                                    2000           1999
                                ------------   ------------
Deficit accumulated during
  the development stage         $ (8,526,698)  $ (6,437,579)
Deficit accumulated prior to
  the development stage           (6,410,519)    (6,410,519)
                                ------------   ------------
                                $(14,937,217)  $(12,848,098)
                                ============   ============

                                    - 19 -
-------------------------------------------------------------------------------

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

Under the pooling of interest method, UTI's results of operations have been included in the consolidated results of operations since inception, December 3, 1993, and the assets and liabilities of the separate companies have been combined and were recorded at their historical cost. Since CDHC was inactive and had no assets or operations for any reported periods prior to the merger, the consolidated results of operations consist solely of UTI's operations, prior to the date of combination and the basis of accounting used by UTI has continued and accordingly no adjustments were necessary to change accounting methods. Operations subsequent to the merger relate to the continuing development stage activities, which relate to the development and sale of medical healthcare products (Note B).

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

                                    - 20 -
-------------------------------------------------------------------------------

E.     Formation of Subsidiaries

DIAGNOSTECH, INC.

In September 1998, the Company incorporated a new subsidiary named DiagnosTech, Inc. DTI was formed to develop and market clinical diagnostic products using immunologic and molecular biologic technologies to be purchased from AmTech Scientific, Inc. (ATS). The antisera inventory (previously held by Antisera Associates Ltd.) then valued at $1,550,000 was transferred to DTI from LAJD in exchange for a promissory note of $500,000, 5,000,000 shares of DTI, and a royalty agreement whereby LAJD receives 50% of gross profits made from the sale of antisera inventory. LAJD capitalized DTI with 6,082,500 shares of LAJD. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment and scientific technology from ATS in total valued at $1,072,313. This transaction is accounted for as a purchase. DTI raised $1,020,000 through a private placement increasing minority equity interest to 44 percent. The proceeds were used to fund DTI's internal operating costs and to market the test products internationally.

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

F.     Inventory

Inventory as of June 30, 2000 and 1999 is comprised of the following:
                                       2000               1999
                                   ------------       ------------
     Antisera at original value    $  4,150,579       $  4,150,579

     Less Valuation reserve          (3,375,579)        (2,600,579)
                                   ------------       ------------
     Antisera products,
       net of reserve                   775,000          1,550,000

     Diagnostic test products              --              472,665

     Healthcare products                 25,447              3,688
                                   ------------       ------------
                                     $  800,447         $2,026,353
                                   ============       ============

                                    - 21 -
-------------------------------------------------------------------------------

Effective March 2000, the Company, through its subsidiary DTI, entered into a contract with Meridian to license its tuberculosis diagnostics test for $25,000 and future royalties. The Company will receive an eight percent royalty on the net sales of the product sold by Meridian. The Company will also receive additional cash bonuses if certain sales figures are attained. Because the Company no longer plans to produce and market the diagnostics test itself, the Company wrote off the $454,165 balance of its diagnostics inventory during the year ended June 30, 2000.

Upon dissolution of the Antisera partnership, La Jolla Diagnostics contributed the remaining antisera inventory to DTI. Prior to the transfer the inventory was written down by a valuation reserve of $2,600,579 of which $916,911 was established for the year ended June 30, 1999. Inventory stored by a principal stockholder valued at $292,784 was included in the valuation reserve established during the year. The Company also wrote off some of its diagnostic and healthcare products resulting in a total write off for the year ended
June 30, 1999 of $950,542.

In connection with the decision to license its diagnostic product, the Company also decided that the marketing of antisera products no longer fits into the Company's long-range plans. The Company has decided to sell its inventory of antisera products on a wholesale clearance basis rather than by utilizing company resources to market them. Consequently, Management again evaluated its inventory and wrote down the value by $775,000 effective June 30, 2000. No estimate can be made of the range of additional loss that is possible should the plan be unsuccessful. Therefore, it is reasonably possible that Management's valuation could change in the near term.

Because the Company in the past expected to liquidate the antisera inventory over a 5 year period, 20% had been classified as current and 80% as long term during 1999.

G.     Basic And Fully Diluted Loss Per Common Share:

Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shared in the Company's earnings or loss.

                                    - 22 -
-------------------------------------------------------------------------------

The Company was required to compute primary and diluted loss per share amounts for 2000 and 1999 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock in 2000 and 1999, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

H.     Loans Payable:

Loans Payable as of June 30, 2000 and 1999 consist of the following:
                                                  2000            1999
                                               ----------      ----------
Loans payable to shareholder,
  unsecured, with annual interest of
  10 percent, due on demand.                   $    7,341      $    7,341

Loan payable to a group of foreign
  investors, unsecured, with annual
  interest of 8 percent, due on demand.            31,000          30,250

Loan payable to unrelated parties,
  unsecured, with annual interest of 18%,
  due on demand.                                   41,615            -

Loan payable to shareholder, unsecured,
  with annual interest rate of 10 percent,
  note holder has warrants attached with an
  exercise price of $0.20 per common share.        29,060          47,250

Loan payable to related party, unsecured,
  with no annual interest, due upon demand.         7,000           7,000
                                               ----------      ----------
                                               $  116,016      $   91,841
                                               ==========      ==========

                                    - 23 -
-------------------------------------------------------------------------------

I.     Leases:

The Company leases its office facilities under an operating lease that expires on March 31, 2002. The Company base rent under the lease is $3,771 per month. Office rental expense was $58,938 and $44,009 for 2000 and 1999 respectively. The Company also has a capital lease for equipment. The capital lease is included in capitalized equipment in the amount of $5,350 and is depreciated over five years.

The future minimum lease payments together with the present value of the net minimum lease payments under the capital lease at June 30, 2000 are as follows:

                                               Capital         Operating
     Year Ending June 30,                       Lease            Lease
     --------------------                      -------          ---------
          2001                                     767            45,252
          2002                                      --            34,299
                                               -------          ---------
     Total Minimum Lease Payments                  767            79,551
     Less amount representing interest             (33)
                                               -------          ---------

     Present value of minimum lease payments       734
     Less current portion                         (734)
                                               -------
     Long-term portion                         $  -
                                               =======

                                    - 24 -
-------------------------------------------------------------------------------

J.     Income Taxes:

The provision for income taxes for the years ended June 30, 2000 and 1999 consists solely of the $800 minimum California franchise tax due for the Company and its subsidiaries.

Provision for income taxes is summarized as follows:
                               June 30, 2000     June 30, 1999
                               -------------     -------------
Current income taxes              $4,000            $3,200
Deferred income taxes               -                 -
                                  ------            ------
Provision for income taxes        $4,000            $3,200
                                  ======            ======

The Company's total deferred tax asset as of June 30, 2000 is as follows:
   Net operating loss carry-forwards        $1,802,000
   Accumulated inventory adjustments           678,000
                                            ----------
   Total                                     2,480,000
   Valuation allowance                      (2,480,000)
                                            ----------
         Net deferred tax asset             $     -
                                            ==========

As of June 30, 2000, the Company had net operating loss carry-forwards totaling approximately $5,307,000 for federal and $5,304,000 for state, before any limitations. The carryforwards expire through 2020 for federal and 2005 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50 percent ownership change occurs within a three-year period, the net operating loss is subject to limitations.

                                    - 25 -
-------------------------------------------------------------------------------

K.     Warrants and Options:

Warrants and options outstanding as of June 30, 2000 and 1999 consists of 972,200 and 3,602,350, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $1.00 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years after the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of $405,882 and $3,000 were exercised during the years ended June 30, 2000 and June 30, 1999, respectively.

L.     Export Sales:

The Company's operations consist of sales of products to domestic and foreign markets. Although the Company is considered a development stage enterprise, product sales have commenced. The breakdown of sales between foreign and domestic markets is as follows:
                                     2000               1999
                                  ----------         ----------
     Domestic market              $   78,047         $   61,968

     Foreign market                   13,882              9,065
                                  ----------         ----------
                                   $ 91,929           $ 71,033
                                  ==========         ==========

M.     Related Party Transactions:

For the years ended June 30, 2000 and June 30, 1999 various shareholders and directors provided consulting and research and development activities and were compensated with S-8 Common Stock issuance, warrants and S-8 stock options. This compensation amounted to $143,000 and $420,000 for the years ended June 30, 2000 and 1999, respectively. For the year ended June 30, 1999 $312,000 pertained to shares of DTI issued to officers and directors as compensation for their efforts to form DTI.

                                    - 26 -
-------------------------------------------------------------------------------

N.     Convertible Debentures:

On May 12, 1999, DTI engaged in a private placement offering $12,000,000 of convertible debentures. In July, 1999, this offering was changed to 400 units at $4,000,000. Each unit of convertible debenture is convertible at $1.25 a share. $571,000 has been raised in total under the offering. Commissions totaling $168,505 have been spent in order to raise this capital. As of the date of this report none of the debentures have been converted into DTI common stock. The debentures accrue interest of 7 percent per year and mature on June 30, 2004.

O.     Going Concern:

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations. The Company has also been unsuccessful in marketing or selling significant amounts of the antisera inventory and has abandoned the remainder of the diagnostic inventory. In addition, the Company had negative cash flows from operations of $(1,153,301) for the year ended June 30, 2000. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity securities, create an uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being solved. The Company is expecting significant future royalty earnings from the Meridian contract as a result of their marketing of the tuberculosis diagnostics tests around the world. It intends to closeout its inventory of antisera (various reagents which contain antibodies against immunoglobulins) by reducing its current sale price in order to concentrate on the development of its proprietary diagnostic products, and the marketing and development of its ophthalmic solutions, and nasal sprays.

The Company has numerous products that are in various stages of development and a few products are being actively marketed with limited revenues.

The Company continues to raise capital through the exercise of outstanding options, warrants and private placements.

The ability of the Company to continue as a going concern is dependent upon its success in the above endeavors to obtain additional sources of capital, and attain sufficient growth in their customer base to enable them to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                    - 27 -
-------------------------------------------------------------------------------

PART III

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The name, age and current position(s) of each director and executive officer of the Company are as set forth below:
      Name                 Age          Position
---------------            ---     -----------------------
Donald Brucker              67     President, and
                                   Chief Executive Officer

Thomas V. Cajka             47     Director

Greg Caton                  44     Director

Timothy J. Connor           42     Director

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


GREG CATON

Mr. Caton serves as director. He was the initial founder of Nutrition for Life (NASDAQ: NFLI) which ultimately became a $100 million revenue company. After leaving Nutrition for Life he founded Lumen Foods in 1986 (www.soybean.com) which today manufactures the best-selling 'vegetarian meat' snack on the North American continent, Stonewall's Jerquee. He is the author of, "The Lumen Book" (1986), an interdisciplinary work on vegetarianism and the role of meat analogs, and over 40,000 copies in print. Mr. Caton has been a speaker on the emerging importance of soy protein for over 10 years and was a keynote speaker at the international Soyfoods Conference in Mexico City in 1997.


TIMOTHY J. CONNOR

Mr. Connor serves as director. Mr. Conner comes from the financial investment banking business and was a registered financial representative with Financial Services Corp, (Pershing, Inc.). Mr. Conner was also instrumental in implementing success of several private and publicly held companies.


All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws.

                                    - 28 -
-------------------------------------------------------------------------------

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE CASH COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent four fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2000.

                          SUMMARY COMPENSATION TABLE
Name and                 Annual Compensation           Long-term Compensation
Principal           -----------------------------  -------------------------------
Position            Fiscal   Salary  Bonus  Other    Stock    Warrants   Founders
                     Year                            Awards              Stock DTI
------------------  ------  -------  -----  -----  ---------  --------   ---------
Donald Brucker,      2000   $96,000   $0     $0    1,000,000      0          0
President, and       1999   $96,000   $0     $0         0         0       500,000
Chief Executive      1998   $96,000   $0     $0         0         0          0
Officer              1997   $96,000   $0     $0         0         0          0
                     1996   $96,000   $0     $0         0         0          0

Stephen C. Roberts   2000   $96,000   $0     $0         0         0          0
                     1999   $46,000   $0     $0         0         0       500,000

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

                                    - 29 -
-------------------------------------------------------------------------------

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2000 (assuming the exercise of options and warrants exercisable within 60 days of the date hereof) by:
(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's executive officers named in the Summary
Compensation Table above, and (iv) all directors and officers of the Company as a group.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable.  Percentage ownership assumes all warrants and options of listed person exercised and all other warrants and options unexercised.
         Name and Address                Amount      Percent
     ------------------------           ---------    -------
     Stephen Roberts
     6542 Regency Lane #204
     Eden Prairie, MN  55344            2,750,000      11%

     Donald Brucker (1)
     2838 Caminito Turnberry
     La Jolla, CA  92037                2,454,332      10%

     Kenneth Brucker, as Trustee (2)
         of the A.K. Trust
     1800 Fort Stockton Dr.
     San Diego, CA  92103               2,253,132       9%

     Tom V. Cajka (3)
     3330 Second Avenue
     San Diego,  CA  92103                300,000       0%

                                        ---------      ---
All directors and executive officers
     as a group (three individuals)     5,303,132      22%

                                        =========      ===

NOTES:
1. Includes 2,253,132 shares owned of record by the A.K. Trust of which Mr. Brucker is a beneficiary.
2. Held as Trustee only, Kenneth Brucker disclaims any beneficial ownership.
3.  Includes 200,000 shares subject to Performance Warrants.

                                    - 30 -
-------------------------------------------------------------------------------

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                 None.


ITEM 13(a).     EXHIBITS
                                 None.


ITEM 13(b).     REPORTS ON FORM 8-K
                                 None.

                                    - 31 -
-------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 12, 2000              LA JOLLA DIAGNOSTICS, INC.

                                     By:  /S/  DON BRUCKER
                                          ----------------
                                          Don Brucker,
                                          President and
                                          Chief Executive Officer


          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                   Title                     Date

 /S/  DON BRUCKER         President, Director,         October 12, 2000
-------------------       Chief Executive Officer
      Don Brucker

/S/ THOMAS V. CAJKA
-------------------
    Thomas V. Cajka       Director                     October 12, 2000

/S/ GREG CATON
-----------------
    Greg Caton            Director                     October 12, 2000

/S/ TIM CONNOR
-----------------
    Tim Connor            Director                     October 12, 2000

                                    - 32 -
-------------------------------------------------------------------------------