Form 10QSB
period 2000-09-30
NATUREWELL INC
filed 2000-11-14
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                        Commission File Number: 33-93132

             NATUREWELL, INC (Formerly La Jolla Diagnostics, Inc.)
             -----------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2000
La Jolla Diagnostics, Inc. had 25,616,475 shares outstanding of the registrant's common stock, no par value.


-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                         QUARTER ENDED MARCH 31, 2000

INDEX

                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 (unaudited) and June 30, 2000              3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended September 30, 2000
            and 1999 (unaudited)                                          4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended September 30, 2000
            and 1999 (unaudited)                                          5

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                            6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 11

SIGNATURES                                                               12

PART II     OTHER INFORMATION

Item 1      Legal Proceedings - None

Item 2      Changes in Securities - None

Item 3      Defaults Upon Senior Securities - None

Item 4      Submission of Matters to a Vote of Security Holders -
            None

Item 5      Other Information - None

Item 6      (a)  Exhibits - None

            (b)  Reports on Form 8-K - None

                                    -  2 -
-------------------------------------------------------------------------------

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
                          (A Development Stage Company)
                                             September 30,      June 30,
                                                 2000             2000
                                              (unaudited)
                                             -----------       -----------
CURRENT ASSETS:
Cash                                         $        35       $    28,765
Accounts receivable                               31,605            31,106
Advances to officer                                6,797             6,428
Inventory - current portion                      798,336           800,447
Prepaid expenses                                   6,663             6,663
                                             -----------       -----------
          TOTAL CURRENT ASSETS                   843,436           873,409

Property and equipment, net                       12,242            15,345
Scientific technology                            471,231           476,431
Other assets                                       4,186             3,771
                                             -----------       -----------
                                             $ 1,331,095       $ 1,368,956
                                             ===========       ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $   235,173       $   199,994
Accrued expenses                                 101,831            88,850
Customer deposits                                    707               663
Lease obligations,
  current portion                                      0               734
Loans payable                                    151,016           116,016
                                             -----------       -----------
       TOTAL CURRENT LIABILITIES                 488,727           406,257
                                             -----------       -----------

LONG-TERM LIABILITIES:
Convertible debentures                           571,000           571,000
Minority interest                                304,288           321,348
                                             -----------       -----------
TOTAL LONG-TERM LIABILITIES                      875,288           892,348
                                             -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, no par value
  (50,000,000 shares authorized,
  25,616,475 and 23,983,069 shares
  issued & outstanding, respectively)         14,396,210        14,233,321
Less stock subscriptions receivable              (95,000)          (95,000)
Additional paid-in capital                       869,247           869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              -                 -
Retained deficit $8,792,860 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                              (15,203,377)      (14,937,217)
                                             -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                       (32,920)           70,351
                                             -----------       -----------
                                             $ 1,331,095       $ 1,368,956
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  3 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                          (A Development Stage Company)
                                               For The Three Months Ended
                                                      September 30,
                                                2000                 1999
                                             (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     21,612         $      9,483

OPERATING EXPENSES
Cost of products sold                             10,233               18,525
Selling and administrative expenses              252,927              201,380
Research and development                             394                  945
Consulting services                               21,891               52,559
Depreciation and amortization                      5,302               16,808
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         290,747              290,217

LOSS FROM OPERATIONS                            (269,135)            (280,734)

OTHER INCOME (EXPENSES)
Interest expense                                 (11,086)              (8,198)
Minority interest                                 17,059               85,362
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                      5,973               77,164

LOSS BEFORE INCOME TAXES                        (263,162)            (203,570)

PROVISION FOR INCOME TAXES                         3,200                 -

NET LOSS                                    $   (266,162)        $   (203,570)

NET LOSS PER COMMON SHARE                   $     (0.01)         $     (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,668,882           20,378,219

  The accompanying notes are an integral part of these financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (A Development Stage Company)
                                                For The Three Months Ended
                                                      September 30,
                                                2000                 1999
                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (266,162)        $   (203,570)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                    8,302               16,808
  Minority interest                              (17,059)             (85,362)
  Issuance of stock for services                  96,890               39,360
Changes in assets and liabilities
  (Increase) decrease in inventories               2,111                  715
  (Increase) decrease in accounts receivable     (22,498)                 208
  (Increase) decrease in other assets             29,911                4,945
  Increase (decrease) in liabilities              38,774              (69,189)
                                            ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES           (129,731)            (296,085)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               -                    -
  Capital expenditures for property and
    equipment                                       -                  (1,589)
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES              -                  (1,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          66,000              289,345
  Proceeds from notes payable, net                35,000                 -
  Payments on capital lease obligations             -                    (304)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       101,000              289,041

NET INCREASE (DECREASE) IN CASH                  (28,731)              (8,633)

CASH AT BEGINNING OF PERIOD                       28,766              208,555

CASH AT END OF PERIOD                       $         35         $    199,922

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A Development Stage Company)


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the operating results for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 2000.


B.          INVENTORIES:

Inventories as of September 30, 2000 and June 30, 2000 are comprised of the following:
                                September 30, 2000    June 30, 2000
                                     unaudited
                                   ------------       ------------
     Antisera at original value    $  4,150,579       $  4,150,579
     Less Valuation reserve          (3,375,579)        (3,375,579)
                                   ------------       ------------
     Antisera products,
       net of reserve                   775,000            775,000
     Diagnostic test products              -                  -
     Healthcare products                 23,336             25,447
                                   ------------       ------------
                                   $    798,336       $    800,447
                                   ============       ============

C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the three month period ended September 30, 2000 and 1999, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is currently being used to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the three month period ended September 30, 2000 and 1999. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.

                                    -  6 -
-------------------------------------------------------------------------------

D.          RELATED PARTY TRANSACTIONS:

During the three months ended September 30, 2000 and 1999, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the three months ended
September 30, 2000 and 1999, the Company recognized research and development of $394 and $945 and consulting expenses of $21,891 and $52,559, respectively.

E.          SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest and Income Taxes Paid

Cash paid for interest and income taxes for the three months ended September 30, 2000 and 1999 (unaudited) were as follows:

                           September 30, 2000   September 30, 1999
                           ------------------   ------------------
       Interest              $     11,086         $      8,198
       Income taxes          $       -            $       -

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

            FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

                                    -  7 -
-------------------------------------------------------------------------------

            LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales may not generate the necessary capital to fully support development of the Company's products through June of 2001 and the Company will continue to employ use of equity financing to allow the Company to
continue its operations.   The Company anticipates that the proceeds from
conventional private placements of stock, issuance of convertible debt and exercise of warrants and options will continue to enhance working capital.


            RESULTS OF OPERATIONS.

To reflect a shift of focus, the Company has changed its name from La Jolla Diagnostics, Inc. to NatureWell, Inc. NatureWell, Inc. is now concentrating on the health care segment of its business, having successfully completed work on the most promising of its diagnostic products. The trading symbol of the Company remains the same (OTC-BB:LAJD).

Recently the Company has achieved a significant reorganization in its operations.

MITCHELL HEALTH TECHNOLOGIES

On November 6, 2000, the NatureWell, Inc. announced the signing of a Marketing Agreement with Mitchell Health Technologies for the marketing of the Company's MigraSpray(tm) and the AllerSpray(tm) through the food, drug, and mass channels of distributions.

MigraSpray is a homeopathic solution containing the herb feverfew that has a history of relieving migraines and headaches. AllerSpray is a homeopathic solution containing the herbs and amino acids known for relieving allergy symptoms. Both products are used as sublingual (under the tongue) sprays.

Mitchell Health Technologies distributes unique health and medical products to approximately 48,000 food, drug and discount stores across the continental United States.

NatureWell, Inc. believes this alliance with Mitchell Health Technologies has fundamentally changed the growth potential of the Company, by greatly accelerating the introduction of the Company's products to the market place. This marketing breakthrough changes the Company from the research and development stage to a revenue generating stage.

TEST FOR ACTIVE TB

In March 2000 the Company, through its subsidiary DiagnosTech, Inc., signed an agreement with Meridian Diagnostics, Inc. Cincinnati, Ohio, (Nasdaq:KITS) for a cash payment and future royalties on sales of a unique rapid blood test for active tuberculosis disease from the DiagnosTech subsidiary of La Jolla Diagnostics. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. This ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy, making it an ideal aid in controlling the current world-wide TB pandemic.

Meridian is currently distributing the test international. NatureWell is hopeful that its subsidiary will begin to receive royalty revenue in the first calendar quarter of 2001.

NATUREWELL CONTACT LENSES(tm)

The Company is currently introducing its NatureWell Contact Lens, a new FDA approved soft disposable lens. The Company feels that the product offers certain advantages over other materials presently used.

In addition, the Company is beginning to revamp the marketing of its Living Water Eye Lotion(tm) and plans to finish the development of other eye solutions and certain nutraceutical products.

OTHER

The Company intends to continue the use of its proprietary technologies to develop future products.

WEBSITE

NatureWell, Inc. has changed its URL: to LAJD.com and is concentrating the information on the site to subjects such as Alternative and Complimentary medicine. The Company intends to use the site to introduce the new products it is developing.

                                    -  8 -
-------------------------------------------------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                           For The Three Months Ended
                                   September 30, 2000      September 30, 1999
                                   ------------------      ------------------
        Revenues                       $   21,612              $    9,483
        Cost of products sold             (10,233)                (18,525)
        Other operating expenses         (280,514)               (271,692)
        Loss from operations             (269,135)               (280,734)
        Net loss                       $ (266,162)             $ (203,570)

The Company experienced a net loss of $266,162 for the three month period ending September 30, 2000, compared with a net loss of $203,570 for the same period ending September 30, 1999. On a consolidated basis, the Company had sales totaling $21,612 for the three months ended September 30, 2000, compared with $9,483 in sales for the Company for the same period ending
September 30, 1999. Cost of product sales and operating expenses for the three months ended September 30, 2000 were $290,747, compared to $290,217 for the three months ended September 30, 1999.

            FINANCIAL RESOURCES

At September 30, 2000, the Company had current assets of $843,436 which includes inventory of $23,336 healthcare products, $775,000 in antisera inventory and $6,663 in prepaid expenses.

                                    -  9 -
-------------------------------------------------------------------------------

PRODUCTS NOW BEING MARKETED

MIGRASPRAY(TM)

MigraSpray(TM) is a homeopathic, containing the herb feverfew, designed to be strayed under the tongue before being swallowed. This sublingual method of administration promotes excellent absorption. Feverfew is the common name for Tanacetum Parthenium, a flowering plant related to the chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions including migraine and other headaches. The product has been processed by a proprietary technology to enhance the bio-effectiveness of the solution. The shelf life of MigraSpray is 2 years. A bottle will last the average user 3 months.

ALLERSPRAY(TM)

AllerSpray(TM) is a homepathic containing various herbs and amino acids. The exact formulation, created by NatureWell.com, is unique and proprietary. In addition, NatureWell.com uses a proprietary process that enhances both the bio-effectiveness and the bio-availability of the solution in ALLERSPRAY(TM).

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

NATUREWELL CONTACT LENSES

The NatureWell soft contact lens is a disposable lens, made of a new FDA approved, non-ionic material, designed for ease of handling and enhanced on-eye comfort. With minimal care the lens will last up to twice as long conventional disposable lenses, and are projected to be no more expensive than the two week lenses.

Consumer who are prescribed the NatureWell Lens will have the added benefit of using two contact lens solutions and ancillary products now being developed.

OTHER PRODUCTS

The Company plans to be introducing several additional products with a wide range of diet supplement uses in the near future.

                                    - 10 -
-------------------------------------------------------------------------------

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

                                    - 11 -
-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000         LA JOLLA DIAGNOSTICS, INC.

                                 By:   /s/ Don Brucker
                                        Don Brucker
                                 Chief Executive Officer


                                    - 12 -
-------------------------------------------------------------------------------