Form 10QSB
period 2000-12-31
NATUREWELL INC
filed 2001-02-20
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2000
La Jolla Diagnostics, Inc. had 28,481,475 shares outstanding of the registrant's common stock, no par value.


-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                       QUARTER ENDED DECEMBER 31, 2000

INDEX

                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of
            December 31, 2000 (unaudited) and June 30, 2000               3

            Condensed Consolidated Statements of Operations
            for the Six Months Ended December 31, 2000
            and 1999 (unaudited)                                          4

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended December 31, 2000
            and 1999 (unaudited)                                          5

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                            6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 11

SIGNATURES                                                               12

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
-------------------------------------------------------------------------------

                   LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
                          (A Development Stage Company)
                                             December 31,       June 30,
                                                 2000             2000
                                              (unaudited)
                                             -----------       -----------
CURRENT ASSETS:
Cash                                         $        35       $    28,765
Accounts receivable                               38,850            31,106
Advances to officer                                4,857             6,428
Inventory - current portion                      797,176           800,447
Prepaid expenses                                   6,663             6,663
                                             -----------       -----------
          TOTAL CURRENT ASSETS                   847,581           873,409

Property and equipment, net                        9,373            15,345
Scientific technology                            466,031           476,431
Other assets                                       4,186             3,771
                                             -----------       -----------
                                             $ 1,327,171       $ 1,368,956
                                             ===========       ===========

    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $   251,757       $   199,994
Accrued expenses                                 112,917            88,850
Customer deposits                                    707               663
Lease obligations,
  current portion                                      0               734
Loans payable                                    176,616           116,016
                                             -----------       -----------
       TOTAL CURRENT LIABILITIES                 541,997           406,257
                                             -----------       -----------

LONG-TERM LIABILITIES:
Convertible debentures                           571,000           571,000
Minority interest                                304,287           321,348
                                             -----------       -----------
TOTAL LONG-TERM LIABILITIES                      875,287           892,348
                                             -----------       -----------

STOCKHOLDERS' EQUITY:
Common stock, no par value
  (50,000,000 shares authorized,
  28,481,475 and 23,983,069 shares
  issued & outstanding, respectively)         14,499,250        14,233,321
Less stock subscriptions receivable              (95,000)          (95,000)
Additional paid-in capital                       869,247           869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              -                 -
Retained deficit $8,792,860 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                              (15,363,610)      (14,937,217)
                                             -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                       (90,113)           70,351
                                             -----------       -----------
                                             $ 1,327,171       $ 1,368,956
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  3 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                          (A Development Stage Company)
                                                For The Six Months Ended
                                                       December 31,
                                                2000                 1999
                                             (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     25,207         $     30,423

OPERATING EXPENSES
Cost of products sold                             11,392               65,843
Selling and administrative expenses              387,223              283,749
Research and development                             866                5,072
Consulting services                               30,404              104,091
Depreciation and amortization                     37,404               33,509
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         467,289              492,264

LOSS FROM OPERATIONS                            (442,082)            (461,842)

OTHER INCOME (EXPENSES)
Interest expense                                 (22,172)              (8,981)
Minority interest                                 23,958              142,697
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                      1,786              133,716

LOSS BEFORE INCOME TAXES                        (440,296)            (328,126)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (440,296)        $   (328,126)

NET LOSS PER COMMON SHARE                   $     (0.02)         $     (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,797,032           20,232,049

  The accompanying notes are an integral part of these financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (A Development Stage Company)
                                                 For The Six Months Ended
                                                       December 31,
                                                2000                 1999
                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (440,296)        $   (328,126)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   16,604               31,880
  Minority interest                              (17,061)            (142,697)
  Issuance of stock for services                 132,227               39,360

Changes in assets and liabilities
  (Increase) decrease in inventories               3,271                2,068
  (Increase) decrease in accounts receivable      (7,744)              (4,156)
  (Increase) decrease in other assets             17,528                7,200
  Increase (decrease) in liabilities              75,140             (113,509)
                                            ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES           (220,331)            (179,854)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net               -                    -
  Capital expenditures for property and
    equipment                                       -                 (10,793)
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES              -                 (10,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         131,000              347,745
  Proceeds from notes payable, net                60,600                 -
  Payments on capital lease obligations             -                    (406)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       191,600              347,339

NET INCREASE (DECREASE) IN CASH                  (28,731)            (171,434)

CASH AT BEGINNING OF PERIOD                       28,766              208,555

CASH AT END OF PERIOD                       $         35         $     37,121

  The accompanying notes are an integral part of these financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                    LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A Development Stage Company)


A.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The results of operations for the six month period ended December 301, 2000 are not necessarily indicative of the operating results for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 2000.


B.          INVENTORIES:

Inventories as of December 31, 2000 and June 30, 2000 are comprised of the following:
                                 December 31, 2000    June 30, 2000
                                     unaudited
                                   ------------       ------------
     Antisera at original value    $  4,150,579       $  4,150,579
     Less Valuation reserve          (3,375,579)        (3,375,579)
                                   ------------       ------------
     Antisera products,
       net of reserve                   775,000            775,000
     Diagnostic test products              -                  -
     Healthcare products                 22,176             25,447
                                   ------------       ------------
                                   $    797,176       $    800,447
                                   ============       ============

C.          NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. For the six month period ended December 31, 2000 and 1999, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is currently being used to compute earnings per share in compliance with SFAS No. 128. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the six month period ended December 31, 2000 and 1999. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.

                                    -  6 -
-------------------------------------------------------------------------------

D.          RELATED PARTY TRANSACTIONS:

During the six months ended December 31, 2000 and 1999, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

In connection with these services, during the six months ended
December 31, 2000 and 1999, the Company recognized research and development of $866 and $945 and consulting expenses of $30,404 and $52,559, respectively.

E.          SUPPLEMENTAL CASH FLOW INFORMATION:

            Interest and Income Taxes Paid

Cash paid for interest and income taxes for the six months ended
December 31, 2000 and 1999 (unaudited) were as follows:

                            December 31, 2000    December 31, 1999
                           ------------------   ------------------
       Interest              $     22,172         $      9,126
       Income taxes          $       -            $       -

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

Mitchell Health Technologies distributes unique health and medical products to approximately 48,000 food, drug and discount stores across the continental United States. Preparations are being completed to commence the retail marketing of MigraSpray(tm) this spring.

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

Meridian looks forward to launching the product to the world market this year.

NATUREWELL CONTACT LENSES(tm)

The Company is currently introducing its NatureWell Contact Lens, a new FDA approved soft disposable lens. The Company feels that the product offers certain advantages over other materials presently used. The first fitting sets have been sent to doctors to begin dispensing the lenses to patients.

In addition, the Company is beginning to revamp the marketing of its Living Water Eye Lotion(tm) and plans to finish the development of other eye solutions and certain nutraceutical products.

OTHER

The Company intends to continue the use of its proprietary technologies to develop future products.

                                    -  8 -
-------------------------------------------------------------------------------

              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                            For The Six Months Ended
                                    December 31, 2000       December 31, 1999
                                   ------------------      ------------------
        Revenues                       $   25,207                  30,423
        Cost of products sold             (11,392)                (65,843)
        Other operating expenses         (455,897)               (426,421)
        Loss from operations             (442,082)               (461,842)
        Net loss                       $ (440,296)             $ (328,126)

The Company experienced a net loss of $440,296 for the six month period ending December 31, 2000, compared with a net loss of $328,126 for the same period ending December 31, 1999. On a consolidated basis, the Company had sales totaling $25,207 for the six months ended December 31, 2000, compared with $30,423 in sales for the Company for the same period ending
December 31, 1999. Cost of product sales and operating expenses for the six months ended December 31, 2000 were $442,082, compared to $461,842 for the six months ended December 31, 1999.

            FINANCIAL RESOURCES

At December 31, 2000, the Company had current assets of $847,581 which includes inventory of $22,176 healthcare products, $775,000 in antisera inventory and $6,663 in prepaid expenses.

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

OTHER PRODUCTS

The Company plans to be introducing several additional products with a wide range uses in the future.

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

Date:  December 20, 2001         NatureWell, Inc.

                                 By:   /s/ Don Brucker
                                        Don Brucker
                                 Chief Executive Officer


                                    - 12 -
-------------------------------------------------------------------------------