Form 10QSB
period 2001-03-31
NATUREWELL INC
filed 2001-05-14
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________


                         Commission File Number: 33-93132

            NatureWell, Inc. (Formerly La Jolla Diagnostics, Inc.)
            ------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 31, 2001 31,124,180 shares outstanding of the registrant's common stock, no par value.


-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                          QUARTER ENDED March 31,2001

INDEX
                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets as of
            March 31, 2001 (unaudited) and June 30, 2000                  3

            Condensed Consolidated Statements of Operations
            for the Nine Months Ended March 31, 2001
            and 2000 (unaudited)                                          4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 2001
            and 2000 (unaudited)                                          5

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                            6 - 7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7 - 11

SIGNATURES                                                               12

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
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND JUNE 30, 2000
                          (A Development Stage Company)

                                              March 31,          June 30,
                                                 2001              2000
                                             (unaudited)
                                             -----------       -----------
CURRENT ASSETS:
Cash                                         $      -          $    28,765
Accounts receivable                               33,395            31,106
Advances to officer                                1,387             6,428
Inventory - current portion                       23,110           800,447
Prepaid expenses                                   6,663             6,663
                                             -----------       -----------
          TOTAL CURRENT ASSETS                    64,555           873,409

Property and equipment, Net                        6,271            15,345
Scientific technology                            460,831           476,431
Other assets                                       4,186             3,771
                                             -----------       -----------
                                             $   535,843       $ 1,368,956
                                             ===========       ===========

    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   209,346       $   199,994
Accrued expenses                                 128,829            88,850
Customer deposits                                    706               663
Lease obligations,
  current portion                                   -                  734
Loans payable                                    201,317           116,016
                                             -----------       -----------
       TOTAL CURRENT LIABILITIES                 540,198           406,257
                                             -----------       -----------

LONG-TERM LIABILITIES:
Convertible debentures                           611,000           571,000
Minority interest                                370,960           321,348
                                             -----------       -----------
TOTAL LONG-TERM LIABILITIES                      981,960           892,348
                                             -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value
  (50,000,000 shares authorized,
  31,124,180 and 27,637,799 shares
  issued & outstanding, respectively)         14,706,250        14,233,321
Less stock subscriptions receivable              (95,000)          (95,000)
Additional paid-in capital                       869,247           869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              -                 -
Retained deficit ($10,056,293 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                              (16,466,812)      (14,937,217)
                                             -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (986,315)           70,351
                                             -----------       -----------
                                             $   535,843       $ 1,368,956
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  3 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                         (A Development Stage Company)

                                                For The Nine Months Ended
                                                        March 31,
                                                2001                 2000
                                             (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     32,347         $     59,548

OPERATING EXPENSES
Cost of products sold                             26,344               72,439
Selling and administrative expenses              526,344              445,623
Research and development                          12,958                9,822
Consulting services                              193,166              154,791
Depreciation and amortization                     46,756               50,633
                                            ------------         ------------
TOTAL OPERATING EXPENSES                         805,568              733,308

LOSS FROM OPERATIONS                            (773,221)            (673,760)

OTHER INCOME (EXPENSES)
Reserve for inventory                           (775,000)                -
Interest expense                                 (30,986)              (9,960)
Minority interest                                 49,612              179,621
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                   (756,374)             169,661

LOSS BEFORE INCOME TAXES                      (1,529,595)            (504,099)

PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $ (1,529,595)        $   (504,099)
                                            ============         ============

NET LOSS PER COMMON SHARE                   $     (0.13)         $     (0.02)
                                            ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    24,785,786           20,440,082
                                            ============         ============

    See Accountants' report and notes to consolidated financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (A Development Stage Company)

                                                For The Nine Months Ended
                                                        March 31,
                                                2001                 2000
                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $ (1,529,595)        $   (504,099)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   46,756               48,959
  Minority interest                              (49,612)            (176,151)
  Issuance of stock for services                 326,929               39,360
  Reserve allowance-inventory w/o                775,000                 -

Changes in assets and liabilities
  (Increase) decrease in inventories               2,337                3,157
  (Increase) decrease in accounts receivable      (2,289)              (2,852)
  (Increase) decrease in other assets               (415)              13,516
  (Increase) decrease in liabilities             126,521              (62,204)
                                            ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES           (304,368)            (640,316)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Advances (to)/from shareholder, net              5,041                 -
  Capital expenditures for property and
    equipment                                       -                 (21,218)
                                            ------------         ------------
NET CASH USED FOR INVESTING ACTIVITIES             5,041              (21,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         146,000              617,008
  Proceeds from notes payable, net               125,301                 -
  Payments on capital lease obligations             (739)                (811)
                                            ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       270,562              616,197

NET INCREASE (DECREASE) IN CASH                  (28,765)             (45,337)

CASH AT BEGINNING OF PERIOD                       28,765              208,555

CASH AT END OF PERIOD                       $       -            $    163,218

    See Accountants' report and notes to consolidated financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (A Development Stage Company)


A.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The results of operations for the nine month period ended March 31, 2001 are not necessarily indicative of the operating results for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
June 30, 2000.


B.             INVENTORIES:

Inventories as of March 31, 2001 and June 30, 2000 are comprised of the following:
                                  March 31, 2001      June 30, 2000
                                    (unaudited)
                                   ------------       ------------
     Antisera at original value    $  4,150,579       $  4,150,579
     Less Valuation reserve          (4,150,579)        (3,375,579)
                                   ------------       ------------
     Antisera products,
       net of reserve                      -               775,000
     Diagnostic test products              -                  -
     Healthcare products                 23,110             25,447
                                   ------------       ------------
                                   $     23,110       $    800,447
                                   ============       ============

The Company has evaluated the Antisera inventory that it currently holds and due to the lack of significant sales and the redirection of the Company's operations, management believes that it is necessary to reserve for the entire value of the Antisera inventory and write the remaining balance off for the third quarter. The Company will continue to pursue methods of distribution to liquidate the Antisera inventory.

C.             NET LOSS PER COMMON SHARE:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. For the nine-month period ended March 31, 2001 and 2000, the Company's common stock equivalents were antidilutive and, therefore, were not included in the computation of net loss per common share.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128) which is currently being used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.
The impact of SFAS No. 128 has not resulted in any change to primary earnings per share for the nine-month period ended March 31, 2001 and 2000. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is immaterial.

                                    -  6 -
-------------------------------------------------------------------------------

D.             RELATED PARTY TRANSACTIONS:

During the nine months ended March 31, 2001 and 2000, various shareholders and directors of the Company provided consulting and research and development activities related to the business activities and products of the company.

E.             SUPPLEMENTAL CASH FLOW INFORMATION:

               Interest and Income Taxes Paid

Cash paid for interest and income taxes for the nine months ended
March 31, 2001 and 2000 (unaudited) were as follows:
                             March 31, 2001       March 31, 2000
                           ------------------   ------------------
       Interest              $     30,986         $      9,960
       Income taxes          $       -            $       -

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
-------------------------------------------------------------------------------

               LIQUIDITY AND CAPITAL RESOURCES

The Company, in the past, has financed operations primarily through the private placement of common stock, issuance of convertible debt, warrant conversions, issuing warrants to acquire stock in exchange for services rendered and to a lesser degree from product sales. Based on its current operating plans, cash generated from projected sales may not generate the necessary capital to fully support development of the Company's products through June of 2001 and for the next twelve months. The Company will continue to employ the use of equity financing to allow the Company to fund its operations. The Company anticipates that the proceeds from conventional private placements of stock, the issuance of convertible debt and exercise of warrants and options will continue to provide sufficient working capital. The Company plans to pursue an investment banking relationship to provide the necessary financing to expand operations. The Company at this time has not entered into a definitive relationship.

               RECENT DEVELOPMENTS

Aided by Mitchell Health Technologies (see below-"Mitchell Health Technologies"), the Company is currently working with several leading pharmaceutical/grocery/distribution wholesalers, as well as several national drug store chains, and a mass marketing organization. All of the above have expressed interest in carrying the Company's product MigraSpray(TM) an oral spray for the relief of migraine headaches. Management believes that over the next six months the Company will secure wide national distribution from some of these prospects. The market from the distribution, and wholesale/retail purchases of MigraSpray(TM) and subsequent products could well reach into the hundreds of millions of dollars on an annual basis.

Additionally the Company's subsidiary DiagnosTech's rapid test for TB, scheduled for launch by Meridian BioScience, Inc. under the name ImmunoSTAT! TB should have an important impact in the fight against the spread of this infectious disease (see below- "Test For Active TB"). The Company through Meridian has not projected the potential impact of sales of this product.

               RESULTS OF OPERATIONS

To reflect the shift in focus, the Company has changed its name from La Jolla Diagnostics, Inc. to NatureWell, Inc. ("NatureWell"). NatureWell is now concentrating on the health care segment of its business, having successfully completed work on the most promising of its diagnostic products TB Active Test. The new trading symbol of the Company is OTC-BB:NAWL.

The Company plans to move to larger facilities to house both administrative and warehousing capabilities. The Company is nearing completion of its reorganization of operations for the mass marketing of MigraSpray and several other products.

MITCHELL HEALTH TECHNOLOGIES

On November 6, 2000, NatureWell announced the signing of a Marketing Agreement with Mitchell Health Technologies ("Mitchell") for the marketing of the Company's MigraSpray and certain other products.

MigraSpray is a homeopathic solution containing the herb feverfew, which has a long history of relieving migraines and other types of headaches. The product is used as an oral sublingual (under the tongue) spray.

Mitchell distributes unique health and medical products to approximately 48,000 food, drug and discount stores across the continental United States. Preparations are being completed to commence marketing of MigraSpray(TM) during late spring, early summer of 2001, by Mitchell.

NatureWell believes the alliance with Mitchell has fundamentally changed the growth potential of the Company by accelerating the introduction of the Company's products to the market place. The Company believes that this marketing agreement moves the Company from research and development to revenue production within a short period of time.

Subsequent to March 31, 2001 the Company shipped an order of its MigraSpray product to a buyer in the United Kingdom. The initial purchase order was for $55,000 (USD) and the Company believes that it will be able to secure on going purchase orders from this buyer.

NATUREWELL CONTACT LENSES(TM)

The Company has begun marketing its NatureWell Contact Lens, a new FDA approved soft disposable lens. The Company believes that this product offers certain advantages over other materials presently being used. This product can be worn daily with a life expectancy of twice the length of time as other soft disposable lenses. The first "fitting sets" have been sent to several doctors to begin with the dispensing of these lenses.

In addition, the Company has begun to revamp the marketing efforts of its Living Water Eye Lotion(TM) and plans to finish the development of several other eye solutions and certain nutraceutical products.

HEALTHWORLD ONLINE

NatureWell recently signed a non-exclusive agreement with HealthWorld Online for the sales and marketing of AllerSpray and Living Water Eye Lotion on the Internet.

AllerSpray (see - "Products") is an oral spray containing several herbs and amino acids, which have a history of relieving symptoms associated with allergies.

Living Water Eye Lotion (see - "Products") is an eye lotion used to help relieve discomfort, burning and dryness of the eye.

HealthWorld Online (www.healthy.net) is a comprehensive, integrated natural and conventional health information resource available on the Internet with a history of over 5 years of online help.

TEST FOR ACTIVE TB

In March 2000 the Company, through its subsidiary DiagnosTech, Inc., signed an agreement with Meridian BioScience, Inc. (Nasdaq:VIVO) for a cash payment and future royalties on sales of a unique rapid blood test for active tuberculosis disease. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. The ability of the test to distinguish TB infection from "active" disease makes it ideal for assisting medical professionals in selecting the appropriate therapy, making it an ideal aid in controlling the current worldwide TB pandemic.

Meridian looks forward to launching this product this year and aggressively marketing it on a global basis.

OTHER

The Company intends to continue the use of its proprietary technologies to develop future products.

                                    -  8 -
-------------------------------------------------------------------------------

               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                           For The Nine Months Ended
                                     March 31, 2001          March 31, 2000
                                   ------------------      ------------------
        Revenues                     $     32,347            $     59,548
        Cost of products sold             (26,344)                (72,439)
        Other operating expenses         (779,224)               (660,869)
        Loss from operations             (773,221)               (673,760)
        Net loss                     $ (1,529,595)             $ (504,099)

The Company experienced a net loss of $1,529,595 for the nine-month period ending March 31, 2001, compared with a net loss of $504,099 for the same period ending March 31, 2000. On a consolidated basis, the Company had sales totaling $32,347 for the nine months ended March 31, 2001, compared with $59,548 in sales for the Company for the same period ending March 31, 2000. Cost of product sales and operating expenses for the nine months ended March 31, 2001 were $805,568, compared to $733,308 for the nine months ended March 31, 2000.

Operating expense loss consists primarily of salaries and consulting expenses associated with the marketing efforts of the MigraSpray product. Sales and revenue recognition are believed to be approximately six months behind these efforts and the management believes that these efforts will be successful.

Management has evaluated its current holdings of the Antisera inventory and has made the decision to write down the inventory to $0. The inventory is not obsolete; the inventory is just not marketed by the Company at the current time and may in the near future rebegin marketing efforts for the Antisera inventory or pursue a bulk sale of the Antisera inventory.

               FINANCIAL RESOURCES

At March 31, 2001, the Company had current assets of $64,555, which includes inventory of $23,110, accounts receivable of $33,395, and advances to officer of $1,387 and $6,663 in prepaid expenses.

As of March 31, 2001 the Company had current liabilities of $540,198, which consists primarily of accounts payable of $209,346, accrued expense of $128,829 and loans due in less than one year of $201,317. Current liabilities exceed current assets by $475,643 or approximately 7 times the current asset base. The Company is working on reducing this inequity between current assets and current liabilities.

                                    -  9 -
-------------------------------------------------------------------------------

PRODUCTS NOW BEING MARKETED

MIGRASPRAY(TM)

MigraSpray(TM) is a homeopathic product, containing the herb feverfew, designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes excellent absorption. Feverfew is the common name for Tanacetum Parthenium, a flowering plant related to the Chrysanthemum, whose leaves have been used for centuries in herbal remedies for the treatment of various conditions including migraine and other headaches. The product has been processed by a proprietary technology to enhance the bio-effectiveness of the solution and active ingredients. The shelf life of MigraSpray is approximately 2 years. A bottle of MigraSpray will last the average user
3 months.

ALLERSPRAY(TM)

AllerSpray(TM) is an oral spray containing various herbs and amino acids in a solution. The exact formulation is unique and proprietary to the Company. NatureWell.com uses a proprietary technology to enhance both the bio-effectiveness and the bioavailability of the AllerSpray(TM) solution.

Several of the herbs and amino acids used in AllerSpray, such as Dandelion and Histadine, have a history of use in the relief of symptoms associated with allergies.

AllerSpray(TM) is designed to be sprayed under the tongue before being swallowed. The sublingual method of administration promotes excellent absorption. Most users find that twice-daily use is sufficient for the combating of allergy related symptoms.

LIVING WATER EYE LOTION(TM)

Living Water Eye Lotion(TM) is an eyewash or irrigating solution, used in cleansing the eye to help relieve irritation, burning, stinging, and itching due to loose foreign material, air pollutants (smog or pollen), or chlorinated water.

The solution is a borate buffered, sterile isotonic aqueous solution containing sodium chloride. It is preserved with a mild preservative, 0.1% sorbic acid and disodium EDTA (ingredients commonly used in solutions for sensitive eyes), in contrast with:

     "Eye lubricants," "Artificial Tears," and "Lens Lubricants," that contain ingredients, which increase fluid viscosity in an attempt to relieve eye dryness or re-wet contact lenses.

     "Eye redness relievers," which contain vasoconstrictors which can cause eye problems when used too frequently.

      Eye drops, which contain antihistamines to treat allergy symptoms.

Living Water Eye Lotion(TM) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with the eyes natural functions.

This product has generally exceeded the expectations of those who have used it.

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

Consumers who are prescribed the NatureWell Lens will have the added benefit of using two contact lens solutions and ancillary products now being developed.

OTHER PRODUCTS

The Company plans to be introducing several additional products with a wide range of uses in the future.

                                    - 10 -
-------------------------------------------------------------------------------

Diagnostic Products

The Company's subsidiary, DiagnosTech, Inc. was organized to develop and market clinical diagnostic products using immunologic and molecular biologic technologies.

RAPID DIAGNOSTIC TEST FOR TB

The Company and Meridian BioScience, Inc. ("Meridian")(Nasdaq:VIVO) signed an agreement which provides for a cash payment and future royalties for a unique rapid blood test for active tuberculosis disease ("TB") from the Company's DiagnosTech subsidiary of. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. The ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy for the patient. Meridian and the Company have further agreed to cooperate in defining product improvements and further diagnostic business opportunities.

Tuberculosis is the most common infectious disease in the world, affecting more than 2 billion people. TB is responsible for 3 million deaths per year and is the number one cause of death from infectious disease. Exposure to TB usually comes through the inhalation of airborne droplets from an infected person.
The global migration of infected persons, and the prevalence of people whose immune systems have been weakened; have contributed to a sharp rise in infection and a more rapid and serious progression to the active disease state. Once diagnosed, persons with active TB can be contained and treated using various pharmaceutical compounds.

Meridian has projected for a launch of the ImmunoSTAT! TB product in September of 2001. The Company believes that with the success and marketing strength of Meridian, the ImmunoSTAT! TB test will become a widely distributed product for the Company. The Company believes that there is a definitive global need for this product.


                                    - 11 -
-------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2001                    NatureWell, Inc.
       ------------
                                       By:  /s/ Don Brucker
                                            ---------------
                                                Don Brucker
                                                Chief Executive Officer


                                    - 12 -
-------------------------------------------------------------------------------