Form 10KSB
period 2001-06-30
NATUREWELL INC
filed 2001-10-15
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number 00-26108

                               NATUREWELL, INC.
                ----------------------------------------------
                [Name of small business issuer in its charter]

                California                                94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)

        7855 Ivanhoe Avenue, Suite 322, La Jolla, California  92037
        -----------------------------------------------------------
              (Address of principal executive office)       (Zip Code)

      Registrant's telephone number including area code:  (858) 454-6790


          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                               (Title of Class)

     Check whether this issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes     [X]     No     [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $21,378.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of September 24, 2001 the aggregate market, was $10,320,320.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of September 24, 2001 the Company had issued and outstanding 48,214,749 shares of no par value common stock.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None.

     Transitional Small Business Disclosure Format (check one):
                          Yes     [ ]     No     [X]

-------------------------------------------------------------------------------

PART 1

ITEM 1.   BUSINESS

THE COMPANY

NatureWell, Inc. (fka La Jolla Diagnostics, Inc., the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL". The Company is engaged primarily in the research and development of unique proprietary nutraceutical products intended for a variety of conditions and has completed development of products for use in the treatment of migraine headaches and allergies. Additionally the Company has developed an eyecare product line and, through its subsidiary DiagnosTech, Inc. ("DiagnosTech"), owns the majority share of royalty rights in a rapid diagnostic test for tuberculosis.

The Company is currently structured as a "virtual company" whereby it outsources all significant operations to third party vendors. At this point in its evolution the Company believes such an operational structure requires the least amount of investment capital and represents the quickest path to marketing and distribution of its various products.

NUTRACEUTICAL PRODUCTS

The Company's main focus is on the development, marketing and distribution of its Nutraceutical Products. In particular the Company is focused primarily on the marketing and distribution of its proprietary migraine relief products; MigraSpray (tm) and MigraDaily (tm).

In addition to its migraine relief products the Company has completed development of an allergy relief product named AllerSpray(tm) as well as a line of eyecare products comprised of its Living Water Eye Lotion(tm), OptoPet Eye Wash(tm) and NatureWell Contact Lenses(tm). As a result of the Company's focus on its migraine product line the above named products currently constitute a de minimus amount of sales and require little or no capital investment during their dormancy.

The Company hopes to develop a marketing and distribution platform, with the introduction of its migraine relief products; that it can leverage upon to introduce other fully developed products as well as future products, which are currently in the research and development phase.

DIAGNOSTIC PRODUCTS

Through its DiagnosTech subsidiary the Company completed work on one of its diagnostic products, a rapid diagnostic test for active Tuberculosis ("TB"). The Company owns 58% of its DiagnosTech subsidiary. During fiscal year 2000 the Company licensed the TB testing product to Meridian Bioscience, Inc. (NASDAQ:VIVO) granting it worldwide marketing rights and distribution.
Under the agreement DiagnosTech will receive a royalty payment equal to 8% of net sales of the TB test. There have been no sales of the TB test to this point.

During discussions with Meridian held in September and October of 2001 it was learned that clinical trials conducted by Meridian using the TB test were not as positive as clinical trials conducted by DiagnosTech prior to entering into the marketing and distribution agreement. Meridian has agreed to analyze the marketability of the TB test and both companies are also discussing the likelihood and feasibility of conducting further research into the reasons for the discrepancy that exist between the pre and post marketing agreement clinical trials.

RESEARCH AND DEVELOPMENT

The Company is actively engaged in the research and development of other proprietary homeopathic, nutraceutical and OTC (over-the-counter) products for relief of various conditions including arthritis and general pain.

While there is no assurance the Company will be successful in developing any of the products currently in the research and development stage, preliminary results of certain products are promising.

Product Overview

  * MigraSpray(tm) provides fast relief from migraine and other types of headaches without side effects. This homeopathic herbal preparation is a convenient, economical and fast acting sublingual spray.
  * MigraDaily(tm) is a daily supplement, which contains the clinically studied levels of Magnesium, Riboflavin (Vitamin B2) and feverfew, which have been shown to be effective in supporting normal cerebrovascular tone.

  * AllerSpray(tm) provides fast relief for allergy symptoms without drowsiness, dry mouth or other side effects. This homeopathic combination has all natural ingredients provided in a convenient, economical, fast-acting sublingual spray.

  * Living Water Eye Lotion(tm) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions.

  * OptoPet(tm) Eye Wash is for cleansing the eyes of dogs and cats to remove mucous which causes fur stains beneath the eyes (a major problem in certain breeds).

  * NatureWell(tm) Contact Lenses is a disposable lens made of a new FDA approved material which the Company believes has advantages over other materials now used.

  * Rapid Diagnostic Test for the detection of Tuberculosis being marketed by Meridian Bioscience, Inc. (NASDAQ:VIVO).

Nutraceutical Products

The Company develops, manufactures and markets, unique proprietary nutraceutical products, chief among which are MigraSpray(tm) and MigraDaily(tm). Each of these is an effective, all-natural treatment for migraine headaches. MigraSpray is provided in a sublingual spray allowing for rapid absorption that produces effective results within minutes. MigraDaily comes in tablet form intended for prophylactic use. AllerSpray (tm), the Company's allergy relief treatment, comes in a sublingual spray intended to provide fast relief from allergy symptoms, without drowsiness. These products are proprietary, high-margin products that will primarily be sold in traditional retail outlets.

Migraine medications account for sales of approximately $1.5 billion per year in the U.S. O-T-C allergy medications account for approximately $6 billion per year in the US, with well over 50% of all Americans purchasing at least one allergy product per year.

MigraSpray(tm)

MigraSpray(tm) is a homeopathic solution containing the herb feverfew. The formulation is unique and proprietary to the Company. In addition, the Company uses a proprietary process that enhances both the bioeffectiveness and bioavailability of the solution.

Feverfew has a long history of use for relieving various conditions, including the symptoms associated with migraines and other headaches. The use of feverfew has been shown in two double blind, placebo-controlled trials to reduce both the severity and frequency of migraines (1)(2). MigraSpray(tm) is designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes excellent and rapid absorption of the MigraSpray(tm) solution.

Most individuals find that a single administration is sufficient, though for some a second administration shortly after the initial dose is beneficial. The shelf life of MigraSpray(tm) is 2 years. A 10 ml bottle will last the average user approximately 3 months, depending on the frequency of use.

     *    Contains:    10 ml
     *    Indication:  For relief of headaches.
     *    Directions:  Administer 10 full sprays under the tongue and hold for at least thirty seconds before swallowing. Dose can be
                       repeated one time after 5 minutes if  required.  Use as
                       needed or directed by physician.
     *    Active
          Ingredients: A proprietary homeopathic blend: feverfew (Tanacetum
                       Parthenium, leaves and flowers), Goldenseal (Hydrastis
                       rhizoma, root, Dandelion (Taraxicum denleonis, root),
                       Polyporus  Officinalis (Polyporus umbelleatus,
                       Sclerotium) (all 3x)
     *    Inactive
          Ingredients: Distilled water, glycerin, ascorbic acid, potassium
                       Sorbate (as preservative), disodium EDTA.
     _____________________________________________________________________
     (1)  Murphy. JJ Lancet 1988 Jul 23:2(8604)): 189-92
     (2)  Johnson. ES British Medical Journal 1985 Aug 31.291 (6495) 569-73

MigraDaily(tm)

MigraDaily(tm) is a daily supplement, which contains the clinically studied levels of Magnesium, Riboflavin (Vitamin B2) and feverfew, which have been shown to be effective supporting normal cerebrovascular tone.
     *    Container:   75 CC white HDPE plastic bottle, desiccant, cotton,
                       foam-lined cap, neck band, p/s label, inserted in box.
     *    Contains:    56 Caplets
     *    Caplet Size: 7/8 oblong
     *    Indication:  For relief of headaches.
     *    Retail
          Placement:   Analgesics section with other migraine SKU's
     *    Directions:  Administer 1 tablet twice daily.  Should not be taken on an empty stomach.
          Warning:     Do not use if you are pregnant, lactating, or
                       hypersensitive to any of the ingredients.
          Ingredients: Thiamin Mononitrate (Vitamin B1), Riboflavin
                       (Vitamin B2), Calcium (as Dicalcium Phosphate),
                       Magnesium (as Magnesium Oxide), Feverfew extract
                       (standardized to 0.8% Parthenolide), White Willow,
                       Bark Powder

MigraSpray(tm) and MigraDaily(tm) Market

It is estimated that 32 million Americans, or nearly 12% of the population, suffer from migraine headaches. The severity of migraine pain and the length of the attacks, which can extend from several hours to several days, make this condition a major health problem. Migraine headaches not only affect the sufferers themselves, but their families, friends and employers as well.
An estimated 150 million workdays a year are lost to headache pain, costing as much as $13 billion annually in lost productivity.

While no drug is effective in relieving migraine headaches for all patients, pharmaceutical manufacturers have introduced a host of medications, including prescription drugs and over-the-counter ("O-T-C") treatments that target migraine pain in several different ways. O-T-C products offer a comparatively low-cost treatment, their effectiveness is limited and they typically require a considerable amount of time to take effect, often several hours.
Prescription remedies, meanwhile, generally offer the promise of a higher degree of efficacy, but many preclude patients with cardiac and vascular disorders, carry the risk of significant side effects and often present a major cost burden to the consumer.

The Company has introduced two new products. One treats migraine headaches by offering a safe, affordable alternative that usually provides relief in a matter of minutes rather than hours, while the other is a supplement designed to reduce the frequency and severity of migraine attacks, when taken prophalactically.

MigraSpray(tm) is a proprietary formulation centered on the active ingredient parthenolide, which is postulated to block the release of inflammatory substances from the blood. The compounds utilized in MigraSpray(tm) have been an effective, time-honored treatment, for migraines and other headache pain. However, as innovative as the formulation of this product is, its delivery system, a sublingual spray, allows for improved bioavailability and more rapid metabolization. This enables the solution to be absorbed directly into the blood stream through capillaries in the mouth and tongue without being degraded by exposure to the gastric system and liver. This fast-acting delivery system allows MigraSpray(tm) to begin taking effect in as little as 10 minutes, dramatically faster than other non-prescription and prescription medications.

In addition to MigraSpray(tm), NatureWell is introducing MigraDaily(tm), a supplement that contains magnesium; riboflavin (vitamin B2) and feverfew, along with thiamin (vitamin B1) and white willow bark (salicin). Studies have indicated that Magnesium, riboflavin and feverfew have all been shown to be effective in reducing the frequency and severity of migraine attacks, while thiamin and white willow bark are included to enhance that effect.

According to the Company, recent research has indicated that if magnesium, riboflavin and feverfew are taken in the recommended amounts, they can reduce the incidence of migraine headaches by as much as 50% as well as reducing their severity. Moreover, many migraine sufferers purchase the substances individually in an effort to take the dosages recommended in the studies.
Since the formulation of MigraDaily(tm) contains the recommended dosages, it provides a more convenient and economical dosing regimen. The combination of fast-acting MigraSpray(tm) with the added function of MigraDaily(tm) should prove to be an efficacious, fast-acting therapy that will provide migraine sufferers with a less expensive alternative with an excellent side effect profile when compared to current therapeutic regimens.

A recent blinded clinical study utilizing MigraSpray(tm) yielded impressive conclusions. Of the patients who receive the active product (MigraSpray(tm)), all reported improvement. Fifty-seven percent experienced complete cessation of symptoms within 15 minutes while the remaining 43% reported significant relief within 30 minutes and were able to completely avoid or use less of their rescue medication. Moreover, the study yielded one other important benefit. Many on the current O-T-C and prescription migraine remedies leave patients susceptible to rebound headaches. Rebound headaches are a common side effect in which a resurgence of the headache pain occurs after the effects of the treatment medication have worn off. In many instances the rebounding headache pain is more severe than the initial attack. Patients who received MigraSpray(tm) in the initial study reported no such occurrences. Finally, and by no means least important, no one in the group reported any side effects.

In addition, a just completed double-blind placebo controlled crossover study indicated that MigraSpray(tm) is a next generation migraine remedy.
Consumers will find the fast-acting MigraSpray(tm) to be an extremely safe and cost-effective first line therapy for the relief of their migraine headaches.

AllerSpray(tm)

AllerSpray(tm) is a homeopathic solution of various herbs and amino acids. The exact formulation, created by the Company, is unique and proprietary. In addition, the Company uses a proprietary process that enhances both the bioeffectiveness and the bioavailability of the solution in AllerSpray(tm).

Several of the herbs and amino acids used in AllerSpray(tm), such as Dandelion and Histidine, have a long history of use for relieving the symptoms associated with allergies.

AllerSpray(tm) is designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes excellent and rapid absorption. Most individuals find that a twice-daily use is sufficient in the relief of symptoms.

The shelf life of AllerSpray(tm) is 2 years. A 20 ml bottle will last the average user approximately 1 month with daily use.

     *    Contains:    20 ml.
     *    Indication:  For relief of allergy symptoms.
     *    Directions:  Administer 3 full sprays under tongue and hold for at least thirty seconds before swallowing.
                       Use twice daily as needed.
     *    Contents:    A homeopathic solution of distilled water, vegetable
                       glycerin, proprietary herbal blend (4x): Eyebright, Dandelion, Ginger, Matico, Coptis, Proprietary Amino
                       Acid Blend:  Histidine, Pure Form 20 Blend, Aspartic
                       Acid, Serine, Proline, Arginine and Potassium Sorbate.

Living Water Eye Lotion

Living Water Eye Lotion(tm) is an eye irrigating solution, used for cleansing the eye and relief of discomfort, burning, stinging, itching due to dryness, air pollutants, allergens, chlorinated water and other irritants that affect the eye.

Living Water Eye Lotion(tm) is formulated using a proprietary technology, which enhances its effectiveness and shelf life.

Living Water Eye Lotion(tm), is different than:

     "Eye lubricants," "Artificial Tears," and "Contact Lens Lubricants," which contain ingredients that increase fluid viscosity in an attempt to relieve eye dryness or the rewetting of contact lenses.

     Viscous solutions can further irritate the eyes.

     "Eye redness relievers," which contain vasoconstrictors that are associated with "rebound" effects (more redness) frequent use of which can cause additional eye problems.

Living Water Eye Lotion(tm) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing, while not interfering with the natural functions. People with irritated or dry eyes use it, in addition to people who normally wear contact lenses and suffer these effects. The shelf life of Living Water Eye Lotion(tm) is 2 years. A bottle will last the average user 2 to 3 months.

     *    Contains:    15 ml.
     *    Indication:  For cleansing the eye to help relieve discomfort, burning, stinging and itching due to various
                       irritants.
     *    Directions:  Place drops into affected eye(s).  Use as needed or use as directed by physician.
     *    Contents:    A sterile, isotonic aqueous solution containing a
                       borate buffer system and sodium chloride. Preserved with 0.1% Sorbic Acid and disodium EDTA. Contains 15 ml

OptoPet Eyewash(tm)

OptoPet Eyewash is for cleansing the eyes of dogs and cats (and other animals), by removing mucous, which causes fur stains beneath the eyes of the pet
(a significant problem in certain breeds).

NatureWell(tm) Contact Lens

The NatureWell(tm) Contact Lens is a disposable daily wear soft lens made from a new, FDA approved, non-ionic material. Because of its characteristics, which enhance its durability and soil resistance, it can be recommended for one-month use and replacement, as opposed to most disposable lenses, which are recommended for replacement every 2 weeks.

The lens, with a blue handling tint, has a thin lens profile with an edge designed to promote better tear exchange and corneal health. It is ideally suited for dry eyes, summer air conditioning, winter central heating and low humidity environments.

The advantages of the NatureWell(tm) Contact Lens daily wear soft lens made from a new, FDA approved, non-ionic material, include an enhanced durability and soil resistance. It can be recommended for one-month use, as opposed to most disposable lenses, which are recommended for replacement every 2 weeks, which gives the lens both a convenience and economic advantage.

Rapid Diagnostic Test

The Company has developed a rapid diagnostic test for the detection of active tuberculosis. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from people who have active TB, in less than three minutes. The ability of the test to distinguish infection from "active" disease makes it helpful in assisting medical professionals in selecting the appropriate therapy to treat the patient.

The Company, through its subsidiary DiagnosTech, will receive a royalty on the net sales of the product made by Meridian. The Company may also receive additional cash bonuses if certain sales figures are attained.

THIRD PARTY VENDORS

The Company outsources all of its major operational activities including production, distribution and packaging. Although the Company believes it has good relations with its vendors there can be no assurance that any third party vendor will be able or willing to continue to provide services to the Company. Additionally, as a result of its outsourcing strategy the Company is reliant upon the capabilities of outside vendors to execute tasks that are critical to its business success.

The Company believes that its "virtual company" strategy is the most cost effective approach for rapidly manufacturing and distributing its products.

Outsourced Marketing

During fiscal year 2001, NatureWell signed an exclusive, marketing agreement with Mitchell Health Technologies, Inc. ("Mitchell") for the marketing of the Company's MigraSpray(tm), MigraDaily(tm) and AllerSpray(tm) products within the United States. Under the agreement Mitchell acts as exclusive Master Broker for the three products.

Mitchell has historically distributed unique health and medical products to approximately 48,000 food, drug, and discount stores within the United States.

The Company believes that its alliance with Mitchell enhances its ability to introduce products to the national market place quickly.

SALES AND MARKETING

The Company intends to market its products through marketing agreements with strategic partners like Mitchell. The Company will focus on mass marketing companies as primary channels of distribution of its products, with international retail and Internet distribution channels to follow. To help further its sales and marketing objectives the Company has enlisted the aid of Essertier & Braverman, a Madison Avenue advertising firm whose principals possess experience in national marketing of pain relief and healthcare products.

Advertising Plan Objectives

  *  Consumer Introduction to MigraSpray
  *  Achieve positive brand awareness among target audience
  *  Leverage awareness against trade audience
  * Leverage promotional opportunities via value added programming to achieve enhanced reach

Target Market

Building a media plan is typically done using either demographic/psychographics data or product usage data. With no sales or usage history, the Company is relying on syndicated data. The Company has evaluated the research, applied regional skews and analyzed distribution channels to apply a formula based on migraine incidence vs. the target market to make recommendations.

Target Profiles

Women have the highest incidence of migraine attacks (approximately three-fourths of migraine sufferers are women), especially those who have children under the age of eighteen still living at home. The average age of a migraine sufferer is between 25-54 years old with an average to moderate income, and is usually employed in middle range occupations such as clerical, sales, and technical based jobs. Migraine sufferers tend to be heavy print readers, strong radio listeners and average TV viewers.

PATENTS, TRADE SECRETS AND LICENSES

Proprietary protection for the Company's products, processes and know-how is important to the Company's business. Thus, the Company plans to aggressively prosecute and defend its proprietary technology. The Company intends to file patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain it's competitive position.

Patent positions of healthcare product firms, including the Company's are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company may prosecute its patent applications with the United States and foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent applications or that it was the first to file patent applications for such inventions.

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

The Company has patents pending covering its MigraSpray(tm) and MigraDaily(tm) products, and intends to file patent applications for additional products in the future. There can be no assurance that these patents will be granted or, if granted, upheld by a court of competent jurisdiction.

HUMAN RESOURCES

As of June 30, 2001, the Company had ten employees and utilized the services of consultants, part-time personnel or independent contractors, engaged in research and development, customer service and general administration.
The Company's research and development staff is made up of professionals working as independent contractors. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.


ITEM 2.   PROPERTY

The Company's corporate headquarters is located at 7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037. The facility is approximately 2,000 square feet and is leased through March 31, 2002 at approximately $4,900 per month.

In anticipation of warehouse space needed to distribute its products the Company entered into a 55-month lease for an 18,000 square foot warehouse and office building at approximately $18,000 per month. Subsequent to entering into such lease the Company decided to outsource its distribution operations and entered into a fulfillment agreement with a distribution and fulfillment center located in Ontario, CA. As a result, the Company has engaged the services of a commercial broker to sublet the property. Although the Company believes that it will secure a sublease tenant for the property, there can be no assurance that if it does the terms of the sublease will fully cover the amount of the Company's commitment under the lease.


ITEM 3.   LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-KSB, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

On June 13, 2001 the Company filed an action in the Superior Court of San Diego County against a former officer and director of the Company.
The complaint, NatureWell, Inc. v. Steven C. Roberts, M.D., asserts claims of and for; declaratory relief, rescission, breach of fiduciary duty (self dealing), and breach of the covenant of good faith and fair dealing, and conversion. The suit alleges, among other things, that the former officer improperly used his position in order to coerce the Company into signing a one-sided and illusory "Consulting Agreement" (the "Agreement").
On July 24, 2001, the San Diego County action was removed to United States Federal Court for the Southern District of California pursuant to 28 U.S.C.
section 1441 (b) (diversity). All of the Company's causes of action in the San Diego County suit survive the removal to the US District Court in California. On July 16, 2001 the defendant in the California action,
Steven C. Roberts, M.D., filed an action in the United States District Court, District of Minnesota, 4th Division titled Steven C. Roberts v. NatureWell, Inc. The Minnesota complaint seeks the Court to compel the formation of a Minnesota arbitration panel for the purpose of adjudicating the disputes that exist between the Company and Roberts in regard to the Agreement. Currently the Minnesota Federal Court action has been continued pending the outcome of certain issues before the California Federal Court including, among other things, venue, whether the Agreement may properly be before an arbitration panel, whether the Agreement is illusory and whether the Agreement was obtained by coercion.

Company has made an estimate of the likely costs attributable to this action and legal costs associated with this action. The Company does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit; however, in the opinion of the Company and its counsel, the disposition of this lawsuit will not adversely affect the consolidated financial statements of the Company to a material extent.

The Company also believes that it will prevail in this matter and nullify the contract between the Company and the former officer and director of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

The Company, however, as of September 18, 2001, sent to its shareholders of record a "Consent Solicitation/Information Statement" with attached "Form of Consent Solicited on Behalf of the Board of Directors of NatureWell, Inc. to Reincorporate to Delaware." The form of consent solicitation is included as an exhibit to this report. No change in the Company's name, board members, business, management, fiscal year, assets, liabilities, or corporate headquarters will occur as a result of the re-incorporation.


PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2001, there were over 275 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock:

Fiscal Year 2000:                                         HIGH     LOW
                                                         ------   ------
First Quarter ...........................................  0.14     0.10
Second Quarter...........................................  0.16     0.075
Third Quarter ...........................................  0.94     0.14
Fourth Quarter...........................................  0.73     0.17

Fiscal Year 2001:
First Quarter ...........................................  0.21     0.075
Second Quarter...........................................  0.15     0.055
Third Quarter ...........................................  0.087    0.045
Fourth Quarter...........................................  0.30     0.085

Fiscal Year 2002:
First Quarter ...........................................  0.77     0.30

Recent Sales of Securities

During the year ending June 30, 2001 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 or were registered under Form S-8 filed in the second half of fiscal year 2001.

During the month of July 2000, the Company issued 110,000 shares of restricted common stock valued at $18,600 at the time of issuance as payment for services performed.

During the month of August 2000, the Company issued (i) 18,406 shares of restricted common stock valued at $3,129 at the time of issuance as payment for a promissory note, and (ii) 580,000 shares of S-8 stock valued at $68,000 at the time of issuance as payment for services performed.

During the month of September 2000, the Company (i) issued 400,000 shares of S-8 stock valued at $44,000 at the time of issuance as payment for services performed, (ii) issued 110,000 shares of restricted common stock valued at $15,000 at the time of issuance as payment for services performed, and
(iii) received $45,000 from the sale of 415,000 shares of restricted common stock.

During the month of October 2000, the Company (i) issued 500,000 shares of restricted common stock valued at $55,000 at the time of issuance for services performed, (ii) issued 1,485,000 shares of S-8 stock valued at $148,050 at the time of issuance for services performed, and (iii) received $18,000 from the sale of 300,000 shares of restricted common stock.

During the month of November 2000, the Company (i) received $12,000 from the sale of 200,000 shares of restricted common stock, and (ii) issued 180,000 shares of restricted common stock valued at $12,600 at the time of issuance as settlement for an account payable.

During the month of December 2000, the Company issued 200,000 shares of restricted common stock valued at $12,000 at the time of issuance as payment for services performed.

During the month of January 2001, the Company issued (i) 1,500,000 shares of S-8 stock valued at $75,000 at the time of issuance as payment for services performed, (ii) 150,000 restricted shares of common stock valued at $9,000 at the time of issuance for payment of interest on a note payable, and
(iii) 1,740,000 shares of restricted common stock valued at $106,800 at the time of issuance as payment for services performed.

During the month of April 2001, the Company (i) issued 1,142,857 shares of restricted common stock valued at $70,000 at the time of issuance as payment for services performed, (ii) issued 300,000 shares of restricted common stock valued at $18,000 at the time of issuance for settlement of an account payable,
(iii) received $118,000 from the sale of 1,536,712 shares of restricted common stock, and (iv) granted 14,250,000 shares of restricted common stock valued at $855,000 at the time of issuance to certain key executives pursuant to a plan and employment agreements and arrangements.

All of the shares above were issued to sophisticated investors, each having a pre-existing business relationship with the Company. All of the Shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and all of the shares were issued without an underwriter.

All of the S-8 shares listed above were issued to Timothy J. Connor, the Company's former CEO and president (the current Chairman of the Board), as payment for services performed.

All of the transactions referred to above are exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of
Section 4(2) thereof covering transactions not involving any public offering or involving no "offer" or "sale" or as specified as S-8 registered shares as filed in the second half of fiscal year 2000.
During the year ending June 30, 2001 the Company made issuances and sales of securities in reliance upon the exemption provided by Section 4 (2) of the Securities Act of 1933 or under Form S-8 registration filed in the second half of fiscal year 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has not had significant revenues from operations in each of its last two fiscal years (or since its inception) and is classified as a development stage company. The Company's business is divided into two separate, distinct operations: the Nutraceutical Division and the Diagnostic Division. The Company has increased its focus and resources on the Nutraceutical Division and has limited capacity and activities in the Diagnostic Division through a qualified industry business partner.

RISK FACTORS

Certain statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "believe," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; general economic and business conditions and other factors referenced in this report.

Any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, the following factors should be considered carefully in evaluating the Company, its business before purchasing any of the securities of the Company.
In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors", "Business", and elsewhere in this report.

The risk factors associated with the shares of the Company in this report are described herein under "RISK FACTORS", and include, (a) the Company is in an early stage of development b) the Company's lack of prior operating history
(c) failure to manage growth (d) extensive government regulation (e) product liabilities (f) competition in the industry, (g) reliance on distributors
(h) market acceptance of future products (i) potential fluctuations in margins
(k) dependence on key personnel (l) intellectual product protection and,
(m)expansion into foreign markets.

Development Stage Company.

The Company is a development stage business engaged in the development and sale of nutraceutical and diagnostic products. The Company researches, develops, manufactures (on a limited basis) and markets various products.
The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions. The Company has recommenced operations - however, revenues generated to date have been primarily related to the sale of ancillary products.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success.

The Company commenced sales of MigraSpray(tm) and MigraDaily(tm) on a national level subsequent to June 30, 2001 the date of this report and has recently developed or modified additional products that may lead to other revenue sources for its products. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $17.9 million through June 30, 2001. The Company's operations to date have progressed from research and development activities to the marketing and sale of MigraSpray(tm) and MigraDaily(tm). Most if not all of the Company's other products are in developmental stage. Sales of the MigraSpray(tm) and MigraDaily(tm) or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including the following:

  *  limited capital;
  *  delays in product development;
  *  possible cost overruns due to price increases in raw product;
  *  unforeseen difficulties in the Company's manufacturing processes;
  *  uncertain market acceptance; and
  *  the absence of an operating history.

Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Failure to Manage Growth.

The Company expects to experience significant growth and expects such growth to continue into the future. The Company's growth may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Part of the Company's business strategy will be to acquire assets that will compliment its existing business and products. The Company is unable to predict whether or when any material transaction will be completed should negotiations commence. If the Company proceeds with any such transaction, no assurance can be given that the Company can effectively integrate the acquired operations with its own operations. The Company may also seek to finance any such acquisition by debt financing or issuance of equity securities and there can be no assurance that any such financing will be available or acceptable terms or at all.

Extensive Government Regulation.

The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration, the Federal Trade Commission and the Consumer Product Safety Commission. The Company's activities are also regulated by various state and local governmental agencies in the states where the Company distributes its products and in which the Company's products are sold. Although the Company believes that it is in compliance with all existing regulations the Company remains subject to the risk that, in one or more of its present or future markets its marketing system could be found not to be in compliance with applicable laws or regulations.

In addition, the Company is unable to predict whether it will be able to comply with any new legislation or regulations or amendments to legislation and regulations that may be enacted in the future. New laws or regulations could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Failure by the Company to comply timely with all laws and regulations applicable to its products could have a material adverse effect on its business, operations and financial condition.

Product Liabilities.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently has $5,000,000 of product liability insurance with $2,500 self-insurance retention per occurrence and no self-insurance retention in the aggregate and its manufacturers have insurance policies. However, there can be no assurance that the insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

Competition in the Industry.

The business of designing, marketing and selling nutraceutical and diagnostic items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may capture rapidly a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. To a lesser degree, the Company is subject to significant competition from other organizations for the services of distributors. The Company's ability to remain competitive depends, in significant part, on the Company's success in its product distributors that includes Mitchell and its master brokers. Mitchell has the exclusive rights to the Company's products for the continental United States and has had limited success with other products manufactured by other companies in the healthcare field.

Market Acceptance of Future Products.

A substantial part of the Company's future growth strategy may depend upon the development of new products. However, there can be no assurance that such new products will be developed timely and within budget or if developed will meet with market acceptance, and if such products do meet with market acceptance, that they can be sold profitably. Any new products developed by the Company likely will face competition from numerous larger nutraceutical and diagnostic manufacturers whose resources are substantially greater than those of the Company and whose market presence may make it difficult or uneconomic for the Company to introduce new products against such competition.

Dependence on Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management, particularly Mr. Timothy Connor, Mr. James Arabia and
Dr. Donald Brucker. The interruption of the services of key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. The Company has an agreement with Mssrs. Connor, Arabia, and Dr. Brucker; the Company's Chairman, President and Chief Executive Officer, and Vice President of Research and Development however, no assurance can be given that each executive will remain with the Company during or after the term of his or her employment agreement. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.

Intellectual Property Protection.

The Company's trademarks are valuable assets, which are very important to the marketing of its products. The Company intends to file patent applications where appropriate, to protect technology inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Consequently, even though the Company may prosecute it's patent applications with the United States and Foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent application or that it was the first to fill patent applications for such inventions.

There can be no assurance that a court of competent jurisdiction, if issued, would hold patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States patent and trademark office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications, if any, will result in patents being used issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the meaningfully protect its right to unpatented trade secrets.

Expansion Into Foreign Markets.

The Company intends to market its products to the international markets at a future date. Significant regulatory and legal barriers must be overcome before marketing can begin in any foreign market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. The Company also may experience problems related to entering new markets with different cultural bases and legal systems from those encountered in the United States.
Moreover, expansion of the Company's operations into new markets may entail substantial working capital requirements and costs associated with regulatory compliance. No assurance can be given that the Company will be able to replicate its sale model or make any significant sales of its products in foreign markets.

There can be no assurance that the Company will generate international revenues or those risks of international sales and operations will not harm the Company. International business involves inherent risks, and the Company anticipates the risks that may affect the Company include:

  *  Fluctuating exchange rates;
  *  Price controls or other restrictions on foreign currency; and
  *  Difficulties in obtaining export and import licenses.
  * Unexpected changes in regulatory requirements and tariffs that may be imposed;
  *  Difficulties in staffing and managing foreign operations;
  * Longer payment cycles and greater difficulty in accounts receivable collection;
  *  Potentially harmful tax consequences;

In addition, the Company has only limited experience in marketing, selling and supporting its products and services. The Company does not have any experience in developing foreign language versions of its products. This may be more difficult or take longer than anticipated due to international problems, such as language barriers or currency exchange issues, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the Internet infrastructure in the United States.

Capital Requirements.

The continued development and commercialization of the Company's products will require a commitment of substantial funds, although the Company believes with sufficient capital raising efforts completed (as discussed in "Expected Capital Requirements") together with cash generated from operations, will be sufficient to fund the operations of the Company for the next year, however there can be no assurance that the Company will be able to complete these efforts. To the extent that the proceeds from private placement offerings and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity or debt financing. The Company's actual capital requirements will depend on many factors, including but not limited to, the costs and timing of the Company's development and launch activities, the success of the Company's development efforts, the costs and timing of the expansion of the Company's sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, the Company's ability to maintain existing collaborative relationships and enter into new collaborative relationships, competing product developments, the progress of the Company's commercialization efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property claims, developments related to regulatory issues, and other factors.

The Company estimates that it will require several million dollars to launch additional products with significant marketing efforts in its target markets and further additional funds will be necessary to implement the Company's business plan nationwide. Additionally, the Company also anticipates it will need to raise additional capital in order to develop, promote and maintain its relationship with its distributors and master brokers. To satisfy these capital requirements, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements.
Any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.
There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

The Company over the next twelve months will need to raise additional funds for its business operations. The Company has closed its convertible preferred stock private placement offering of which the Company has secured approximately $750,000. The Company is currently drafting a proposed debt offering with attached equity instrument and a straight equity offering. The proposed debt/equity offering will be for a maximum of $3,000,000, with no minimum.
The maximum offering and projected cash flows from forecasted operations management believes will be sufficient to cover the Company's cash needs for the next twelve months. If the Company is unable to complete the offering, the Company will be limited in its ability to complete its proposed business plan, and to compete on a national level with expected growth through the sales of MigraSpray(tm) and MigraDaily(tm). The Company may attempt to retain the assistance of a financial institution in this capital raising effort.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company will continue its research and development activities. The Company has completed its research and development activities on the MigraSpray(tm), MigraDaily(tm) and AllerSpray(tm) products and expects to bring additional products to market. The Company through the efforts of Dr. Brucker, Vice President of Research and Development, is developing various new and enhanced products for the Company. The products once completed will undergo clinical trials and market analysis comparison for profit and growth potential.

FINANCIAL RESOURCES

At June 30, 2001 and 2000, the Company had current assets of $424,211 and $873,409 including cash of $162,921 and $28,765, respectfully.
At June 30, 2001, current assets included nutraceutical inventory valued at $25,809 and prepaid expenses of $134,763 (comprised primarily of prepaid marketing costs). Total assets were $443,312 and $1,368,956. Other assets as of June 30, 2000 included $476,431 in scientific technology; this amount was reserved entirely during the year ended June 30, 2001.

Total sales for the years ended June 30, 2001 and 2000 were $21,378 and $91,929, respectively. The Company during the year ended June 30, 2001 had ceased its own sales and marketing activities in anticipation of the Mitchell distribution agreement. The Company has begun to see some results of the Mitchell activities. The Company during September 2001 delivered several shipments of its MigraSpray(tm) and MigraDaily(tm) products to a national retail chain. Costs and expenses for the twelve months ended June 30, 2001 and 2000 were $2,409,629 and $1,562,118 resulting in a loss from operations for the period of $2,388,251 and $1,470,189, respectively.

VALUATION RESERVE OF ANTISERA INVENTORY AND SCIENTIFIC TECHNOLOGY

The Company has made the decision to write down the remaining Antisera inventory. It has been determined that the marketing of Antisera products no longer fits into the Company's long-range plans. The Company reserved an additional $775,000 of value against the Antisera inventory. The Company believes that in the future it may sell the Antisera, but it will not expend any significant marketing efforts doing so. The Company is concentrating on its proprietary nutraceutical products.

The Company in light of its current operations has reserved 100% of the value of the scientific technology. The decision by the Company is taken in light of the Company's focus on its nutraceutical products and its sole diagnostic product being licensed to Meridian Biosciences, Inc. The Company has additional products in its diagnostics division however at this time, none are ready for market.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company. The Company has secured a distribution agreement with a fulfillment center located in Ontario California. This distribution agreement provides for the distribution, warehousing, and handling of products through an economically advantageous relationship.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company plans to add up to 5 additional employees over the next twelve months as its production, distribution, and sales and marketing efforts increase. Most of the anticipated new employee positions will likely be at the manager and/or staff level.

RESULTS OF OPERATIONS

As discussed above, the Company had not engaged in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a small development stage business. Since that time, the Company has been developing various products and has begun to distribute its products through Mitchell Health Technologies.

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

On a consolidated basis, the Company had sales totaling $21,378 for the year ended June 30, 2001, compared with $91,929 in sales for the same period ending June 30, 2000. This represented a decrease of $70,551 or 76.7% in sales from the year before. The Company has been concentrating on the launch of its two products that will be distributed through the Mitchell network; MigraSpray(tm) and MigraDaily(tm). The Company believes that these products will be well received by mass-market retailers. Sales for the year ended June 30, 2001 were derived from phone in orders and Internet based sales.

The Company experienced a net loss of $3,216,093 for the twelve-month period ended June 30, 2001, compared with a net loss of $2,089,119 for the same period ended June 30, 2000. This represents an increase of $1,126,974 or 53.9% from the prior year. A substantial portion of the increase in net loss is attributable to the Antisera inventory write-down and scientific technologies write down. The total write down accounts for $1,215,205 of the total net loss. The Company in addition to the write-downs of assets, took a reserve for litigation costs of $250,000, this reserve is attributable to the anticipated costs associated with litigation. The Company has filed a suit against its former officer and director regarding improprieties surrounding a consulting agreement and other actions of the former officer and director.

Consulting fees totaled $637,763 for the year ended June 30, 2001, compared with $700,619 for the same period ending June 30, 2000. This represented a decrease of $62,856 or 9.0% from the prior year. The Company realized some decrease in the use of outside consultants through the employment of both its Chief Financial Officer and Chief Executive Officer. Selling and administrative expenses incurred by the Company, was $1,663,211 for the year ended June 30, 2001, compared with $688,349 for the same period ended
June 30, 2000. This represented an increase of $944,862 or 137.3% from the prior year. The increase is due to several items. First and foremost is the increase in salaries brought on by the hiring of both a Chief Financial Officer and Chief Executive Officer, which resulted in an additional $600,000 in salaries for the year. Secondly is an increase in legal fees incurred by the Company and the reserve for litigation costs of $250,000. See "Item 8 Legal Proceedings." The Company has increased its expenditures in preparation of its launch of its two products, MigraSpray(tm) and MigraDaily(tm).
These expenditures include convention costs, one time advertising and marketing costs, production mockups, focus groups and samples. The Company believes that these costs are necessary for the launch and the success of the products.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the private placement of common stock, preferred stock, issuing of warrants, and to a lesser degree, sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for at least twelve months. If the Company is not successful in completing its private placements it will not have the necessary funding to launch its products or continue with its operations. See "Plan of Operation - Financial Resources." The Company has as of June 30, 2001 $162,500 in cash, primarily derived from the sale of preferred stock. The Company's preferred stock converts into common stock of the Company at varying rates.

NEW ACCOUNTING STANDARDS

The Securities and Exchange Commission issued Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") effective for fiscal years beginning after December 15, 1999. SAB 101 reaffirms and provides guidance for standards of revenue recognition in financial statements.
The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

The Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44") effective July 1, 2000. FIN 44 provides guidance for certain transactions involving stock compensation. The Company has adopted FIN 44 in its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 138 amends SFAS No. 133 and addresses certain difficulties in the implementation of SFAS No. 133.
Both statements are effective January 1, 2001. The adoption of these statements did not have a significant effect on the financial position or results or operations of the Company.

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 took effect December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company did not have any components of other comprehensive income during the years ended June 30, 2001 and 2000.

INFLATION

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall product prices have generally been stable. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs.

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
REPORT OF INDEPENDENT ACCOUNTANTS                                 12

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2001 and 2000     13

     Consolidated Statements of Operations for the years ended
     June 30, 2001 and 2000, and cumulative totals for
     development stage operations from December 3, 1993
     (date of recommencement) through June 30, 2001               14

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the period December 3, 1993 (date of
     recommencement) through June 30, 2001                        15

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2001 and 2000, and cumulative totals for
     development stage operations from December 3, 1993
     (date of recommencement) through June 30, 2001               16

     Notes to Consolidated Financial Statements                   17

-------------------------------------------------------------------------------

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                        Certified Public Accountants



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
NatureWell, Inc.

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The June 30, 2000 financial statements were audited by other auditors whose report dated October 11, 2000, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Inc. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.


/s/ Armando Ibarra, CPA
-----------------------
ARMANDO C. IBARRA, CPA-APC
Chula Vista, California
September 21, 2001


                                    - 12 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                               06/30/01          06/30/00
                                             -----------       -----------
                   ASSETS
CURRENT ASSETS:
Cash                                         $   162,921       $    28,765
Accounts receivable                                5,482            31,106
Advances to officer                               45,799             6,428
Inventory                                         25,809           800,447
Prepaid expenses                                 134,763             6,663
Other current assets                              49,437              -
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        424,211           873,409

Property and equipment                            14,315            15,345

OTHER ASSETS:
Scientific technology                               -              476,431
Other assets                                       4,786             3,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                            4,786           480,202
                                             -----------       -----------
TOTAL ASSETS                                 $   443,312       $ 1,368,956
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                             $   347,182       $   199,994
Accrued expenses                                 416,507            88,850
Accrued officers' compensation                    36,387              -
Accrued interest                                  77,578              -
Accrued litigation costs                         250,000              -
Customer deposits                                   -                  663
Lease obligations,                                  -                  734
Loans payable                                    299,911           116,016
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 1,427,565           406,257
                                             -----------       -----------

LONG-TERM LIABILITIES:
Convertible debentures                           571,000           571,000
Minority interest                               (153,451)          321,348
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 417,549           892,348
                                             -----------       -----------
TOTAL LIABILITIES                              1,845,114         1,298,605

STOCKHOLDERS' EQUITY:
Preferred stock, no par value (5,000,000
  shares authorized; 258 and none for
  2001 and 2000, respectively)                   257,550              -
Common stock, no par value
  (50,000,000 shares authorized,
  49,101,044 and 23,983,069 shares
  issued & outstanding, respectively)         15,989,711        14,233,321
Additional paid-in capital                       869,247           869,247
Less stock subscriptions receivable                 -              (95,000)
Less unearned compensation                      (615,000)             -
Accumulated deficit (Note B)                 (17,903,310)      (14,937,217)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (1,401,802)           70,351
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   443,312       $ 1,368,956
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

                                    - 13 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              December 3, 1993
                                                                Development
                                                                Stage Ended
                                                                 June 30,
                                      Year Ended June 30,          2001
                                      2001          2000         (Note B)
                                   -----------   -----------   -------------
REVENUES:
Revenues                           $    21,378   $    91,929   $     713,163

COSTS AND EXPENSES:
Cost of products sold                   56,137        40,899         504,797
Consulting services                    637,763       700,619       2,746,818
Depreciation and amortization           48,670        67,687         208,700
Research and development                 3,848        64,564         746,610
Selling and administrative expenses  1,413,211       688,349       4,037,833
                                   -----------   -----------   -------------
TOTAL COSTS & EXPENSES               2,159,629     1,562,118       8,244,758
                                   -----------   -----------   -------------
LOSS FROM OPERATIONS                (2,138,251)   (1,470,189)     (7,531,595)

OTHER INCOME (EXPENSES)
Interest income                           -            1,461         102,688
Interest expense                       (91,204)      (65,351)       (229,364)
Commissions convertible debentures        -         (168,505)       (168,505)
Write-down of inventory               (775,000)   (1,229,165)     (4,638,375)
Write-down of notes/
  interest receivable                    7,333          -           (500,215)
Write-down of scientific technology   (440,208)         -           (440,208)
Loss on disposal
  of assets                               -          (39,964)       (242,293)
Minority interest                      474,799       886,594       2,178,638
                                   -----------   -----------   -------------
TOTAL OTHER INCOME (EXPENSE)          (824,280)     (614,930)     (3,937,634)
                                   -----------   -----------   -------------
NET LOSS BEFORE INCOME TAXES        (2,962,531)   (2,085,119)    (11,469,229)
PROVISION FOR INCOME TAXES               3,562         4,000          23,562
                                   -----------   -----------   -------------
NET LOSS AFTER INCOME TAXES        $(2,966,093)  $(2,089,119)  $ (11,492,791)
                                   ===========   ===========   =============

BASIC AND FULLY DILUTED
LOSS PER SHARE (Note G)            $    (0.11)   $    (0.10)
                                   -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           32,999,953    20,849,191
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

                                    - 14 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD DECEMBER 3, 1993 THROUGH JUNE 30, 2001

                                                                            Unearned                      Deficit
                                                                          Compensation/                 Accumulated
                                                Common      Additional       Stock                        During
                                  Common        Stock        Paid-in      Subscription    Preferred    Development
                                  Stock         Amount       Capital       Receivable       Stock         Stage          Total
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1993             580,951    $6,370,919   $      -              -              -      $ (6,408,367)   $   (37,448)
Net loss, July 1, 1993 to
  December 2, 1993                    -             -             -              -              -            (2,152)        (2,152)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, DECEMBER 2, 1993          580,951     6,370,919          -              -              -        (6,410,519)       (39,600)
Issuance of stock for cash       4,205,780         8,412          -              -              -              -             8,412
Issuance of stock for inventory    532,970     4,142,784          -              -              -              -         4,142,784
Net loss, December 3, 1993
  (inception) to June 30, 1994        -             -             -              -              -           (30,305)       (30,305)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1994           5,319,701    10,522,115          -              -              -        (6,440,824)     4,081,291
Issuance of stock in private
  placement                        590,500       236,200          -              -              -              -           236,200
Issuance of stock for services     402,000       160,800          -              -              -              -           160,800
Additional paid-in capital from
  non-cash related party
  transaction                         -             -          900,000           -              -              -           900,000
Net loss, June 30, 1995               -             -             -              -              -        (1,119,064)    (1,119,064)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1995           6,312,201    10,919,115       900,000           -              -        (7,559,888)     4,259,227
Conversion of common stock
  warrants                         459,781       220,625          -              -              -              -           220,625
Issuance of stock for services     225,000        40,000          -              -              -              -            40,000
Issuance of stock in private
  placement                        312,500       125,000          -              -              -              -           125,000
Deferred offering costs               -             -          (68,753)          -              -              -           (68,753)
Net loss, June 30, 1995               -             -             -              -              -          (454,479)      (454,479)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1996          $7,309,482   $11,304,740   $   831,247           -              -      $ (8,014,367)   $ 4,121,620
Conversion of common stock
  warrants                         489,916       141,818          -              -              -              -           141,818
Issuance of stock for cash         370,000       135,430          -              -              -              -           135,430
Issuance of stock for services     968,136       234,257          -              -              -              -           234,257
Net loss, June 30, 1997               -             -             -              -              -        (2,516,096)    (2,516,096)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1997           9,137,534    11,816,245       831,247           -              -       (10,530,463)     2,117,029
Conversion of common stock
  warrants                          50,000        10,000          -              -              -              -            10,000
Issuance of stock for cash         231,525        64,500          -              -              -              -            64,500
Issuance of stock for services
  and notes payable              2,649,927       512,754          -              -              -              -           512,754
Net loss, June 30, 1998               -             -             -              -              -          (695,787)      (695,787)
                                ----------   -----------   -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1998          12,068,986   $12,403,499   $   831,247           -              -      ($11,226,250)   $ 2,008,496
Conversion of common stock
  Warrants                         300,000         3,000          -              -              -              -             3,000
Less stock subscription
  receivable
Issuance of stock for services   1,535,053       127,934          -              -              -              -           127,934
Issuance of stock for
  notes payables                   251,680        45,168          -              -              -              -            45,168
Issuance of stock for
  Subsidiary                     6,082,500       760,313          -              -              -              -           760,313
Issuance of stock in exchange
  For Nasal Mist stock             100,000        11,000          -              -              -              -            11,000
Syndication costs                     -          (48,650)         -              -              -              -           (48,650)
Net loss, June 30, 1999               -             -             -              -              -        (1,621,848)    (1,621,848)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1999          20,338,219    13,302,264       831,247           -              -       (12,848,098)     1,285,413

Conversion of common stock
  Warrants                       1,136,600       405,882          -              -              -              -           405,882
Less stock subscription
  receivable                          -             -             -           (95,000)          -              -              -
Issuance of stock for services   2,217,500       479,775          -              -              -              -           479,775
Issuance of warrants for
  Services                            -             -           38,000           -              -              -            38,000
Issuance of stock for cash         290,750        70,000          -              -              -              -            70,000
Syndication costs                     -          (24,600)         -              -              -              -           (24,600)
Net loss, June 30, 2000               -             -             -              -              -        (2,089,119)    (2,089,119)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 2000          23,983,069   $14,233,321   $   869,247        (95,000)          -      $(14,937,217)   $    70,351

Correction of subscription
  to note receivable                  -             -             -            95,000           -              -            95,000
Issuances of preferred stock          -             -             -              -           257,550           -           257,550
Issuances to officers           14,950,000       892,500          -              -              -              -           892,500
Conversion of notes payable      1,218,406        92,390          -              -              -              -            92,390
Issuances of stock for
  Services                       5,528,636       436,900          -              -              -              -           436,900
Issuances of stock for cash      3,220,933       356,000          -              -              -              -           356,000
Compensation pursuant to plan
  of employment                       -             -             -          (615,000)          -              -          (615,000)
Conversion of common
  stock warrants                   200,000          -             -              -              -              -              -
Syndication costs                                (21,400)         -              -              -              -           (21,400)
Net loss, June 30, 2001                                                                                  (2,966,093)    (2,966,093)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
Balance, June 30, 2001          49,101,044   $15,989,711   $   869,247     $ (615,000)        257,550 $ (17,903,310)  $ (1,401,802)
                                ==========   ===========   ===========    ===========    ===========   ============    ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 15 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED JUNE 30, 2001 AND 2000, AND CUMULATIVE TOTALS
            FOR DEVELOPMENT STAGE OPERATIONS FROM DECEMBER 3, 1993
                (DATE OF RECOMMENCEMENT) THROUGH JUNE 30, 2001

                                                                           Development
                                                                           Stage Ended
                                                                            June 30,
                                               June 30,      June 30,         2001
                                                 2001          2000         (Note B)
                                              -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(2,966,093)  $(2,089,119)  $(11,492,791)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                  48,670        67,687        208,700
    Write-down of inventory                       775,000     1,229,165      4,638,375
    Write-down of scientific technology           440,208          -           440,208
    Write-down interest and note receivable          -             -           507,548
    Minority interest                            (474,799)     (886,594)    (1,303,598)
    Issuance of stock for services and warrants   436,900       517,775      1,784,621
    Loss on property and equipment                   -           39,964         39,686
    Equipment traded for services                    -            5,801          5,801
    Issuance of stock to officers for
      Compensation and other                      940,000          -           940,000
    Unearned compensation                        (615,000)         -          (615,000)
    Loss on Antisera Partnership                     -             -           203,540

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable     25,624       (30,899)        (3,422)
    (Increase)/decrease in inventories               (362)       (3,259)       (29,400)
    (Increase)/decrease in prepaid expenses      (128,100)       19,297       (136,823)
    (Increase)/decrease in advances to officer        129           242         (6,300)
    (Increase)/decrease in other assets           (50,452)          819        (57,101)
    Increase in accounts payable and accrued
      expenses                                    250,000          -           250,000
    (Increase)/(decrease) in accounts payable
      and accrued expenses                       588,146        70,820         843,061
                                              -----------   -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES            (730,129)   (1,058,301)    (3,782,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                       (11,486)       (4,567)       (91,819)
Payments for Nasal Mist, Inc. investments            -             -           (52,181)
Proceeds from sale of property and equipment         -             -             1,750
Buyout minority interest in
Antisera Partnership                                 -             -           (25,000)
                                              -----------   -----------   ------------
NET CASH (USED) BY INVESTING ACTIVITIES           (11,486)       (4,567)      (167,250)
                                              -----------   -----------   ------------
SUBTOTAL CARRIED FORWARD                         (741,615)   (1,062,868)    (3,950,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            356,000       380,882      1,681,867
Syndication costs                                 (21,400)      (24,600)      (156,003)
Proceeds from issuance of preferred stock,
  (net)                                           257,550          -           257,550
Proceeds from sale of minority interest
  Stock, (net)                                       -          (20,000)     1,029,300
Payments on related party debt                       -             -           (40,152)
Payments on capital lease obligations                (734)       (1,300)       (11,876)
Conversion of stock subscription to loan
  receivable                                       95,000          -            95,000
Proceeds from convertible debentures                 -          571,000        571,000
Payment on loans payable, (net)                   189,354       (22,904)      (686,327)
                                              -----------   -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         875,770       883,078      4,113,013
                                              -----------   -----------   ------------
NET INCREASE(DECREASE) IN CASH                    134,156      (179,790)       162,870

CASH AT BEGINNING OF PERIOD                        28,765       208,555             51
                                              -----------   -----------   ------------
CASH AT END OF PERIOD                         $   162,921   $    28,765     $  162,921
                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                    $       704   $     5,598
                                              ===========   ===========
  Income taxes                                $     3,562   $     4,000
                                              ===========   ===========

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

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI" or the "Company") was incorporated on April 26, 1983 as Women's Health Centers of America, Inc.
On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. on April 17, 1995; the Company acquired Unified Technologies, Inc. and changed its name to La Jolla Diagnostics, Inc. In August 1998, the Company acquired the assets and technology of Amtech Scientific, Inc. (ATS) in order to form a new subsidiary named DiagnosTech, Inc. In October 2000, the Company changed its name to NatureWell, Inc. The Company has two wholly owned subsidiaries, Unified Technologies, Inc. (UTI) and Chemical Dependency Healthcare of California, Inc. (CDHC) and a 55 percent ownership interest in DiagnosTech, Inc. (DTI) a California corporation, as well as a 71 percent ownership interest in Nasal Mist, Inc. (NMI), a California corporation. The Company is still considered a development stage enterprise.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of NatureWell, Inc. and its subsidiaries. Minority interest represents the minority shareholders' interest in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles.

INVENTORY:

Inventory consists of healthcare products and antisera products. Inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

ADVERTISING COSTS

Advertising costs ($61,417 and $1,283 in 2001 and 2000, respectively) are charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of generally three to five years. Property and equipment is shown net of accumulated depreciation of $9,952 and $56,571 for the years ended June 30, 2001 and 2000, respectively.

SCIENTIFIC TECHNOLOGY:

Scientific technology is recorded at cost and amortization is provided on the straight-line method over the estimated useful life. Scientific technology is continually evaluated by management to determine if the carrying value will be realized based upon the estimated discounted cash flow expected from the asset. Ordinarily the amortization period would be 15 years. However, during the year ended June 30, 2001 management expensed the remaining balance of this asset to income.

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

NEW ACCOUNTING PRONOUNCEMENTS:

Derivative Instruments and Hedging Activities:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 138 amends SFAS No. 133 and addresses certain difficulties in the implementation of SFAS No. 133.
Both statements are effective January 1, 2001. The adoption of these statements did not have a significant effect on the financial position or results or operations of the Company.

Segment Reporting:

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 took effect December 15, 1997. The adoption of SFAS No. 131 did not have a significant impact on the Company's financial statements.

Comprehensive Income:

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company did not have any components of other comprehensive income during the years ended June 30, 2001 and 2000.

B.  DEVELOPMENT STAGE BUSINESS:

The Company is a development stage business engaged in the development and sale of healthcare products. The Company researches, develops, manufactures and markets various healthcare products. The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions.
The Company has recommenced its operations, however, revenues generated to date have been primarily related to the sale of ancillary products.


Development stage operation for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations.

Retained deficit as of June 30, 2001 and 2000 consists of the following:

                                         2001                2000
                                     ------------        ------------
Deficit accumulated during
     development stage               $(11,891,498)       $ (8,526,698)
Deficit accumulated prior to
     development stage                 (6,410,519)         (6,410,519)
                                     ------------        ------------
                                     $(18,302,017)       $(14,937,217)
                                     ============        ============

C.  ACQUISITIONS:

All acquisitions by the Company, since its inception, were accounted for under the pooling of interest method. (Note A).

Under the pooling of interest method, UTI's results of operations have been included in the consolidated results of operations since inception, December 3, 1993, and the assets and liabilities of the separate companies have been combined and were recorded at their historical cost.

D.  DISSOLUTION OF SUBSIDIARY:

Antisera Associates, Ltd:

On June 4, 1999, the Company dissolved its subsidiary Antisera Associates, Ltd. The Company paid the minority owner, Sogery Trust, $25,000 in consideration, which relinquished the Antisera inventory contributed, a note receivable of $900,000 to the Company, and the 25 percent partnership interest in the Antisera Associates, Ltd. to the Company.

E.  FORMATION OF SUBSIDIARIES:

DIAGNOSTECH, INC.:

In September 1998, the Company incorporated DiagnosTech, Inc. (DTI). DTI was formed to develop and market clinical diagnostic products using immunology and molecular biologic technologies purchased from Amtech Scientific, Inc. (ATS). The Antisera inventory then valued at $1,550,000 was transferred to DTI from the Company in exchange for a promissory note of $500,000, 5,000,000 shares of DTI and royalty agreement whereby the Company would receive 50% of the gross profits made from the sale of Antisera inventory. The Company capitalized DTI with 6,082,500 shares of its own common stock. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment, and scientific technology from ATS, which in total was valued at $1,072,313. This transaction was accounted for as an asset purchase. DTI raised approximately $1,000,000 through a private placement.

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI raised approximately $300,000 through a private placement.

Pursuant to the private placement, the Company granted NMI a license and rights to receive from the Company and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold.

F.  INVENTORY:

Inventory as of June 2001 and 2000 is comprised of the following:

                                         2001                2000
                                     ------------        ------------
Antisera at original value           $  4,150,579        $  4,150,579
Less Valuation Reserve                 (4,150,579)         (3,375,579)
                                     ------------        ------------
Antisera products, net of reserve            -                775,000
Diagnostic  products                         -                   -
Healthcare products                        25,809              25,447
                                     ------------        ------------
                                     $     25,809        $    800,447
                                     ============        ============

Effective March 2000, the Company, through its subsidiary DTI, entered into an agreement with Meridian Biosciences, Inc. to license its tuberculosis diagnostics test for $25,000 and royalty payments. The Company, through its subsidiary, will receive an eight percent royalty on the net sales of the product sold by Meridian. The Company will also receive additional cash bonuses if certain sales figures are attained. Because the Company no longer plans to produce and market the diagnostic test itself, the Company wrote off the $454,165 remaining balance of its diagnostics inventory during the year ended June 30, 2000.

In connection with the decision to license its diagnostic product, the Company also decided that the marketing of antisera products no longer fits into the Company's long-range plan. The Company has evaluated the Antisera inventory that it currently holds and believes it is necessary to write off the entire remaining balance for the year ended June 30, 2001.

G.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shares in the Company's earnings or loss.

The Company was required to compute primary and diluted loss per share amounts for 2001 and 2000 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock in 2000 and 1999, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

H.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of June 30, 2001 and 2000 consists of 1,022,200 and 972,200, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $1.00 per share.
Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of $12,000 and $405,882 were exercised during the years ended June 30, 2001 and June 30, 2000, respectively. Options in the amount of $250,000 were issued during the year ended June 30, 2001.

I.  PREFERRED STOCK:

The Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 have been issued as of September 24, 2001. The Series C preferred shares have a liquidation preference of $1,000 per share and each share is convertible into varying amounts of common stock two years from the date of issuance. The preferred shares are convertible by the Company into common shares at any time. In the aggregate the preferred shares outstanding have rights to convert into 4,797,845 shares of common stock. The Company intends to convert all outstanding preferred shares into common stock immediately following its proposed reincorporation.

J.  LOANS PAYABLE:

Loans payable as of June 2001 and 2000 consist of the following:

                                              2001                2000
                                          ------------        ------------
     Loans payable to shareholders
     unsecured, with annual interest
     of 10 percent, due on demand.        $     10,235        $      7,341

     Loan payable to an unrelated
     group of foreign investors,
     unsecured, with annual interest
     of 8 percent, due on demand.               25,000              31,000

     Loan payable to unrelated parties,
     unsecured, with annual interest of
     18% due on demand.                         41,615              41,615

     Loan payable to shareholder,
     unsecured, with annual interest
     rate of 10 percent, note holder
     has warrants attached with an
     exercise price of $0.20 per
     common share.                              29,060              29,060

     Loan payable to related parties,
     unsecured, with no annual interest,
     due upon demand.                            7,000               7,000

     Loans payable issued to various
     unrelated parties, unsecured, with
     varying rates of interest.                100,000               -0-
                                          ------------        ------------
                                          $    212,910        $    116,016
                                          ============        ============

In February 2001 the Company issued short-term promissory notes totaling $100,000. These notes carry interest rates of 100%. All of these notes were for a term of only four months and are considered past due. Management expects to issue common stock to retire these notes and associated interest due in their entirety. These notes are included in the totals above.

K.  LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2002. The Company's base rent under the lease is $4,904 per month. Office rent and incidental expense was $47,090 and $58,938 for 2001 and 2001, respectively.

The 2001 figure is net of rental income of $11,250 from a sublease.
The Company also had a capital lease for equipment. The capital lease was included in capitalized equipment in the amount of $5,350 and was depreciated over five years.

The future minimum lease payments together with the present value of the net minimum lease payments under the capital lease at June 30, 2001 are as follows:

                                            Capital            Operating
     Year Ending June 30,                    Lease               Lease
     --------------------                 ------------        ------------
             2002                             -0-                44,136
                                          ------------        ------------
     Total minimum lease payments             -0-                44,136
                                          ============        ============

L.  CONVERTIBLE DEBENTURES:

During July 1999, DTI conducted a convertible debenture private placement totaling $4,000,000. Each debenture is convertible in common stock of DTI at $1.25 a share. A total of $571,000 was raised in the offering. As of June 30, 2001 no debentures have been converted into DTI common stock.
The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of June 30, 2001 the accrued interest related to these debentures is $77,578.

M.  RELATED PARTY TRANSACTIONS:

For the years ended June 30, 2001 and June 30, 2000 various shareholders and directors provided consulting, research and development activities and were compensated with common stock, S-8 warrants, and S-8 stock options.
Total compensation amounted to $720,000 and $143,000 for the years ended June 30, 2001 and 2000, respectively.

N. INCOME TAXES:

Provision for income taxes for the years ended June 30, 2001 and 2000 consists solely of the minimum California franchise tax due for the Company and its subsidiaries.

Provision for income taxes is summarized as follows:

                                          June 30, 2001       June 30, 2000
                                          ------------        ------------
     Current income taxes                 $      3,562        $      4,000
     Deferred income taxes                        -                   -
     Provision for income taxes           $      3,562        $      4,000
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2001 is as follows:

     Net operating loss carry-forward     $  2,577,277
     Valuation allowance                    (2,577,277)
                                          ------------
     Net deferred tax asset               $       -
                                          ============

As of June 30, 2001, the Company had net operating loss carry-forwards totaling approximately $7,809,933 for federal and $7,803,371 for state, before any limitations. The carry-forwards expire through 2021 for federal and 2006 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50 percent ownership change occurs within a three-year period, the net operating loss is subject to limitations.

O.  CONTINGENT LIABILITIES:

The Company has filed an action with the Superior Court of San Diego against a former officer and director of the Company. The Company has made an estimate of the likely costs attributable and legal costs associated with this action. The Company does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit; however, in the opinion of the Company and its counsel, the disposition of this lawsuit will not adversely affect the consolidated financial statements of the Company to a material extent.

P.  GOING CONCERN:

As shown in the accompanying Financial Statements, the Company has incurred recurring losses from operations. The Company has also been unsuccessful in marketing or selling significant amounts of the antisera inventory and has abandoned the remainder of diagnostic inventory. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity and/or debt securities, create an uncertainty as to the
Company's ability to continue as a going concern.

Management believes that the above problems are being resolved. The Company is expecting future royalty earnings from the Meridian contract as a result of marketing the tuberculosis diagnostics test.

The Company has numerous products that are in various stages of development and two of its products are being actively marketed through a distribution agreement. The Company has experienced significant sales in comparison to prior years, subsequent to year-end. The Company has also enhanced its ability to continue these sales and operations through outsourcing most of its functions and a change in management.

The Company plans to continue raising capital through the combination of
(i) exercises of outstanding options and warrants, and (ii) the issuance of debt and/or common stock.

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

                                    - 17 -
-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth certain information such as the name, age and current position(s) of each director and executive officer of the Company.

        Name            Age                        Position
-------------------     ---     -----------------------------------------------
Timothy Connor           43     Chairman of the Board,
                                and former Chief Executive Officer

James Arabia             44     Vice Chairman, President, and
                                Chief Executive Officer

Kenneth Yonika, CPA      38     Chief Financial Officer, and former director

Donald Brucker           68     Director, and Vice President
                                of Research and Development

Thomas Cajka, CPA        48     Former director

Greg Caton               45     Former director

Russ Mitchell            40     Former director

David Gotz               51     Director

Timothy Scott PhD.       49     Director

TIMOTHY CONNOR

Mr. Connor became Chairman of the Board of Directors in September of 2001.
From August of 2000, Mr. Connor served as a director. From October 2000 to July 2001, Mr. Connor served as Co-Chief Executive Officer and in July of 2001 became interim President and Chief Executive Officer of the Company. Prior to becoming an officer Mr. Connor provided a variety of consulting services to the Company. From 1991 to 2000 Mr. Connor provided a variety of private clients with investment advisory services and investment banking advice. From 1983 to 1991, Mr. Connor owned and/or operated businesses in a variety of industries including marine sales, furniture merchandising and telecommunications.

JAMES ARABIA

Mr. Arabia became Vice-Chairman of the Board of Directors, President and Chief Executive Officer of the Company in September of 2001. Since August 15, 2001 Mr. Arabia rendered consulting services to the Company on a variety of strategic and business issues. From February of 1997 until June of 2000, Mr. Arabia served as Chairman, Chief Executive Officer and President of ICH Corporation, an American Stock Exchange Listed Company. During Mr. Arabia's tenure, ICH grew from a public shell with no substantive operating business to become the parent company of various operating subsidiaries that owned and operated 265 fast food and family dining restaurants, generating approximately $245 million in revenues and employing approximately 7,800 people. From 1982 - 1997, Mr. Arabia provided financial advisory services and investment banking services to a variety of private clients.

DONALD BRUCKER, O.D.

Dr. Brucker is a founder of the Company and currently serves as a director and the Senior Vice President of Research and Development. From the Company's inception until September of 2001, Dr. Brucker served as Chairman of the Board of Directors and Chief Executive Officer since the Company's inception until becoming Chairman and Co-Chief Executive Officer in October of 2000.
Dr. Brucker has over 40 years of experience in the medical products industry. He was a founder and the Chief Executive Officer of Continuous Curve Contact Lenses, Inc. (at one time the second largest manufacturer of contact lens products). While at Continuous Curve the company introduced a series of FDA approved contact lens products. Dr. Brucker administered Continuous Curve's public offering in 1977 and was instrumental in negotiating the company's sale to Revlon for more than $100,000,000. Subsequent to the sale of Continuous Curve to Revlon, Dr. Brucker served as President of Revlon Vision Care for a short time. From 1981 to 1982, Br. Brucker served as Chief Executive Officer of Immunotech Pharmaceuticals (now known as Dura Pharmaceuticals). From 1982 to 1989 Dr. Brucker rendered consulting services to a number of healthcare and medical device companies. Dr. Brucker was instrumental in obtaining one of the first HIV diagnostic FDA approvals. Dr. Brucker graduated from the University of California, Berkeley.

DAVID GOTZ

Mr. Gotz has served on the Board of Directors of the Company since September of 2001. From February 1999 to June 2000, Mr. Gotz served as member of the board of directors of ICH Corporation, an American Stock Exchange listed company, and as a member of ICH's compensation and audit committees.
Since 1982, Mr. Gotz has been employed by M.L. Stern & Company, Inc., a securities broker\dealer, where he currently holds the position of First Vice President. Mr. Gotz also served on the Kemper Executive Council Advisory Board, a 17-member panel of financial representatives selected by the senior management of Scudder Kemper Investments, Inc. to help shape investment policy, marketing and advertising initiatives.

TIMOTHY SCOTT, PHD

Dr. Scott has served on the Board of Directors since September of 2001.
From April 1998 to June 2000, Dr. Scott served as a member of the board of directors of ICH Corporation, an American Stock Exchange listed company, and as a member of ICH's compensation committee. Dr. Scott has served as President and Senior Pastor of a 1,200-member church located in San Diego, California and hosts a radio talk show called "Dr. Scott Live" aired in the San Diego radio market. Dr. Scott received his Ph.D. in theology from Christian University in 1981, and served as a professor of philosophy and religion at Pacific International College from 1981 to 1985. All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws.

-------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2001.

SUMMARY COMPENSATION TABLE
                                Annual Compensation                  Long-term Compensation
                       -------------------------------------    ---------------------------------
Name and               Fiscal                                    Stock                  Founders
Principal Position      Year    Salary     Bonus     Other       Awards     Warrants    Stock DTI
-------------------    -----    -------    -----    --------    --------    --------    ---------
Tim Connor,(1)         2001     $21,870      -      $527,000        -           -           -
Chairman of the        2000        -         -      $202,000        -           -           -
Board, Former          1999        -         -          -           -           -           -
Chief Executive
Officer

Ken Yonika,(2)         2001        -         -      $120,000        -           -           -
Chief Financial        2000        -         -          -           -           -           -
Officer                1999        -         -          -           -           -           -

Don Brucker,(3)        2001     $54,600      -      $300,000        -           -           -
Former Chairman        2000     $96,000      -          -           -           -           -
of the Board, and      1999     $96,000      -          -           -           -           -
Co-Chief Executive
Officer
----------------
(1)  Includes 500,000 shares issued as compensation as a consultant of the
     Company for the year ended June 30, 2000, and 800,000 shares issued as compensation as a consultant of the Company for the year ended
     June 30, 2001. The Company issued 7,250,000 restricted shares to
     Mr. Connor pursuant to an approved plan and employment agreement for the year ended June 30, 2001. Does not include 1,500,000 shares issued as compensation for services performed as a consultant and director.
     See "Directors Compensation Table."

(2) The Company issued 2,000,000 restricted shares pursuant to an approved plan and employment arrangement for the year ended June 30, 2001.

(3) The Company issued 5,000,000 restricted shares pursuant to an approved plan and employment agreement for the year ended June 30, 2001. Does not include 1,000,000 shares issued as compensation for services performed as an executive and director. See "Directors Compensation Table."

Option Grants

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR
                                                                Individual
                         Realized                                 Grants
                          Assumed                               % if Total                Potential
                           Rates                   Number of     Options                   Value of
                         of Stock                  Securities   Granted to    Exercise      Annual
                       Appreciation                Underlying    Employees       or         Price
                           for         Options     in Fiscal       Base      Expiration     Option
                       Term 10%($)    Granted(#)      Year      Price($/SH)     Date        5%($)
                       ------------   ----------   ----------   ----------   ----------   ----------
Timothy Connor(1)        $   -         $   -          0.0%        $   -         N/A         $
Kenneth Yonika(1)        $   -         $   -          0.0%        $   -         N/A         $
Don Brucker(1)           $   -         $   -          0.0%        $   -         N/A         $
--------------

(1) There were no option grants during the year ending June 30, 2001 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to the options held by Named Executive Officers.

FISCAL YEAR-END OPTION VALUES
                          Number of Securities           Value of Unexercised
                         Underlying Unexercised          In-the-Money Options
                     Options at Fiscal Year-End (#)     at Fiscal Year-End ($)
                     -----------------------------   -----------------------------
       Name           Exercisable    Unexercisable    Exercisable    Unexercisable
------------------   -------------   -------------   -------------   -------------
Timothy Connor (1)        -               -               -               -
Kenneth Yonika (1)        -               -               -               -
Don Brucker    (1)        -               -               -               -
--------------

(1)  There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

No director of the Company has received to date cash compensation for his service as a director. Common Stock and Performance Warrants granted to directors are listed in the following table. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

                          FISCAL
                           YEAR                           $ VALUE OF
          NAME            ISSUED       # OF SHARES          GRANT
     ---------------      ------      -------------      ------------
     Tim Connor         2001      1,500,000(1)       $ 75,000
     (as a Director)    2000           -                 -

     Don Brucker        2001           -                 -
     (as a Director)    2000      1,000,000(2)       $540,000

     Tom Cajka          2001        950,000(3)       $ 57,000
                        2000           -                 -

     Greg Caton         2001        850,000(3)       $ 61,000
                        2000           -                 -
----------
(1) Includes 1,500,000 shares issued to Mr. Connor as payment for his services as a consultant and director of the Company through December 31, 2000.
(2) Includes 1,000,000 shares issued to Dr. Brucker as payment for his services as an executive and director of the Company through June 30, 2000.
(3) Includes 250,000 shares that were authorized as of April 2001, but have not been issued as of the date of this report.

The Company subsequent to year-end authorized the issuance of 250,000 shares to Mr. Gotz and Dr. Scott, respectively, pursuant to an approved director compensation plan. In addition it was resolved that both Mr. Gotz and Dr. Scott will each receive $15,000 in cash compensation on a annual basis for their service as outside directors.

EMPLOYMENT CONTRACTS

During April 2001, pursuant to a plan, the Company approved employment agreements with two key officers providing management and oversight of the Company's operations. Each employment agreement is for a three-year term, which includes incentive bonuses, "gross up" provisions for the payment of taxes associated with the tax consequences of certain stock grants or loan forgiveness, stock options, auto allowance, health benefits, and four weeks paid vacation. The officers base salaries are as such; Mr. Connor $250,000 per annum, and Dr. Brucker $200,000 per annum. During August 2001, the Company approved a three-year employment contract with Mr. James Arabia, the Company's Chief Executive Officer and President. The contract calls for a three-year term, which includes incentive bonuses, "gross up" provisions for the payment of taxes associated with the tax consequences of certain loan forgiveness, stock options, and health, auto and retirement benefits, and four weeks paid vacation. Mr. Arabia's base salary is set at $225,000 under the proposed terms of the contract. The employment contract granted Mr. Arabia the right to purchase 6.75 million shares of the Company's common stock secured by a note. The Company and Mr. Arabia have not executed the share purchase and note receivable as of the date of this report.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2001 (assuming the exercise of options and warrants exercisable within 60 days of the date hereof) by:
(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership is 48,214,749.

         Name and Address                 Amount     Percent
     ------------------------          ----------    -------
     Donald Brucker (1)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 7,253,132     15.0%

     Tom Cajka (2)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   700,000      1.4%

     Greg Caton (3)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   600,000      1.2%

     Timothy Connor  (4)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 7,290,000     15.1%

     Kenneth Yonika (5)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 2,000,000      4.1%

     Russ Mitchell (6)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 1,200,000      2.5%

     James Higgins (7)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   300,000       .6%

     Timothy Scott, PhD (8)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                      -         0.0%

     David Gotz (9)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                      -         0.0%

     James Arabia (10)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                      -         0.0%

All directors former and current and
executive officers as a group
(nine individuals)                     19,343,132     40.1%
                                       ==========    =======

(1) Includes 2,253,132 shares owned of record by the A.K. Trust, for which Dr. Brucker claims direct beneficial ownership. Also includes 5,000,000 shares issued to Dr. Brucker pursuant to an approved plan and employment agreement.
(2) Does not include 250,000 shares yet to be issued to Mr. Cajka for past services performed.
(3) Does not include 250,000 shares yet to be issued to Mr. Caton for past services performed.
(4) Includes 7,250,000 issued to Mr. Connor pursuant to an approved plan and employment agreement. Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaims beneficial ownership.
(5) Includes 2,000,000 shares owned of record by Pacific Crest of which Mr. Yonika is a partner and principal. Mr. Yonika claims direct beneficial ownership of these shares issued pursuant to an approved plan and employment arrangement with the Company. Does not include 324,074 shares yet to be issued to Pacific Crest Equity Partners, Inc. for past services performed.
(6) Includes 1,200,000 shares issued to Mr. Mitchell for past services performed, and does not include 1,200,000 shares yet to be issued for past services performed.
(7) Includes 300,000 shares issued to Mr. Higgins for past services performed, and does not include 300,000 shares yet to be issued for past services performed. Does not include 50,000 shares of common stock that will be converted from convertible preferred stock, purchased by Mr. Higgins, following the Company's anticipated reincorporation from California to Delaware.
(8) Does not include 250,000 shares yet to be issued to Dr. Scott for board services pursuant to a director compensation plan.
(9) Does not include 250,000 shares yet to be issued to Mr. Gotz for board services pursuant to a director compensation plan.
(10) Does not include 6,750,000 shares to be issued to Mr. Arabia pursuant to an employment agreement and recourse note receivable.

The following table sets forth information with respect to pro forma beneficial ownership of Common Stock assuming (i) the Company fulfills its contractual obligations to issue stock to certain parties listed below and (ii) all conversion privileges, warrants and options of listed persons have been exercised. The Company's ability to fulfill its contractual obligations to these parties is contingent upon an increase in the Company's authorized shares. The Company is highly confident that it will successfully complete its reincorporation from California to Delaware, which also results in an increase of authorized shares from 50,000,000 shares to 150,000,000. If for some unforeseen reason the Company is unable to complete its reincorporation it may be in breach of its contractual obligations to issue shares to certain people named below. The following chart includes;(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's current and former directors and their affiliates, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all current and former directors and their affiliates and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes total shares issued and outstanding for calculation of percentage ownership is 63, 850,166.

         Name and Address                Amount      Percent
     ------------------------          ----------    -------

     Donald Brucker (1)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 7,523,132     11.8%

     Tom Cajka (2)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   950,000      1.5%

     Greg Caton (3)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   850,000      1.3%

     Timothy Connor  (4)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 7,290,000     11.4%

     Kenneth Yonika (5)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 2,324,074      3.6%

     Russ Mitchell (6)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 2,400,000      3.8%

     James Higgins (7)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA  92037                  650,000      1.0%

     Timothy Scott, PhD (8)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   250,000      0.4%

     David Gotz (9)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   250,000      0.4%

     James Arabia (10)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 6,750,000     10.6%

     Lowell Blankfort (11)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 3,245,237      5.1%

All directors and executive officers
     as a group (nine individuals)     29,237,206     45.8%
                                       ==========    =======
----------
NOTES:
(1) Includes 2,253,132 shares owned of record by the A.K. Trust, for which Dr. Brucker claims a direct beneficial ownership. Also includes 5,000,000 shares issued to Dr. Brucker pursuant to an approved plan and employment agreement.
(2) Includes 250,000 shares yet to be issued to Mr. Cajka for past services performed.
(3) Includes 250,000 shares yet to be issued to Mr. Caton for past services performed.
(4) Includes 7,250,000 issued to Mr. Connor pursuant to an approved plan and employment agreement. Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaims beneficial ownership.
(5) Includes 2,000,000 shares owned of record by Pacific Crest of which Mr. Yonika is a partner and principal. Mr. Yonika claims direct beneficial ownership of these shares issued pursuant to an approved plan and employment arrangement with the Company. Includes 324,074 shares yet to be issued to Pacific Crest Equity Partners, Inc. for past services performed.
(6) Includes 1,200,000 shares yet to be issued to Mr. Mitchell for past services performed pursuant to his exclusive marketing agreement with the Company.
(7) Includes 300,000 shares yet to be issued to Mr. Higgins for past services performed and 50,000 shares that will be converted from convertible preferred stock purchased by Mr. Higgins.
(8) Includes 250,000 shares yet to be issued to Dr. Scott for board services pursuant to a director compensation plan.
(9) Includes 250,000 shares yet to be issued to Mr. Gotz for board services pursuant to a director compensation plan.
(10) Includes 6,750,000 shares to be issued pursuant to employment agreement and recourse note receivable.
(11) Includes 1,666,666 shares to be converted from convertible preferred stock for monies invested and converted loan amounts.

The Company is currently negotiating with a number of individuals concerning payment for past services performed, and equity incentives for services to be performed by them on behalf of the Company, as consultants and/or employees for the Company. Additionally, the Company anticipates that it may retire certain outstanding indebtedness through the issuance of common shares to certain creditors. The Company estimates that the total number of shares needed to accomplish the above tasks should not exceed 5,000,000 common shares, although no assurance can be given that the Company will be accurate in its estimates.

-------------------------------------------------------------------------------

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 2000 the Company issued 100,000 shares with a value of $16,000 to Mr. Greg Caton as payment for his director services.

On the dates of August 8, 2000, September 11, 2000, October 8, 2000 and
January 2, 2001 the Company issued 580,000 shares, 400,000 shares, 1,000,000 shares and 1,500,000 shares, respectively, of S-8 stock to Mr. Tim Connor, the Chairman of the Board and former Chief Executive Officer of the Company. The shares were issued for consulting and director services performed by Mr. Connor prior to those respective dates. The shares had a value of $68,000, $44,000, $100,000 and $75,000, respectively, at the time of issuance. In the aggregate Mr. Connor was issued 3,480,000 shares of S-8 stock during the year ended June 30, 2001.

On October 13, 2000, the Company issued 500,000 shares of common stock to Mr. Steve Roberts, the former President, Chief Operating Officer and director of the Company, pursuant to a consulting agreement discussed previously under "legal proceedings". The Company is currently litigating the validity of the contract -See "Legal Proceedings."

On December 8, 2000, the Company issued 200,000 shares of common stock to Mr. Tom Cajka, a former director of the Company. The shares were issued pursuant to a warrant exercise with a value of $12,000.

On January 17, 2001, the Company issued 1,200,000 and 300,000 shares of common stock to Mr. Russ Mitchell, a former director of the Company, and Mr. James Higgins a business associate of Mr. Mitchell, respectively, for services performed pursuant to the Mitchell Marketing Agreement mentioned elsewhere in this document. The shares were issued with a value totaling $90,000.

On April 2, 2001, the Company issued 5,000,000 restricted shares of common stock to Dr. Donald Brucker, the Vice President of Research and Development, former Chairman of the Company and former Co-Chief Executive Officer of the Company. The shares were issued pursuant to an approved plan and employment agreement between the executive and the Company. The value of the shares at the time of issuance was $300,000.

On April 2, 2001 and April 11, 2001 the Company issued 5,000,000 restricted shares and 2,250,000 restricted shares of common stock, respectively, to Mr. Tim Connor, the Chairman of the Board and former Chief Executive Officer of the Company. The shares were issued pursuant to an approved plan and employment agreement between the executive and the Company. The value of the shares issued at the time of issuance was $435,000.

On April 2, 2001, the Company issued 2,000,000 restricted shares of common stock to Mr. Kenneth Yonika, the Chief Financial Officer and former director of the Company. The shares were issued pursuant to an approved plan and employment arrangement between the executive and the Company. The value of the shares at the time they were issued was $120,000.

On April 2, 2001, the Company issued 500,000 restricted shares of common stock to Mr. Tom Cajka, a former director of the Company, as payment for past services performed as a director. The value of the shares at the time of issuance was $30,000.

On April 2, 2001, the Company issued 500,000 restricted shares of common stock to Mr. Greg Caton, a former director of the Company, as payment for past services performed as a director. The value of the shares at the time of issuance was $30,000.

The Company as of June 30, 2000 entered into a subscription with Dr. Donald Brucker in the amount of $95,000. The subscription receivable was for the exercise of warrants, which were converted into 190,000 shares of common stock, the warrants as of June 30, 2000 were exercised at a price of $0.50 per share. By unanimous Board resolution the Company reduced the exercise price of the warrants to $0.25 per share (commensurate with other warrant exercise prices). The Company received $47,500 plus accrued interest from Dr. Donald Brucker during the month of July 2001.

The Company and its management wish to make the following disclosure regarding issuances of shares that were made during the year ending June 30, 2000.

On April 16, 2000, the Company issued 1,000,000 restricted shares of common stock to AK Trust, a family trust that Dr. Donald Brucker, Vice President of Research and Development, former Chairman of the Board, and former Co-Chief Executive Officer of the Company is the trustee of. These shares were issued for past services performed by Dr. Brucker as an executive of the Company and member of the Board of Directors. The shares were issued with a value of $530,000.

On May 11, 2000 the Company issued 200,000 shares of common stock to Mr. Tim Connor, as payment for past services that Mr. Connor performed as a consultant to the Company. These shares were issued with a value of $94,000. These shares were registered under Form S-8 filed in the second half of fiscal year 2000.

On May 30, 2000 the Company issued 300,000 shares of common stock to Mr. Tim Connor as payment for past services that Mr. Connor performed as a consultant to the Company. These shares were issued with a value of $108,000. These shares were registered under Form S-8 filed in the second half of fiscal year 2000.

PREFERRED STOCK

The Company has designated 500,000 shares of its preferred stock as a Series C Convertible Preferred Stock, of which 1,105 shares have been issued as of September 24, 2001. The Series C preferred shares have a liquidation preference of $1,000 per share and each share is convertible into varying amounts of no par value common stock on or after two years from the date of issuance. In the aggregate the series C preferred shares convert into 4,797,845 shares of common stock. The series C convertible preferred shares are convertible by the Company, at any time, into common stock of the Company.
The Company intends to convert all outstanding series C preferred shares into common stock immediately following its proposed reincorporation.

SHARES ELIGIBLE FOR FUTURE SALE

Of the 48,214,749 shares outstanding as of September 24, 2001, 26,437,630 are eligible for resale in the public markets. Of these eligible shares, 1,763,611 shares are eligible for resale in the public markets subject to compliance with the volume and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 2,158,367 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially owns restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from our company, or from an affiliate of our company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in our common stock during the four calendar weeks preceding the sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about our company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from our company, or from an affiliate of our company, are entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above.


ITEM 13(a).    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

     (a)  The following documents are filed as part of this report:

          1. Financial Statements, as set forth on the attached Index to Financial Statements.
          2.   Exhibits, as set forth on the attached Exhibit Index.

          3.   Financial Statement Schedules.


ITEM 13(b).    REPORTS ON FORM 8-K

     The Company filed a Form 8-K on July 27, 2001 announcing the termination of the prior accounting firm and the appointment of new independent auditors of the Company.

-------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 15, 2001                NATUREWELL, INC.

                                       By:  /S/ TIMOTHY CONNOR
                                            ------------------
                                            TIMOTHY J. CONNOR,
                                            Chairman of the Board and
                                            Former Chief Executive Officer


          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Title                        Date

/S/ Timothy Connor           Chairman of the Board,         October 15, 2001
--------------------         and Former Chief Executive
Timothy J. Connor            Officer

/S/ Kenneth Yonika
-------------------
Kenneth J. Yonika, CPA       Chief Financial Officer        October 15, 2001

/S/ Donald Brucker
-------------------
Donald Brucker, OD           Vice President of Research     October 15, 2001
                             and Development, Former
                             Chairman of the Board, and
                             Former Co-Chief Executive
                             Officer

-------------------------------------------------------------------------------

                                 EXHIBIT INDEX

NUMBER                                     DESCRIPTION
------             ------------------------------------------------------------

  2.1              NatureWell, Inc. Consent Solicitation/Information Statement

  3.1* Registrant's Articles of Incorporation (under its former name, Women's Healthcare Centers of America, Inc.).

  3.2* Certificate of Amendment of the Articles of Incorporation of Women's Healthcare Centers of America, Inc.

  3.3* Certificate of Amendment of the Articles of Incorporation of Chemical Dependency Healthcare, Inc.

  3.4*             Registrant's Bylaws.

  3.5*             Specimen Stock Certificate.

  3.6**** Certificate of Amendment of Articles of Incorporation, dated May 16, 2000

  4.1***           1996 Incentive Stock Bonus and Option.

  4.2** Certificate of Amendment of Articles of Incorporation, dated June 26, 1996

  4.3****          2000 Incentive Stock Bonus and Option Plan

  4.4****          Form of Stock Option Agreement

 10.1              Purchase Agreement Dated As Of March 20,2000 Between
                   Meridian Diagnostics, Inc., As Purchaser and Diagnostech,
                   Inc. (A Subsidiary Of La Jolla Diagnostics, Inc.) As Seller and La Jolla Diagnostics, Inc

 10.2              Mitchell Health Technologies, Inc.-Naturewell. Inc.
                   (Formerly La Jolla Diagnostics, Inc.) Marketing Agreement

 10.3              Essertier & Braverman Agreement

 10.4              Morgan & Sampson, Inc. Distribution Service Agreement

 10.5              Sub-Lease Agreement - 4797 Ruffner Road

 10.6              Consulting Agreement- James R. Arabia

 21.1              Subsidiaries of the Company

------------------------

* Incorporated by reference to the applicable exhibit to the Company's Registration Statement Form SB-2 filed on May 18, 1995, as amended through October 12, 1995.

** Incorporated by reference to the applicable exhibit to the Company's Form DEF-14 filed on June 26, 1996.

*** Incorporated by reference to the applicable exhibit to the Company's Registration Statement Form S-8 filed on October 27, 1996.

**** Incorporated by reference to the applicable exhibit to the Company's
     Form DEF-14 filed on May 16, 2000.

-------------------------------------------------------------------------------