Form 10QSB
period 2001-09-30
NATUREWELL INC
filed 2001-11-20
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________


                         Commission File Number: 33-93132

                           NatureWell, Incorporated
            ------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                 94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)               identification No.)

           7855 Ivanhoe Avenue, Suite 322, La Jolla, California  92037
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 14, 2001 the Company had issued and outstanding 48,214,749 shares of $.01 par value common stock.


-------------------------------------------------------------------------------

INDEX
                                                                        Page
PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

            Accountant's Review Letter                                    3

            Condensed Consolidated Balance Sheets as of                   4
            September 30, 2001 (unaudited) and June 30, 2001

            Consolidated Statements of Operations for the Three           5
            Months Ended September 30, 2001 and 2000, (unaudited)

            Consolidated Statements of Cash Flows for the Three           6
            Months Ended September 30, 2001 and 2000, (unaudited)

            Notes to Consolidated Financial Statements                    7-11

ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL             11-19
            CONDITION AND RESULTS OF OPERATIONS

SIGNATURES                                                               20

PART II     OTHER INFORMATION

ITEM 1      LEGAL PROCEEDING - None

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
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Incorperated


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of September 30, 2001 and September 30, 2000 and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

A review consists principally of inquiries of management and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/S/ Armando C. Ibarra, CPA
    ----------------------
    ARMANDO C. IBARRA, CPA


Chula Vista, California
November 15, 2001



                                    -  3 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                       CONSOLIDATED BALANCE SHEETS AS OF
                     SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                             09/30/01          06/30/01
                                           ------------      ------------
                                            (unaudited)
                  ASSETS
CURRENT ASSETS:
Cash                                       $     88,617      $    162,921
Accounts receivable, net                        156,805             5,482
Advances to officer                                -               45,799
Inventory                                       610,991            25,809
Prepaid expenses                                116,037           134,763
Other current assets                             14,327            49,437
                                           ------------      ------------
     TOTAL CURRENT ASSETS                       986,777           424,211

Property and equipment, net                      38,490            14,315

Other assets                                     54,387             4,786
                                           ------------      ------------
TOTAL ASSETS                               $  1,079,654      $    443,312
                                           ============      ============

   LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                           $    963,100      $    347,182
Accrued expenses                                459,728           530,472
Accrued litigation costs                        285,633           250,000
Loans payable                                   357,015           299,911
                                           ------------      ------------
     TOTAL CURRENT LIABILITIES                2,065,476         1,427,565
                                           ------------      ------------

Minority interest                               312,620           417,549

                                           ------------      ------------
TOTAL LIABILITIES                             2,378,096         1,845,114

STOCKHOLDERS' DEFICIT:
Preferred stock, no par value (5,000,000
    shares authorized; 1,105 and 258
    as of September 30, 2001 and
    June 30, 2001, respectively)                812,750           257,550
Common stock, no par value
  (50,000,000 shares authorized,
  49,301,044 and 49,101,044 shares
  issued and outstanding as of September 30,
  2001 and June 30, 2001, respectively)      16,040,060        15,989,711
Additional paid-in capital                      869,247           869,247
Less unearned compensation                     (510,000)         (615,000)
Accumulated deficit                         (18,510,499)      (17,903,310)
                                           ------------      ------------
     Total stockholders'(deficit)            (1,298,442)       (1,401,802)
                                           ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                     $  1,079,654      $    443,312
                                           ============      ============

                See notes to consolidated financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
                         (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 2001 AND 2000 AND CUMULATIVE TOTALS FOR THE DEVELOPMENT
        STAGE OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                   Development
                                                                   Stage Ended
                                                                  September 30,
                                           September 30,              2001
                                        2001           2000         (Note B)
                                    ------------   ------------   ------------
REVENUES:
Revenues                            $    254,942   $     21,612   $    968,105

COSTS AND EXPENSES:
Cost of products sold                     92,579         10,233        597,376
Consulting services                       61,915         21,891      2,808,733
Depreciation and amortization              1,291          5,302        209,991
Research and development                     145            394        746,755
Marketing                                152,244           -           152,244
Selling and administrative expenses      489,882        252,927      4,527,715
                                    ------------   ------------   ------------
TOTAL COSTS & EXPENSES                   798,056        290,747      9,042,814
                                    ------------   ------------   ------------
LOSS FROM OPERATIONS                    (543,114)      (269,135)    (8,074,709)

OTHER INCOME (EXPENSES)
Interest income                             -              -           102,688
Interest expense                         (60,874)       (11,086)      (290,238)
Commissions convertible debentures          -              -          (168,505)
Write-down of assets                        -              -        (5,578,798)
Loss on disposal
  of assets                                 -              -          (242,293)
Minority interest                           -            17,059      2,178,638
                                    ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSE)             (60,874)         5,973     (3,998,508)
                                    ------------   ------------   ------------
NET LOSS BEFORE INCOME TAXES            (603,988)      (263,162)   (12,073,217)
PROVISION FOR INCOME TAXES                 3,200          3,200         26,762
                                    ------------   ------------   ------------
NET LOSS AFTER INCOME TAXES         $   (607,188)  $   (266,362)  $(12,099,979)
                                    ============   ============   ============

BASIC AND FULLY DILUTED
LOSS PER SHARE                      $     (0.01)   $     (0.01)
                                    ------------   ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             49,234,377     20,668,882
                                    ============   ============

                See notes to consolidated financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
                         (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 2001 AND 2000 AND CUMULATIVE TOTALS FOR THE DEVELOPMENT
        STAGE OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                              Development
                                                                              Stage Ended
                                                                             September 30,
                                                      September 30,              2001
                                                   2001           2000         (Note B)
                                               ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $   (607,189)  $   (266,162)  $(12,099,979)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                     1,291          8,302        209,991
    Write-down of assets                               -           (17,059)     5,578,798
    Minority interest                              (104,930)          -        (1,408,528)
    Issuance of stock for services,
    warrant and asset purchases                     146,617         96,890      1,931,238
    Loss on property and equipment                     -              -            39,686
    Equipment traded for services                      -              -             5,801
    Issuance of stock to officers for
      compensation and other                           -              -           940,000
    Unearned compensation                           105,000           -          (510,000)
    Loss on partnership                                -              -           203,540

Changes in assets and liabilities:
    (Increase) in accounts receivable              (151,323)       (22,498)      (154,745)
    (Increase)/decrease in inventories             (585,182)         2,111       (614,582)
    (Increase)/decrease in prepaid expenses          18,726           -          (118,097)
    (Increase)/decrease in advances to officer       45,799           -           (39,499)
    (Increase)/decrease in other assets             (14,490)        29,911        (71,589)
    Increase in accrued litigation costs             35,633           -           285,633
    Increase in accounts payable and accrued
      expenses                                      528,178         38,744      1,378,572
                                               ------------   ------------   ------------

NET CASH USED IN OPERATING ACTIVITIES              (581,870)      (129,731)    (4,364,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                          (8,471)          -          (100,290)
Payments for subsidiary investment                     -              -           (52,181)
Proceeds from sale of property and equipment           -              -             1,750
Buyout minority interest in partnership                -              -           (25,000)
                                               ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                (8,471)          -          (175,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock
 and exercised warrants                              50,349         66,000      1,732,216
Syndication costs                                      -              -          (156,003)
Proceeds from issuance of preferred stock           372,688           -           630,238
Proceeds from sale of minority interest
  stock,                                               -              -         1,029,300
Payments on related party debt                         -              -           (40,152)
Payments on capital lease obligations                  -              -           (11,876)
Conversion of stock subscription to loan
  receivable                                           -              -            95,000
Proceeds from convertible debentures                   -              -           571,000
Payment on loans payable, (net)                      93,000         35,000        779,327
                                               ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           516,037        101,000      4,629,050
                                               ------------   ------------   ------------
NET INCREASE(DECREASE) IN CASH                      (74,304)       (28,731)        88,566

CASH AT BEGINNING OF PERIOD                         162,921         28,766             51
                                               ------------   ------------   ------------
CASH AT END OF PERIOD                          $     88,617   $         35   $     88,617
                                               ============   ============   ============

SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                     $       -      $       -
                                               ------------   ------------

  Income taxes                                 $       -      $       -
                                               ------------   ------------

                See notes to consolidated financial statements.

                                    -  6 -
-------------------------------------------------------------------------------

                       NATUREWELL INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the operating results for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 2001.

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company"), was originally incorporated on April 26, 1983 as Women's
Health Centers of America, Inc. a California corporation. On February 8, 1990, the Company acquired Chemical Dependency Healthcare of California, Inc. and changed its name to Chemical Dependency Healthcare, Inc. On April 17, 1995 the Company acquired Unified Technologies, Inc. and changed its name to La Jolla Diagnostics, Inc. During August 1998, the Company acquired the assets and technology of Amtech Scientific, Inc. (ATS) in order to form a new subsidiary named DiagnosTech, Inc. In October 2000, the Company changed its name to NatureWell, Inc. The Company during September 2001 formed a wholly owned subsidiary NatureWell, Incorporated, a Delaware corporation.
During October, 2001 the Company obtained a majority vote from its shareholders in approving the merger with the Delaware corporation. The Company has three wholly owned subsidiaries, NatureWell, Inc. (NWI-CA), Unified Technologies, Inc. (UTI) and Chemical Dependency Healthcare of California, Inc. (CDHC)
(all California corporations) and a 55 percent ownership interest in DiagnosTech, Inc. (DTI) a California corporation, as well as a 71 percent ownership interest in Nasal Mist, Inc. (NMI), a California corporation.
The Company as of September 30, 2001 is still considered a development stage enterprise.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of NatureWell and its subsidiaries. Minority interest represents the minority shareholders' interest in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles.

INVENTORY:

Inventory consists of healthcare products and Antisera products. Inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.


                                    -  7 -
-------------------------------------------------------------------------------

ADVERTISING COSTS

Advertising costs of $152,234 and $3,147 were expensed as incurred during the three months ended September 30, 2001 and 2000.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets of generally three to five years. Property and equipment is shown net of accumulated depreciation of $11,243 and $60,974 for the three month period ended September 30, 2001 and 2000, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations.
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, which will be effective for the Company January 1, 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.


                                    -  8 -
-------------------------------------------------------------------------------

B.  DEVELOPMENT STAGE BUSINESS:

The Company is a development stage business engaged primarily in the development and sale of neutracutical healthcare products. The Company researches, develops, manufactures and markets various healthcare products. The consolidated financial statements reflect activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions.

Development stage operation for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations.

Retained deficit as of September 30, 2001 and June 30, 2001 consists of the following:
                                     September 30,         June 30,
                                         2001                2001
                                      (unaudited)
                                     ------------        ------------
Deficit accumulated during
     development stage               $(12,099,980)       $(11,492,791)
Deficit accumulated prior to
     development stage                 (6,410,519)         (6,410,519)
                                     ------------        ------------
                                     $(18,510,499)       $(17,903,310)
                                     ============        ============

C.  ACQUISITIONS:

All acquisitions by the Company, since its inception, have been accounted for under the pooling of interest method.

Under the pooling of interest method, UTI's results of operations have been included in the consolidated results of operations since inception, December 3, 1993, and the assets and liabilities of the separate companies have been combined and were recorded at their historical cost.

D.  INVENTORY:

Inventory as of September 30, 2001 and June 30, 2001 is comprised of the following:
                                     September 30,         June 30,
                                         2001                2001
                                      (unaudited)
                                     ------------        ------------
Antisera at original value           $  4,150,579        $  4,150,579
Less Valuation Reserve                 (4,150,579)         (4,150,579)
                                     ------------        ------------
Antisera products, net of reserve            -                   -
Diagnostic  products, net                    -                   -
Healthcare products                       471,590              23,110
Consigned healthcare products             139,401                -
                                     ------------        ------------
                                     $    610,991        $     23,110
                                     ============        ============

Effective March 2000, the Company, through its subsidiary DTI, entered into an agreement with Meridian Biosciences, Inc. to license its tuberculosis diagnostics test for $25,000 plus royalty payments. The Company, through its subsidiary, will receive an eight percent royalty on the net sales of the product sold by Meridian. The Company will also receive additional cash bonuses if certain sales figures are attained. Because the Company no longer plans to produce and market the diagnostic test itself, the Company wrote off the $454,165 remaining balance of its diagnostics inventory.

In connection with the decision to license its diagnostic product, the Company also decided that the marketing of Antisera products no longer fits into the Company's long-range plan. The Company evaluated the Antisera inventory and write off the entire remaining balance.


                                    -  9 -
-------------------------------------------------------------------------------

E.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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

The Company was required to compute primary and diluted loss per share amounts for 2001 and 2000 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

F.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of September 30, 2001 and June 30, 2001 consists of 822,200 and 1,022,000 non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $.50 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance.
The options were issued for certain transactions and performance of services and expire at various times from three to eight years.

G.  PREFERRED STOCK:

The Company authorized 15,000 shares of Series C Convertible Preferred Stock, of which 1,105 have been issued as of September 30, 2001. The Series C preferred shares have a liquidation preference of $1,000 per share and each share is convertible into varying amounts of common stock two years from the date of issuance. The preferred shares are convertible by the Company into common shares at any time. In the aggregate the preferred shares outstanding have rights to convert into 4,797,845 shares of common stock.

H.  LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2002. The Company's base rent under the lease is $4,904 per month. The Company entered into a lease agreement for a warehouse facility during September 20O1. The Company's base rent under the lease is $18,136 per month and expires February 28, 2006. Office rent and incidental expenses were $42,121 and $24,285 for the three months ended September 30, 2001 and 2000, respectively.

I.  CONTINGENT LIABILITIES:

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


                                    - 10 -
-------------------------------------------------------------------------------

J.  GOING CONCERN:

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. The Company has also been unsuccessful in marketing or selling significant amounts of the Antisera inventory and has abandoned the remainder of its diagnostic inventory. These factors, as well as the uncertainty regarding the Company's ability to continue to raise capital through the sale of equity and/or debt securities, create an uncertainty as to the Company's ability to continue as a going concern.

Management believes that the above problems are being resolved. The Company expects to receive future royalty payments from the Meridian contract as a result of marketing the tuberculosis diagnostic test.

The Company has a number of products that are in various stages of development and has completed development of three products, two of which, MigraSpray(tm) and MigraDaily(tm), are being actively marketed by its exclusive Master Broker/Commission Sales Agent, Mitchell Health Technologies. As a result, the Company has experienced significant sales in comparison to prior years.
The Company believes its ability to continue and build upon these sales and operations are enhanced by (i) the addition of new management and repositioning of previous management, (ii) continuing to outsource nearly all of its operational and marketing activities, and (iii) continuing the sale of certain completed products to national and regional retailers.

The Company plans to continue raising capital through the combination of
(i) exercises of outstanding options and warrants, and (ii) the issuance of debt and/or common stock. Capital raising activities are inherent in most development stage companies, management believes that they will have not have to raise capital to support operations in years to come.

The ability of the Company to continue as a going concern is dependent upon its success in the above endeavors to obtain additional sources of capital, and attain sufficient growth in its customer base, and to achieve future profitability. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENT THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

The Company had revenues of $254,942 from operations for the three months period ended September 30, 2001. In addition, the Company currently has $139,401 of sales product (at cost) included in inventory, which has been shipped to retailers on a consignment basis. Revenue from the consigned inventory will be recognized according to GAAP when the product is sold by the retailer to the consumer. The Company's business is divided into two separate, distinct operations: the Nutraceutical Division and the Diagnostic Division. The Company has increased its focus and resources on the Nutraceutical Division and has limited capacity and activities in the Diagnostic Division through a qualified industry business partner.


                                    - 11 -
-------------------------------------------------------------------------------

RISK FACTORS

Certain statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "believe," "anticipate," "intend," "designed," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; general economic and business conditions and other factors referenced in this report. Any investment in the Company's common stock hereby involves a high degree of risk.
In addition to the other information contained in this Form 10-QSB, the following factors should be considered carefully in evaluating the Company, its business before purchasing any of the securities of the Company.
In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors", "Business", and elsewhere in this report.

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

DEVELOPMENT STAGE COMPANY.

The Company is a development stage business engaged primarily the development and sale of nutraceutical products. The Company researches, develops, manufactures (on a limited basis) and markets various products.
The consolidated financial statements to date have in the past reflected activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative functions.
The Company has begun to generate significant sales of its products through sales to national and regional retailers. The Company believes that it will continue to generate significant revenues and exit the development stage classification.


                                    - 12 -
-------------------------------------------------------------------------------

LIMITED OPERATING HISTORY.

The Company has a limited operating history upon which an investor can evaluate its potential for future success.

The Company commenced sales of MigraSpray(tm) and MigraDaily(tm) on a national level. To date, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $18.5 million through September 30, 2001. The Company's operations to date have progressed from research and development activities to the marketing and sale of MigraSpray(tm) and MigraDaily(tm). Also, the Company has recently developed additional products that might lead to other revenue resources. Most if not all of the Company's other products are in developmental stage. Sales of the MigraSpray(tm) and MigraDaily(tm) or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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


                                    -  13 -
-------------------------------------------------------------------------------

PRODUCT LIABILITIES.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently has $5,000,000 of product liability insurance with $2,500 self-insurance retention per occurrence and no self-insurance retention in the aggregate, and its manufacturers have insurance policies. However, there can be no assurance that the insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

COMPETITION IN THE INDUSTRY.

The business of designing, marketing and selling nutraceutical items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may capture rapidly a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

MARKET ACCEPTANCE OF FUTURE PRODUCTS.

A substantial part of the Company's future growth strategy may depend upon the development of new products. However, there can be no assurance that such new products will be developed timely and within budget or if developed will meet with market acceptance, and if such products do meet with market acceptance, that they can be sold profitably. Any new products developed by the Company likely will face competition from numerous larger nutraceutical manufacturers whose resources are substantially greater than those of the Company and whose market presence may make it difficult or uneconomic for the Company to introduce new products against such competition.

DEPENDENCE ON KEY PERSONNEL.

The Company is dependent on the efforts and abilities of certain of its senior management, particularly Mr. Timothy Connor, Mr. James Arabia and Dr. Donald Brucker. The interruption of the services of key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. The Company has employment agreements with Mssrs. Connor, Arabia, and Dr. Brucker;
the Company's Chairman, President and Chief Executive Officer, and Vice President of Research and Development however, no assurance can be given that each executive will remain with the Company during or after the term of his or her employment agreement. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.


                                    - 14 -
-------------------------------------------------------------------------------

INTELLECTUAL PROPERTY PROTECTION.

The Company's patents and trademarks are valuable assets, which are very important to the marketing of its products. The Company has received a patent, filed patent applications for its MigraSpray(tm) and MigraDaily(tm) products, and intends to file patent applications in the future, where appropriate, to protect technology inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

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

There can be no assurance that a court of competent jurisdiction, if issued, would hold patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States patent and trademark office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications, if any, will result in patents being used issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights or knowledge of its unpatented trade secrets.

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

There can be no assurance that the Company will generate international revenues or those risks of international sales and operations will not harm the Company. International business involves inherent risks, and the Company anticipates the risks that may affect the Company include but not limited to:

  *  Fluctuating exchange rates;
  *  Price controls or other restrictions on foreign currency;
  *  Difficulties in obtaining export and import licenses;
  * Unexpected changes in regulatory requirements and tariffs that may be imposed;
  *  Difficulties in staffing and managing foreign operations;
  * Longer payment cycles and greater difficulty in accounts receivable collection; and
  *  Potentially harmful tax consequences;

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


                                    - 15 -
-------------------------------------------------------------------------------

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

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

The Company over the next twelve months will need to raise additional funds for its business operations. The Company has closed its convertible preferred stock private placement offering from which the Company secured $882,988. The Company is currently drafting a debt offering with attached equity instrument and a straight equity offering. The debt/equity offering will be for a maximum of $3,000,000, with no minimum. Management believes the maximum offering along with projected cash flows from forecasted operations will be sufficient to cover the Company's cash needs for the next twelve months. If the Company is unable to complete the offering, the Company will be limited in its ability to complete its contemplated business plan of marketing its products nationally to various retail outlets. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its research and development activities.
The Company has completed its research and development activities on the MigraSpray(tm), MigraDaily(tm) and AllerSpray(tm) products and expects to bring additional products to market in the future. The Company through the efforts of Dr. Brucker, Vice President of Research and Development, is developing various new and enhanced products for the Company. The products once completed will undergo clinical trials and market analysis comparison for profit and growth potential.


                                    - 16 -
-------------------------------------------------------------------------------

FINANCIAL RESOURCES

At September 30, 2001 and June 30, 2001, the Company had current assets of $986,777 and $424,211 including cash of $88,617 and $162,921, respectfully. At September 30, 2001, current assets included on hand and consigned nutraceutical inventory valued at $610,991 and prepaid expenses of $116,037. Total assets were $1,079,654 and $ 443,312. Other assets, as of September 30, 2001 included $54,386 which was comprised primarily of deposits for office and warehouse space.

Total sales for the three month period ended September 30, 2001 and 2000 were $254,942 and $21,612, respectively. Sales primarily consist of MigraDaily(tm) which was sold on normal terms while MigraSpray(tm) sales were sold on "scan only" terms. The Company has not recognized any of the MigraSpray(tm) sales which have been classified as consigned inventory on the balance sheet.
The Company during the three month period ended September 2001 delivered several shipments of its MigraSpray(tm) and MigraDaily(tm) products to a national retail chain. The majority of product shipments were sent out on a consignment basis where the Company will recognize the revenue as the Company receives the data of actual units sold. At September 30, 2001 the consigned inventory was valued at $139,400 which is carried at cost. Costs and expenses for the three months ended September 30, 2001 and 2000 were $798,056 and $290,747 resulting in a loss from operations for the period of $543,114 and $269,135 respectively.

VALUATION RESERVE OF ANTISERA INVENTORY AND SCIENTIFIC TECHNOLOGY

The Company during the year ended June 30, 2001 wrote down the remaining Antisera inventory. It was determined that the marketing of Antisera products no longer fits the Company's long-range plans. The Company reserved an additional $775,000 of value against the Antisera inventory. The Company believes that in the future it may sell the Antisera, but it will not expend any significant marketing efforts doing so. The Company is concentrating on its proprietary nutraceutical products.

The Company in light of its current operations has reserved 100% of the value of the scientific technology. The decision by the Company is taken in light of the Company's focus on its nutraceutical products and its sole diagnostic product being licensed to Meridian Biosciences, Inc. The Company has additional products in its diagnostics division however at this time, none are ready for market.

RESULTS OF OPERATIONS

As discussed above, the Company had not engaged in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a small development stage business. Since that time, the Company has been developing various products and has begun to distribute its products through Mitchell Health Technologies. The Company has begun to see results of its sales effort and believes that sales will continue to increase from period to period.

QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

Consulting fees totaled $61,915 for the three month period ended
September 30, 2001, compared with $21,891 for the same period ending September 30, 2000. This represents an increase of $40,024 or 182.8% from the prior period. Selling and administrative expenses incurred by the Company were $489,882 for the three month period ended September 30, 2001, compared with $252,927 for the same period ended September 30, 2000.
This represented an increase of $236,955 or 93.6% from the prior period.
The increase is due primarily to; an increase in legal fees for the period to $187,020 (see "Item 1 Legal Proceedings") and the accrual of salaries necessitated by the hiring of a Chairman, Chief Executive Officer and Chief Financial Officer, which resulted in an additional $142,500 for salaries for the period. Advertising and marketing costs for the three-month period were $152,234, which includes costs associated with preparation for the Company's intended national marketing campaign.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the private placement of common stock, preferred stock, issuing of warrants, and to a lesser degree, sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for at least twelve months. If the Company is not successful in completing its private placements it will not have the necessary funding to launch its products or continue with its operations as contemplated in its business plan. See "Plan of Operation - Financial Resources." The Company has as of
September 30, 2001 $88,617 in cash, primarily derived from the sale of preferred stock. The Company's preferred stock converts into common stock of the Company at varying rates.


                                    - 17 -
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations.
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets, which will be effective for the Company January 1, 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

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


                                    - 18 -
-------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2001               NATUREWELL, INC.

                                       By:  /S/ James R. Arabia
                                            -------------------
                                            James R. Arabia
                                            President and
                                            Chief Executive Officer


          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                       Title                      Date
                               -----------------------       -----------------
/S/ James R. Arabia            President and                 November 14, 2001
-------------------            Chief Executive Officer
James R. Arabia

/S/ Kenneth Yonika
-------------------
Kenneth J. Yonika, CPA         Chief Financial Officer       November 14, 2001



                                    - 19 -
-------------------------------------------------------------------------------

Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

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

Item 2.  CHANGES IN SECURITIES

The Company issued the following securities during the quarter ended September 30, 2001, which were registered under the Securities Act of 1933, as amended.

200,000 shares of common stock pursuant to an, exercise of common stock warrants to an individual at an average price of $0.25 per share.

Item 3.  DEFAULTS UPON SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A majority of the shareholders through a consent solicitation approved the reincorporation in Delaware and an increase in authorized capital of 150,000,000 common shares and 15,000,000 preferred shares.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBIT AND REPORTS ON FORM 8-K

         Exhibits

         None.

         Reports on Form 8-K

         None.