Form 10QSB
period 2001-12-31
NATUREWELL INC
filed 2002-02-21
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2001

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


                        Commission File Number: 33-93132

                             NatureWell, Incorporated
             -----------------------------------------------------
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

                                  (858) 454-6790
                                  --------------
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 13, 2002 the Company had issued and outstanding 71,728,124 shares of $.01 par value common stock.

-------------------------------------------------------------------------------

INDEX
                                                                         Page
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


         Auditors Review                                                   3

         Consolidated Balance Sheets as of December 31,                    4
         2001 (unaudited) and June 30, 2001

         Consolidated Statements of Operations for the Three Months       5-6
         and Six Months Ended December 31, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows Six Months                  7
         Ended December 31, 2001 and 2000 (unaudited)

         Notes to Consolidated Financial Statements                       8-12

ITEM 2   Management's Discussion and Analysis of                         13-19
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                                20

ITEM 2   Changes in Securities                                            20

SIGNATURES                                                                20

-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Incorporated


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of December 31, 2001 and the related consolidated statements of operations and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Naturewell, Incorporated.

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

/S/ Armando C. Ibarra, CPA
__________________________
ARMANDO C. IBARRA, CPA


Chula Vista, California
February 20, 2002

                                    -  3 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                        (A Development Stage Company)

                         CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

                                               12/31/01          06/30/01
                                             -----------       -----------
                                             (unaudited)
                   ASSETS
CURRENT ASSETS:
Cash                                         $   150,395       $   162,921
Accounts receivable, net                         188,003             5,482
Inventory                                        728,271            25,809
Prepaid expenses                                 285,920           134,763
Other current assets                              61,635            49,437
                                             -----------       -----------
     TOTAL CURRENT ASSETS                      1,414,224           378,412

Property and equipment, net                       42,482            14,315

Other assets                                       4,386             4,786
                                             -----------       -----------
TOTAL ASSETS                                 $ 1,461,092       $   397,513
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                             $ 1,018,377       $   347,182
Accrued expenses                                 564,729           530,472
Accrued litigation costs                         256,321           250,000
Due to(from) officers                             99,389           (45,799)
Loans payable                                    134,341           299,911
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 2,073,157         1,381,766


Minority interest                                269,235           417,549
Long term note payable                           100,000              -
                                             -----------       -----------
TOTAL LIABILITIES                              2,442,392         1,799,315

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value (15,000,000
    shares authorized; none and 258 shares
    as of December 31, 2001 and
    June 30, 2001 respectively)                     -                    3
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  58,721,310 and 48,214,749 shares
  issued and outstanding as of December 31,
  2001 and June 30, 2001 respectively)           587,243           482,147
Additional paid-in capital                    18,288,412        16,891,905
Less unearned compensation                      (439,500)         (615,000)
Accumulated deficit                          (19,417,455)      (17,903,310)
                                             -----------       -----------
     Total stockholders' deficit                (981,300)       (1,401,802)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                       $ 1,461,092       $   397,513
                                             ===========       ===========

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  4 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                 (UNAUDITED)

                                             December 31,      December 31,
                                                 2001              2000
                                             -----------       -----------
REVENUES:
Gross sales                                  $   484,508       $     3,595
Discounts                                        (63,433)             -
Returns                                          (24,000)             -
                                             -----------       -----------
NET SALES                                        397,075             3,595


COSTS AND EXPENSES:
Cost of products sold                            119,438             1,159
Consulting services                               20,685             8,513
Depreciation and amortization                      2,582            32,102
Research and development                           1,439               472
Marketing and advertising                        126,419              -
Promotional costs                                253,252              -
Selling and administrative                       543,714           134,296
                                             -----------       -----------
TOTAL COSTS & EXPENSES                         1,067,529           176,542
                                             -----------       -----------
LOSS FROM OPERATIONS                            (670,455)         (172,947)

OTHER INCOME (EXPENSES)
Other expense                                   (242,872)             -
Interest income                                      263              -
Interest expense                                  (8,512)          (11,086)
Minority interest                                 17,261             6,899
                                             -----------       -----------
TOTAL OTHER INCOME (EXPENSE)                    (233,860)           (4,187)
                                             -----------       -----------


NET LOSS BEFORE INCOME TAXES                    (904,315)         (177,134)

PROVISION FOR INCOME TAXES                          -                 -
                                             -----------       -----------
NET LOSS AFTER INCOME TAXES                  $  (904,315)      $  (177,134)
                                             ===========       ===========

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  5 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
            CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE OPERATIONS
   FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH DECEMBER 31, 2001
                                 (UNAUDITED)

                                                                 Development
                                                                 Stage Ended
                                                                 December 31,
                                   December 31,   December 31,       2001
                                       2001           2000         (Note B)
                                   -----------    -----------    ------------
REVENUES:
Gross sales                        $   769,591    $    25,207    $  1,482,754
Discounts                              (93,575)          -            (93,575)
Returns                                (38,500)          -            (38,500)
                                   -----------    -----------    ------------
NET SALES                              637,516         25,207       1,350,679

COSTS AND EXPENSES:
Cost of products sold                  197,517         11,392         702,314
Consulting services                     82,600         30,404       2,829,418
Depreciation and amortization            3,873         37,404         212,573
Research and development                 1,584            866         748,194
Marketing and advertising              278,663           -            278,663
Promotional costs                      255,894           -            255,894
Selling and administrative           1,033,596        384,023       5,071,429
                                   -----------    -----------    ------------
TOTAL COSTS & EXPENSES               1,853,727        464,089      10,098,485
                                   -----------    -----------    ------------
LOSS FROM OPERATIONS                (1,216,211)      (438,882)     (8,747,806)

OTHER INCOME (EXPENSES)
Other expense                         (242,872)          -           (242,872)
Interest income                            263           -            102,951
Interest expense                       (69,386)       (22,172)       (298,750)
Commissions convertible debentures        -              -           (168,505)
Write-down of assets                      -              -         (5,578,798)
Loss on disposal
  of assets                               -              -           (242,293)
Minority interest                       17,261         23,958       2,195,899
                                   -----------    -----------    ------------
TOTAL OTHER INCOME (EXPENSE)          (294,734)         1,786      (4,232,368)
                                   -----------    -----------    ------------

NET LOSS BEFORE INCOME TAXES        (1,510,945)      (437,096)    (12,980,174)
PROVISION FOR INCOME TAXES               3,200          3,200          26,762
                                   -----------    -----------    ------------
NET LOSS AFTER INCOME TAXES        $(1,514,145)   $  (440,296)   $(13,006,936)
                                   ===========    ===========    ============

BASIC AND FULLY DILUTED
LOSS PER SHARE                     $     0.03     $     0.02
                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           48,677,165     20,797,032
                                   ===========    ===========

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  6 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
            CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE OPERATIONS
   FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH DECEMBER 31, 2001
                                 (UNAUDITED)

                                                                               Development
                                                                               Stage Ended
                                                                               December 31,
                                                 December 31,   December 31,       2001
                                                     2001           2000         (Note B)
                                                 -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(1,514,145)   $  (440,296)   $(13,006,936)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                      3,873         37,404         212,573
    Write-down of assets                                -              -          5,578,798
    Minority interest                               (148,314)          -         (1,451,912)
    Issuance of stock for services and
    Warrants                                         242,000        132,227       2,026,621
    Loss on property and equipment                      -              -             39,686
    Equipment traded for services                       -              -              5,801
    Issuance of stock to officers for
      compensation and other                            -              -            940,000
    Unearned compensation                            175,500           -           (439,500)
    Loss on partnership                                 -              -            203,540

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable      (182,521)        (7,744)       (185,943)
    (Increase)/decrease in inventories              (702,462)         3,271        (731,862)
    (Increase)/decrease in prepaid expenses         (151,157)          -           (287,980)
    (Increase)/decrease in other assets              124,404         17,528          67,303
    Increase in accrued litigation costs               6,321           -            256,321
    Increase/(decrease) in accounts payable
      and accrued expenses                           794,897         31,279       1,684,790
                                                 -----------    -----------    ------------
NET CASH USED IN OPERATING ACTIVITIES             (1,351,604)      (226,331)     (5,088,698)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and
  equipment                                          (32,040)          -           (123,859)
Payments for subsidiary investment                      -              -            (52,181)
Proceeds from sale of property and equipment            -              -              1,750
Buyout minority interest in partnership                 -              -            (25,000)
                                                 -----------    -----------    ------------
NET CASH (USED) BY INVESTING ACTIVITIES              (32,040)          -           (199,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Due to(from) officers                                145,188           -             99,389
Proceeds from issuance of common stock               510,000        131,000       2,191,867
Syndication costs                                       -              -           (156,003)
Proceeds from issuance of preferred stock            622,500           -            880,050
Proceeds from sale of minority interest                 -              -          1,029,300
Payments on related party debt                          -              -            (40,152)
Payments on capital lease obligations                   -              -            (11,876)
Conversion of stock subscription to loan
  receivable                                            -              -             95,000
Proceeds from convertible debentures                    -              -            571,000
Proceeds from (payments on) loans payable             (6,570)        66,600         679,757
Proceeds from notes payable                          100,000           -            100,000
                                                 -----------    -----------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,371,118        197,600       5,438,332
                                                 -----------    -----------    ------------
NET INCREASE(DECREASE) IN CASH                       (12,526)       (28,731)        150,344

CASH AT BEGINNING OF PERIOD                          162,921         28,766              51
                                                 -----------    -----------    ------------
CASH AT END OF PERIOD                            $   150,395    $        35    $    150,395
                                                 ===========    ===========    ============

SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                       $      -       $      -
                                                 ===========    ===========

  Income taxes                                   $     4,135    $      -
                                                 ===========    ===========

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  7 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                        (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRICIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the operating results for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 2001.

ORGANIZATION AND BASIS OF CONSOLIDATION

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August, 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") which assets were contributed into a new subsidiary of NWI-CA named DiagnosTech, Inc, a California corporation ("DTI").
In September, 2001 NWI-CA formed a wholly owned subsidiary in Delaware named NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October, 2001 NWI-CA obtained approval from a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. The Company has three wholly owned subsidiaries, NWI-CA (an empty shell company that remains as a result of the reincorporation and which is currently being dissolved), Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California Corporation ("CDHC"). The Company also holds a 55 percent (55%) ownership interest in DTI and a 73 percent (73%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Minority interest represents the minority shareholders' interest in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles.

INVENTORY

Inventory consists of various healthcare products. Inventory is valued at the lower of (i) cost, or (ii) market. Cost is determined under the first-in, first-out (FIFO) method.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs of $278,663 were expensed as incurred during the six months ended December 31, 2001 and 2000.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful life of the asset of generally three to five years. Property and equipment is shown net of accumulated depreciation of $42,482 and $14,315 as of December 31, 2001 and 2000, respectively.

                                    -  8 -
-------------------------------------------------------------------------------

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for net-operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. A valuation allowance is provided against deferred tax assets, where realization is uncertain.

USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In June, 2001, FASB issued Statements of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, which will be effective for the Company on January 1, 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

B.  DEVELOPMENT STAGE BUSINESS

The Company is a development stage business engaged primarily in the development and sale of healthcare products. The Company researches, develops, manufactures and markets healthcare products. The consolidated financial statements reflect activity primarily related to readying products for sale and efforts devoted to financing and carrying on administrative and marketing functions.

Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations.

Retained deficit as of December 31, 2001 and June 30, 2001 consists of the following:

                                     December 31,          June 30,
                                         2001                2001
                                     (unaudited)
                                     ------------        ------------
Deficit accumulated during
     development stage               $(13,006,936)       $(11,492,791)
Deficit accumulated prior to
     development stage                 (6,410,519)         (6,410,519)
                                     ------------        ------------
                                     $(19,417,455)       $(17,903,310)
                                     ============        ============

                                    -  9 -
-------------------------------------------------------------------------------

C.  ACQUISITIONS

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

D.  INVENTORY

Inventory as of December 31, 2001 and June 30, 2001 is comprised of the following:

                                     December 31,          June 30,
                                         2001                2001
                                     (unaudited)
                                     ------------        ------------
Healthcare products                  $    610,446        $     25,809
Consigned healthcare products             117,825                -
                                     ------------        ------------
                                     $    728,271        $     25,809
                                     ============        ============

Effective March, 2000, the Company, through its subsidiary DTI, entered into an agreement with Meridian Biosciences, Inc. ("Meridian") whereby Meridian purchased the Company's tuberculosis diagnostics test for Twenty Five Thousand Dollars ($25,000) plus future royalty payments on Meridian's sales of the product. Pursuant to the terms of the agreement, the Company was to receive an eight percent royalty on the net sales of the product sold by Meridian, as well as additional cash bonuses from Meridian if certain aggregate sales figures were attained. Accordingly, the Company no longer planned to produce or market the diagnostic test itself and, thus, the Company wrote off the $454,165 remaining balance of its own diagnostic product inventory. Recently, the Company learned that due to what it believes are various internal problems at Meridian, Meridian likely will not produce and distribute the diagnostics test. Pursuant to the terms of the purchase agreement, if Meridian notifies the Company in writing that it has ceased production and distribution of the diagnostics test (to date, Meridian has not given the Company written notice that it intends to cease production and distribution of the diagnostics test), the Company has the right to repurchase the rights to the diagnostics test for the purchase price of Twenty Five Thousand Dollars ($25,000). Currently, the Company is (i) in discussions with Meridian regarding Meridian's future plans for the diagnostics test (ii) negotiating with Meridian for the return of the rights to the diagnostics test for a nominal amount, and (iii) discussing options with other third parties interested in purchasing or licensing the rights to the diagnostics test upon return of such rights from Meridian.

In connection with the decision to sell its diagnostic products, the Company also decided that the marketing of Antisera products no longer fit into the Company's long-range plans and, thus, the Company evaluated the Antisera inventory and wrote off the remaining balance.

E.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE

Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock.

The Company was required to compute primary and diluted loss per share amounts for 2001 and 2000 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

                                    - 10 -
-------------------------------------------------------------------------------

F.  WARRANTS AND OPTIONS

Warrants and options outstanding as of December 31, 2001 consists of 672,200 and 769,500 non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $ 1.00 share. Warrants were issued in consideration for certain past transactions and services rendered to the Company and expire five years from the date of issuance. The options were issued in consideration for certain past transactions and services rendered to the Company and expire at various times from three to eight years from the date of issuance.

G.  PREFERRED STOCK

The Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 were issued. The Series C preferred shares had a liquidation preference of $1,000 per share and each share, at the Company's option, was convertible into varying amounts of common stock at anytime within two years from the date of issuance. Subsequent to the Company's reincorporation in Delaware, the Company exercised its right to convert the preferred shares into common stock and retired the preferred series. In the aggregate, the preferred shares was converted into 4,797,845 shares of the Company's common stock.

H.  LEASES

The Company leases its corporate office space pursuant to a lease that expires on March 31, 2002. The Company's base rent under the corporate lease is $4,904 per month. In September, 2001, the Company entered into a sublease agreement for warehouse facility space to manufacture and distribute the Company's products. Prior to the Company's scheduled occupancy date under the sublease, the current lessee of the warehouse space (the Company's sublessor under the sublease) notified the Company that it was uncertain of a precise date that it would be moving out of the warehouse space and, thus, the uncertainty surrounding the Company's occupancy date would have caused serious disruption to the Company's operations. As a result, the Company initiated a contingency plan to outsource the manufacturing and distributing of its products and does not foresee a future need for the warehouse space. Accordingly, the Company is in negotiations with the sublessor of the warehouse space to settle its obligations under the sublease.

I.  CONTINGENT LIABILITIES

The Company has filed an action with the Superior Court of San Diego against a former officer and director of the Company. The Company has made an estimate of the likely costs attributable to such action and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of such liability, if any, under this lawsuit; however, in the opinion of the Company and its counsel, the disposition of this lawsuit will not adversely affect the consolidated financial statements of the Company to a material extent. The Company has received a demand letter from Danka Industries, Inc. (the sublessor of the warehouse facility) demanding payment on the arrearage of the sublease; however, as stated above in Section D, the Company believes that a cause of action exists against Danka for breach of contract under the sublease and, thus, the Company contends that it is not liable for damages under the sublease. Presently, the Company is in negotiations with Danka and concurrently attempting to mitigate its damages by seeking a substitute sub-lessee for the warehouse space.

J.  GOING CONCERN

To date the Company has had limited sales due to the early development of its efforts to transition into the manufacture and distribution of its products. Prior to the first quarter of fiscal year 2001, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities create uncertainty as to the Company's ability to continue as a going concern.

                                    - 11 -
-------------------------------------------------------------------------------

The Company's plans to address its going concern issues, include:

  *  Increasing sales of its products through national distribution channels;
  *  Raising capital through the sale of debt and/or equity securities; and
  * Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the six months ended December 31, 2001 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling 1,500,000 in the aggregate.

The Company is in various stages of development on a number of products and is currently actively marketing its migraine relief products nationally.
As a result of the national marketing of its migraine relief products, the Company has experienced significant sales in comparison to prior years.
The Company believes its ability to build upon current sales levels is enhanced by (i) the efficacy of its migraine product, MIGRASPRAY, as demonstrated by recent clinical trial results, (ii) the addition of new management coupled with the repositioning of existing management, (iii) the continued outsourcing of its manufacturing, distribution and marketing functions, and (iv) continued growth of the Company's distribution platform.


                                    - 12 -
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

FORWARD-LOOKING INFORMATION - GENERAL

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. Such forward-looking statements are based on management's beliefs and assumptions regarding information that is currently available, and are made pursuant to the "safe harbor" provisions of the federal securities laws. These forward-looking statements are subject to certain risks and uncertainties. The Company's actual performance and results could differ materially from those expressed in the forward-looking statements due to risks and uncertainties that could materially impact the Company in an adverse fashion and are only predictions of future results, and there can be no assurance that the Company's actual results will not materially differ from those anticipated in these forward-looking statements. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements.
Readers are cautioned to consider the risk factors described below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company has no obligation to publicly update or revise any of the forward-looking statements to reflect events or circumstances that may arise after the date hereof.

RISK FACTORS

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors", "Business", and elsewhere in this report.

Development Stage Company

The Company is a development stage business engaged in primarily the development and sale of products. The Company researches, develops, manufactures (on a limited basis) and markets various products.
The consolidated financial statements to date have in the past reflected activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative and marketing functions. The Company has begun to generate increased sales of its products through sales to national and regional retailers. The Company believes that it will continue to generate increased revenues and exit the development stage classification.

                                    - 13 -
-------------------------------------------------------------------------------

Limited Operating History

The Company has a limited operating history upon which an investor can evaluate its potential for future success.

Although the Company has commenced sales of MIGRASPRAY and MIGRADAILY on a national level, to date, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $19.4 million through December 31, 2001. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY and MIGRADAILY; however, most, if not all, of the Company's other products are in developmental stage. Sales of the MIGRASPRAY and MIGRADAILY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including, but not limited to, the following:

  *  limited capital;
  *  delays in product development;
  *  possible cost overruns due to price increases in raw product;
  *  unforeseen difficulties in the Company's manufacturing processes;
  * risks associated with obtaining governmental approval and failure to comply with governmental regulation with respect to the Company's products;
  *  uncertain market acceptance; and
  *  the absence of an operating history.

Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Failure to Manage Growth

The Company expects to experience significant growth and expects such growth to continue into the future. The Company's growth may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no plans to acquire any "companies or assets of a material amount," should the Company decide to adopt acquisition plans "as part of a future growth strategy no assurance can be given that the Company can effectively integrate" such acquired operations or assets "with its own operations. The Company may also seek to finance any such future" acquisition by debt financing or issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

Extensive Government Regulation

The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration, the Federal Trade Commission and the Consumer Product Safety Commission. The Company's activities are also regulated by various state and local governmental agencies in the states where the Company distributes its products and in which the Company's products are sold. Although the Company believes that it is in compliance with all existing regulations, the Company remains subject to the risk that, in one or more of its present or future markets, its products or marketing systems could be found not to be in compliance with applicable laws or regulations.

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

                                    - 14 -
-------------------------------------------------------------------------------

Product Liabilities

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

Competition in the Industry

The business of designing, marketing and selling healthcare items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may capture rapidly a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

Market Acceptance of Future Products

A substantial part of the Company's future growth strategy may depend upon the development of new products. However, there can be no assurance that such new products will be developed timely and within budget or if developed will meet with market acceptance, and if such products do meet with market acceptance, that they can be sold profitably. Any new products developed by the Company likely will face competition from numerous larger manufacturers whose resources are substantially greater than those of the Company and whose market presence may make it difficult or uneconomic for the Company to introduce new products against such competition.

Dependence on Key Personnel

The Company is dependent on the efforts and abilities of certain of its senior management. The interruption of the services of key management could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. The Company's success depends, in part, upon its ability to attract and retain other talented personnel.

Intellectual Property Protection

The Company's trademarks are valuable assets which are very important to the marketing of its products. The Company has received a patent for its migraine spray formulation and has filed patent applications for various other products and intends to file patent applications in the future, where appropriate, to protect technology inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Consequently, even though the Company may prosecute its patent applications with the United States and Foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent application or that it was the first to file patent applications for such inventions.

                                    - 15 -
-------------------------------------------------------------------------------

There can be no assurance that a court of competent jurisdiction, if issued, would hold the Company's patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States patent and trademark office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications will result in patents being used or issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights of the unpatented trade secrets.

Expansion Into Foreign Markets

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

There can be no assurance that the Company will generate any international revenues or those risks of international sales and operations will not harm the Company. International business involves inherent risks, and the Company anticipates the risks that may affect the Company, include, but not limited to,:

  *  Fluctuating exchange rates;
  *  Price controls or other restrictions on foreign currency;
  *  Difficulties in obtaining export and import licenses;
  * Unexpected changes in regulatory requirements and tariffs that may be imposed;
  *  Difficulties in staffing and managing foreign operations;
  * Longer payment cycles and greater difficulty in accounts receivable collection; and
  *  Potentially harmful tax consequences.

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

Capital Requirements

The continued development and commercialization of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the private placements and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity or debt financing. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of the research and development efforts, the cost and timing of the expansion of sales and marketing activities, the progress of the Company's commercialization efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

The Company estimates that it will require substantial capital in order to finance (i) national print and media advertising needed to support sales and distribution of its migraine relief products, and (ii) the development, promotion and maintenance of its product supply chain. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations and there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

                                    - 16 -
-------------------------------------------------------------------------------

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months, the Company will need to raise additional capital for its business operations. The Company in September, 2001 closed its convertible preferred stock private placement offering from which the Company secured approximately $890,000. The Company is currently conducting a debt offering with attached equity instrument and a straight equity offering.
The debt/equity offering is for a maximum of $3,000,000 with no minimum-offering requirement. The Company believes that if (i) funding for the maximum offering amount is achieved within the time frame currently planned, and (ii) certain minimum sales projections can be reached by calendar year end, that current growth plans can be funded from cash from forecasted future operations. There can be no assurance that the Company will timely complete its private placement offering, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete the offering, the Company will be limited in its ability to complete its contemplated business plan. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts.
To date, the Company has raised approximately $1,300,000 in capital through a combination of debt and equity investments and the settlement of outstanding obligations which totaled $300,000. The Company's management has been working on closing the $3,000,000 offering within a reasonable period of time. Management believes that with the current investment market it will take longer than expected to complete the private placement offering and, thus, the Company's Board of Directors has extended the closing of the current private placement offering to June 1, 2002.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its research and development activities.
The Company has completed its initial research and development activities on MIGRASPRAY, MIGRADAILY and ALLERSPRAY(tm) to the extent that such products are either being marketed currently or are ready for marketing. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is developing various new and enhanced products. The Company plans to conduct clinical trials and market analyses for new products and to continue clinical testing and analyzing certain existing products. The Company has filed and is filing for additional patent protection on several products it is either currently developing or has developed, including a rapid reliever of pain due to arthritis (approximately twenty one million Americans suffer from arthritis). As the average age of the population increases and the attendant number of people suffering from arthritis symptoms increase, the search for, and marketing of products for treatment of such symptoms are growing at a rapid rate.

FINANCIAL RESOURCES

At December 31, 2001 and June 30, 2001, the Company had current assets of $1,414,224 and $378,412, including cash of $150,395 and $162,921, respectively.
At December 31, 2001, current assets included on hand and consigned inventory valued at $728,271 and prepaid expenses of $285,920. Total assets as of December 31,2001 and June 30, 2001 were $1,461,092 and $397,513, respectively.

Gross sales for the six-month period ended December 31, 2001 and 2000 were $769,591 and $25,207, respectively. Net sales for the six-month period ended December 31, 2001 and 2000 were $637,516 and $25,207. Sales primarily consist of MIGRADAILY and MIGRASPRAY which was sold on customary and "scan only" terms.

RESULTS OF OPERATIONS

As discussed above, the Company had not engaged in any significant business prior to April 17, 1995. During April, 1995, the Company acquired UTI, a development stage business. Since that time, the Company has been developing various products and has recently begun to distribute its products through Mitchell Health Technologies. The Company has begun to see results from its sales efforts and believes that sales will continue to increase from period to period.

                                    - 17 -
-------------------------------------------------------------------------------

THREE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

Gross sales for the three months ended December 31, 2001 and 2000 were $484,508 and $3,595, respectively, an increase of $480,913 or 13,477.3%. The increase in net sales is due to the increased sales volume of the Company's brands, which the Company is distributing through existing and new customers including, pharmacies, grocery and drug chains and other direct-to-consumer retailers.
The Company is continuing to broaden its customer base through the addition of other retailers. Net sales for the three months ended December 31, 2001 and 2000 were $397,075 and $3,595, respectively, an increase of $393,480 or 11,045.2%. The Company during the three months ended December 31, 2001 incurred discounts of $63,433 and returns of $24,000 on the sale of its products for the period.

The Company's gross profit and gross profit margin for the three months ended December 31, 2001 and 2000 was $277,637 and $2,436, 69.9% and 67.7%,
respectively.

Consulting fees totaled $20,685 for the three-month period ended
December 31, 2001, compared with $8,513 for the same period ending
December 31, 2000. This represents an increase of $12,172 or 243.0% from the prior period. The Company uses the services of several outside consultants to assist with its information systems development and product development. Selling and administrative expenses incurred by the Company were $543,714 for the three-month period ended December 31, 2001, compared with $134,296 for the same period ended December 31, 2000. This represented an increase of $409,418 or 404.9% from the prior period. The increase is due primarily to an increase in legal fees for the period of approximately $70,000 (see "Item 1 Legal Proceedings"), the accrual of salaries necessitated by the hiring of a Chairman, Chief Executive Officer and Chief Financial Officer, which resulted in an additional $250,000 for salaries for the period and the addition of other new employees to assist with supply chain management and marketing. Marketing and advertising costs for the three-month period were $126,419, which includes costs associated with preparation of the Company's national marketing campaign and the services of its marketing/advertising firm and promotional expenses were $253,252. Promotional expenses primarily reflect coupon programs that the Company engaged in to further new trial of its products by consumers. The Company expects to continue to incur promotional expenses until its products attain greater consumer awareness.

Other income (expense) totaled $(233,860) for the three-month period ended December 31, 2001, compared with $(4,187) for the same period ending
December 31, 2000. This represents a decrease of $(229,673) or (5,585.4%)
from the prior period. The Company has recognized costs approximating $245,000 with respect to its warehouse space and the expected legal fees surrounding the lease obligation. The Company believes that the reserve allocated to the termination of the lease should be adequate. If management believes that costs will exceed this amount, an additional reserve shall be taken. The Company recognized interest expense of $(8,512) for the three-month period ended December 31, 2001, compared with $(11,086) for the same period ending
December 31, 2000. This represents a decrease of $2,574 or 23.2% from the prior period. The Company has begun to reduce its overall debt and expects to decrease its overall expense associated with the debt.

SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

Gross sales for the six months ended December 31, 2001 and 2000 were $769,591 and $25,207 respectively, an increase of $744,384 or 3,053.1%. The increase in net sales is due to the increased sales volume of the Company's brands which the Company is distributing through existing and new customers, including pharmacies, grocery and drug chains and other direct-to-consumer retailers.
The Company is continuing to broaden its customer base through the addition of other retailers. Net sales for the three months ended December 31, 2001 and 2000 were $637,516 and $25,207, respectively, an increase of $612,309 or 2,529.1%. The Company during the three months ended December 31, 2001 incurred discounts of $93,575 and returns of $38,500 on the sale of its products for the period.

The Company's gross profit and gross profit margin for the six months ended December 31, 2001 and 2000 was $439,999 and $13,815, 69.0% and 54.8%,
respectively. The variation of gross profit margin is due to discounts that have been utilized as part of introducing and implementation of the Company's product lines into domestic retail channels in 2001.

Consulting fees totaled $82,600 for the six-month period ended
December 31, 2001, compared with $30,404 for the same period ending
December 31, 2000. This represents an increase of $52,196 or 271.7% from the prior period. The Company has used the services of several outside consultants to assist with its information systems development and product development. Selling and administrative expenses incurred by the Company were $1,033,596 for the six-month period ended December 31, 2001, compared with $387,223 for the same period ended December 31, 2000. This represented an increase of $646,373 or 266.9% from the prior period. The increase is due primarily to an increase in legal fees for the period to $280,920 (see "Item 1 Legal Proceedings"), the accrual of salaries necessitated by the hiring of a Chairman, Chief Executive Officer and Chief Financial Officer, which resulted in an additional $400,000 for salaries for the period and the addition of other new employees to assist with supply chain management and marketing. Marketing and advertising costs for the six-month period were $278,663, which includes costs associated with preparation of the Company's national marketing campaign and the services of its marketing/advertising firm and promotional expenses were $255,894. Promotional expenses primarily reflect coupon programs that the Company engaged in to further new trial of its products by consumers.
The Company expects to continue to incur promotional expenses until its products attain greater consumer awareness.

                                    - 18 -
-------------------------------------------------------------------------------

Other income (expense) totaled $(294,734) for the six-month period ended December 31, 2001, compared with $1,786 for the same period ending
December 31, 2000. This represents a decrease of $(296,520) or (16,602.5%) from the prior period. The Company has recognized costs approximating $245,000 with respect to its warehouse space and the expected legal fees surrounding the lease obligation. The Company believes that the reserve allocated to the termination of the lease should be adequate. If management believes that costs shall exceed this amount, an additional reserve shall be taken.
The Company recognized interest expense of $69,386 for the six-month period ended December 31, 2001, compared with $22,172 for the same period ending December 31, 2000. This represents an increase of $47,214 or 212.9% from the prior period. The Company has begun to reduce its overall debt during the latter part of the six-months ended December 31, 2001 and expects to decrease its overall expense associated with the debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the private placement of common stock, preferred stock, warrants, and to a lesser degree, sales. The Company anticipates that the proceeds from its current private placement of equity and debt securities, and the exercise of warrants, together with revenues from product sales, should be sufficient to finance its operations for the next twelve months. If the Company is not successful in completing its private placement it will not have the necessary funding to launch its national marketing campaign or continue with its operations as contemplated in its business plan. As of December 31, 2001, the Company had $150,395 in cash, primarily derived from the sale of common stock and debt.
The Company's Series C preferred stock converted into 4,797,845 shares of the Company's common stock, which conversion rates were determined by the bid/ask price of the Company's common stock at the time an investor purchased their preferred shares.

Cash Flow Analysis

During the six months ended December 31, 2001, the Company decreased its cash balances by $12,526 from operating, investing and financing activities.

Operating Activities

The Company used $1,351,604 in cash from operating activities during the six months ended December 31, 2001 as compared to $226,331 used during the six months ended December 31, 2000. The $1,125,273 decrease in operating cash flow from period to period was mainly a result of a $702,462 increase in inventories due to work in process and finished good levels needed to support higher sales and a $1,073,849 increase in net loss adjusted for depreciation, amortization and other non-cash items, offset by an increase of $801,218 in accounts payable and accrued expenses.

Investing Activities

The Company used $32,040 in cash from investing activities during the six months ended December 31, 2001, an increase of $32,040 from the same period a year ago. Investing activities primarily represent investments into plant property and equipment assets.

Financing Activities

During the six months ended December 31, 2001, the Company generated $1,173,518 more cash from its financing activities than during the six months ended December 31, 2000 due to a $1,001,500 increase in private placement funds received in 2001 as compared to 2000 and a $100,000 increase in cash from long term notes payable and the Company's officers providing short term loans to the Company and paying for expenses on the behalf of the company for $145,188. These additional sources of cash were offset partially by the $6,570 payment made in 2001 on the Company's short-term loans payable.

At December 31, 2001, the Company had negative working capital of $658,933. This reflects a decrease of $344,421 in negative working capital at fiscal year end June 30, 2001. The Company believes that over the next few years working capital will increase to a positive position and the Company will employ working capital methodologies in achieving its business goals.

                                    - 19 -
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

Incorporated by reference herein at Page 9 "New Accounting Pronouncements."

INFLATION

Inflation affects the cost of raw materials and goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall product prices have generally been stable, the Company believes it will be able to minimize the effects of inflation by improving its manufacturing and purchasing efficiency. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs.


                                    - 19 -
-------------------------------------------------------------------------------

PART II   OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES

During the three months ending December 31, 2001 the Company made the following issuances and sales of securities in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933.

The following is a summary of the issuances and sales of common securities made during the three months ending December 31, 2001:

  * In 2 separate transactions the Company issued 150,000 common shares to an S-8 option holder and 82,500 common shares to a warrant holder for forgiveness of debt.

  * In twelve separate transactions the Company issued 1,391,641 shares of common stock for repayment of accounts payable, various debt and interest payments.


  * In five separate transactions the Company issued 263,877 shares of common stock for monies received.

  * The Company issued 4,797,845 shares of common stock to the convertible preferred shareholders. There were thirty six holders of record for the 1,105 shares of Series C Preferred Stock, which the Company had the right to convert at anytime within two years from the issuance date, all of which the Company did exercise and convert to common upon its reincorporation in Delaware.

Every person who received the stock described above is a sophisticated investor and each has a pre-existing business relationship with the Company. All of the above shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") and all of the shares were issued without an underwriter.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:     February 20, 2002                     NATUREWELL, INCORPORATED

                                                 By:  /S/ James R. Arabia
                                                      ___________________
                                                      James R. Arabia
                                                      President and
                                                      Chief Executive Officer


Dated:     February 20, 2002
                                                 By:  /S/ Kenneth Yonika
                                                      ___________________
                                                      Kenneth Yonika
                                                      Secretary and
                                                      Chief Financial Officer

                                    - 20 -
-------------------------------------------------------------------------------