Form 10QSB
period 2002-03-31
NATUREWELL INC
filed 2002-05-20
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _______ to ________


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

          7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 15, 2002 the Company had issued and outstanding 74,942,090 shares of $.01 par value common stock.

-------------------------------------------------------------------------------

INDEX
                                                                        Page
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Auditors Review                                                  3

         Consolidated Balance Sheets as of March 31,                      4
         2002 (unaudited) and June 30, 2001

         Consolidated Statements of Operations for the Three Months      5-6
         and Nine Months Ended March 31, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the Nine               7
         Months Ended March 31, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements                      8-12

ITEM 2   Management's Discussion and Analysis of                        13-19
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                               20

ITEM 2   Changes in Securities                                           20

SIGNATURES                                                               20

                                    -  2 -
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Incorporated


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of March 31, 2002 and March 31, 2001 and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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


Chula Vista, California
May 10, 2002

                                    -  3 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2002 AND JUNE 30, 2001

                                           3/31/02           06/30/01
                                         -----------       ------------
                                         (unaudited)
                      ASSETS
CURRENT ASSETS:
Cash                                     $   134,404       $    162,921
Accounts receivable, net                     206,322              5,482
Inventory                                    638,946             25,809
Prepaid expenses                             296,207            134,763
Other current assets                          61,635             49,437
                                         -----------       ------------
     TOTAL CURRENT ASSETS                  1,337,514            378,412

Property and equipment, net                   59,397             14,315
Notes receivable                             776,353               -
Other assets                                   7,186              4,786
                                         -----------       ------------
TOTAL ASSETS                             $ 2,180,450       $    397,513
                                         ===========       ============

   LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                         $   571,081       $    347,182
Accrued expenses                             684,172            530,472
Accrued litigation costs                     244,291            250,000
Due to(from) officers                         71,646            (45,799)
Loans payable                                 84,000            299,911
                                         -----------       ------------
     TOTAL CURRENT LIABILITIES             1,655,190          1,381,766


Minority interest                            274,468            417,549
Long term notes payable                      275,000               -
                                         -----------       ------------
TOTAL LIABILITIES                          2,204,658          1,799,315

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value
(15,000,000 shares authorized; none
and 258 shares as of March 31, 2002
and June 30, 2001, respectively)                -                     3

Common stock, $0.01 par value
(150,000,000 shares authorized,
73,943,783 and 48,214,749 shares
issued and outstanding as of
March 31, 2002 and June 30, 2001,
respectively)                                739,435            482,147
Additional paid-in capital                19,495,608         16,891,905
Less unearned compensation                  (300,000)          (615,000)
Accumulated deficit                      (19,959,251)       (17,903,310)
                                         -----------       ------------
     Total stockholders' deficit             (24,208)        (1,401,802)
                                         -----------       ------------
TOTAL LIABILITIES AND
STOCKHOLDERS'(DEFICIT)                   $ 2,180,450       $    397,513
                                         ===========       ============

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  4 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

                                    March 31,         March 31,
                                      2002              2001
                                   -----------       -----------
REVENUES
Gross sales                        $   608,063       $     7,140
Discounts                             (118,112)             -
Returns                               (122,859)             -
                                   -----------       -----------
NET SALES                              421,092             7,140


COSTS AND EXPENSES
Cost of products sold                  172,879            14,952
Consulting services                     42,785           162,762
Depreciation and amortization            3,155             9,352
Research and development                 4,533            12,092
Marketing and advertising              212,235              -
Promotional costs                      111,745              -
General and administrative             442,792           139,121
                                   -----------       -----------
TOTAL COSTS & EXPENSES                 990,124           338,279
                                   -----------       -----------
LOSS FROM OPERATIONS                  (569,032)         (331,139)

OTHER INCOME (EXPENSES)
Other income                            26,131              -
Write-down of assets                      -             (775,000)
Interest income                          5,511              -
Interest expense                           (68)           (8,814)
Minority interest                       (4,338)           25,654
                                   -----------       -----------
TOTAL OTHER INCOME (EXPENSE)            27,236          (758,160)
                                   -----------       -----------


NET LOSS BEFORE INCOME TAXES          (541,796)       (1,089,299)

PROVISION FOR INCOME TAXES                -                 -
                                   -----------       -----------
NET LOSS AFTER INCOME TAXES        $  (541,796)      $(1,089,299)
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
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
                   OPERATIONS FROM DECEMBER 3, 1993 (DATE OF
                     RECOMMENCEMENT)THROUGH MARCH 31, 2002
                                  (UNAUDITED)

                                                               Development
                                                               Stage Ended
                                                                 March 31,
                                 March 31,       March 31,         2002
                                   2002            2001          (Note B)
                               ------------    ------------    ------------
REVENUES
Gross sales                    $  1,377,654    $     32,347    $  2,090,817
Discounts                          (157,687)           -           (157,687)
Returns                            (161,359)           -           (161,359)
                               ------------    ------------    ------------
NET SALES                         1,058,608          32,347       1,771,771

COSTS AND EXPENSES
Cost of products sold               370,396          26,344         875,193
Consulting services                 125,385         193,166       2,872,203
Depreciation and amortization         7,028          46,756         215,728
Research and development              6,117          12,958         752,727
Marketing and advertising           490,898            -            490,898
Promotional costs                   367,639            -            367,639
General and administrative        1,476,388         526,344       5,514,221
                               ------------    ------------    ------------
TOTAL COSTS & EXPENSES            2,843,851         805,568      11,088,609
                               ------------    ------------    ------------
LOSS FROM OPERATIONS             (1,785,243)       (773,221)     (9,316,838)

OTHER INCOME (EXPENSES)
Other expense                      (242,872)           -           (242,872)
Other income                         26,131            -             26,131
Interest income                       5,774            -            108,462
Interest expense                    (69,454)        (30,986)       (298,818)
Commissions convertible
 debentures                            -               -           (168,505)
Write-down of assets                   -           (775,000)     (5,578,798)
Loss on disposal of assets             -               -           (242,293)
Minority interest                    12,923          46,412       2,191,561
                               ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)       (267,498)       (753,174)     (4,231,263)
                               ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES     (2,052,741)     (1,526,395)    (13,521,970)
PROVISION FOR INCOME TAXES            3,200           3,200          26,762
                               ------------    ------------    ------------
NET LOSS AFTER INCOME TAXES    $ (2,055,941)   $ (1,529,595)   $(13,548,732)
                               ============    ============    ============

BASIC AND FULLY DILUTED
LOSS PER SHARE                 $      0.04     $      0.06
                               ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        53,591,521      24,785,786
                               ============    ============

          See accompanying notes to consolidated financial statements and accountants review report

                                    -  6 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
                   OPERATIONS FROM DECEMBER 3, 1993 (DATE OF
                     RECOMMENCEMENT)THROUGH MARCH 31, 2002
                                  (UNAUDITED)

                                                                                   Development
                                                                                   Stage Ended
                                                                                     March 31,
                                                     March 31,       March 31,         2002
                                                       2002            2001          (Note B)
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $ (2,055,941)   $ (1,529,295)   $(13,548,732)
Adjustments to reconcile net loss to
   Net cash used in operating activities:
Depreciation and amortization                             7,028          46,756         215,728
Write-down of assets                                       -            775,000       5,578,798
Minority interest                                       (12,923)        (49,612)     (1,316,521)
Issuance of stock for services and warrants             515,000         326,929       2,299,621
Loss on property and equipment                             -               -             39,686
Equipment traded for services                              -               -              5,801
Issuance of stock to officers for compensation
   and other                                               -               -            940,000
Unearned compensation                                   315,000            -           (300,000)
Loss on partnership                                        -               -            203,540

Changes in assets and liabilities:
(Increase)/decrease in accounts receivable             (200,840)         (2,289)       (204,262)
(Increase)/decrease in inventories                     (613,137)          2,337        (642,537)
(Increase)/decrease in prepaid expenses                (161,444)           -           (298,267)
(Increase)/decrease in other assets                     (14,598)           (415)        (71,699)
Increase in accrued litigation costs                     (5,709)           -            244,291
Increase/(decrease) in accounts payable
   and accrued expenses                                 237,336         126,521       1,127,229
                                                   ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                (1,990,228)       (304,368)     (5,727,323)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property and equipment         (52,110)           -           (143,929)
Payments for subsidiary investment                         -               -            (52,181)
Proceeds from sale of property and equipment               -               -              1,750
Buyout minority interest in partnership                    -               -            (25,000)
                                                   ------------    ------------    ------------
NET CASH USED IN
INVESTING ACTIVITIES                                    (52,110)           -           (219,360)

CASH FLOWS FROM FINANCING ACTIVITIES:

Due to(from) officers                                   117,445           5,041          71,646
Proceeds from issuance of common stock                1,009,787         146,000       2,691,654
Syndication costs                                          -               -           (156,003)
Proceeds from issuance of preferred stock               622,500            -            880,050
Proceeds from sale of minority interest                    -               -          1,029,300
Payments on related party debt                             -               -            (40,152)
Payments on capital lease obligations                      -               (739)        (11,876)
Conversion of stock subscription to loan receivable        -               -             95,000
Proceeds from convertible debentures                       -               -            571,000
Proceeds from (payments on) loans payable               (10,911)           -            675,416
Proceeds from notes payable                             275,000         125,301         275,000
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             2,013,821         275,603       6,081,035
                                                   ------------    ------------    ------------
NET INCREASE(DECREASE) IN CASH                          (28,517)        (28,765)        134,353
CASH AT BEGINNING OF PERIOD                             162,921          28,765              51
                                                   ------------    ------------    ------------
CASH AT END OF PERIOD                              $    134,404    $       -       $    134,404
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
Interest                                           $       -       $     30,986
                                                   ============    ============

Income taxes                                       $      4,135    $       -
                                                   ============    ============

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

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRICIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the operating results for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

ORGANIZATION AND BASIS OF CONSOLIDATION

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August, 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") which assets were contributed into a new subsidiary of NWI-CA named DiagnosTech, Inc, a California corporation ("DTI").
In September, 2001 NWI-CA formed a wholly owned subsidiary in Delaware named NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October, 2001 NWI-CA obtained approval from a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California Corporation ("CDHC"). The Company also holds a 55 percent (55%)ownership interest in DTI and a 73 percent (73%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI").

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

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs of $490,898 and none were expensed as incurred during the nine months ended March 31, 2002 and 2001.

                                    -  8 -
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in income or expense. Depreciation is provided principally on the straight-line method over the estimated useful life of the asset of generally three to five years. Property and equipment is shown net of accumulated depreciation of $16,980 and $68,323 as of March 31, 2002 and June 30, 2001, respectively.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for net-operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. A valuation allowance is provided against deferred tax assets, where realization is uncertain.

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

                                    -  9 -
-------------------------------------------------------------------------------

B.  DEVELOPMENT STAGE BUSINESS

The Company is a development stage business engaged primarily in the manufacturing, national distribution and marketing of unique healthcare products. The Company researches, develops, manufactures and markets healthcare products. The consolidated financial statements reflect activity primarily related to readying products for sale and efforts devoted to financing and carrying on administrative and marketing functions.

Development stage operations for the Company began upon the incorporation of UTI on December 3, 1993. Prior to this date, the Company was inactive and had no material operations.

Retained deficit as of March 31, 2002 and June 30, 2001 consists of the following:

                                       March 31,           June 30,
                                         2002                2001
                                      (unaudited)
                                     ------------        ------------
Deficit accumulated during
     development stage               $(13,548,732)       $(11,492,791)
Deficit accumulated prior to
     development stage                 (6,410,519)         (6,410,519)
                                     ------------        ------------
                                     $(19,959,251)       $(17,903,310)
                                     ============        ============


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


D.  INVENTORY

Inventory as of March 31, 2002 and June 30, 2001 is comprised of the following:

                                       March  31,          June 30,
                                         2002                2001
                                      (unaudited)
                                     ------------        ------------
Healthcare products                  $    638,946        $     25,809
Consigned healthcare products                -                   -
                                     ------------        ------------
                                     $    638,946        $     25,809
                                     ============        ============

                                    - 10 -
-------------------------------------------------------------------------------

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

The Company was required to compute primary and diluted loss per share amounts for 2002 and 2001 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.


F.  NOTES RECEIVABLE

The Company has entered into seven agreements to sell shares of the Company's restricted common stock with certain executives and key consultants of the Company. The purchase price for such shares shall be paid pursuant to the terms of secured promissory notes. The notes accrue interest at a rate of 5.47% per annum and have a maturity date of January 1, 2004. The underlying securities total 8,810,000 shares of restricted common stock. The total amount of accrued interest as of March, 31 2002 is $5,353.


G.  WARRANTS AND OPTIONS

Warrants and options outstanding as of March 31, 2002 and June 30, 2001 consists of 250,000 and 769,500 non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock each at various prices ranging from $0.01 to $ 1.00 per share. Warrants were issued in consideration for certain past transactions and services rendered to the Company and expire five years from the date of issuance. The options were issued in consideration for certain past transactions and services rendered to the Company and expire at various times from three to eight years from the date of issuance.


H.  PREFERRED STOCK

The Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 were issued. The Series C preferred shares had a liquidation preference of $1,000 per share and each share, at the Company's option, was convertible into varying amounts of common stock at anytime within two years from the date of issuance. Subsequent to the Company's reincorporation in Delaware, the Company exercised its right to convert the preferred shares into common stock and retired the preferred series. In the aggregate, the preferred shares were converted into 4,797,845 shares of the Company's common stock. Currently, there are no preferred shares outstanding.

                                    - 11 -
-------------------------------------------------------------------------------

I.  LEASES

The Company leases its corporate office space pursuant to a lease that expires on March 31, 2003. The Company's base rent under the corporate office lease is $5,578 per month. In September 2001, the Company entered into a sublease agreement for warehouse facility space to be used to manufacture and distribute the Company's products. Prior to the Company's scheduled occupancy date under the sublease, the current lessee of the warehouse space (the Company's sublessor under the sublease) notified the Company that it was uncertain as to a precise date that it would be moving out of the warehouse space. The uncertainty surrounding the Company's occupancy date would have caused a serious disruption to the Company's operations and, thus, the Company implemented a contingency plan to outsource the manufacturing and distributing of its products. As a result, the Company does not foresee a future need for the warehouse space and the Company is in negotiations with the sublessor of the warehouse space to settle its obligations under the sublease.


J.  CONTINGENT LIABILITIES

The Company is engaged in litigation with a former officer and director of the Company. The dispute was initiated by the former officer alleging breach of a consulting agreement by the Company. The Company believes it has strong affirmative defenses against such claims and the validity of the contract itself and has filed a cross-complaint against the former officer alleging breach of fiduciary duty and conversion. Currently, the parties are involved in settlement negotiations. If settlement is not reached, the dispute will be heard before an arbitrator in Minneapolis, Minnesota. The Company has made an estimate of the likely costs attributable to such action and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of such liability, if any, under this lawsuit; however, in the opinion of the Company and its counsel, the disposition of this lawsuit will not adversely affect the consolidated financial statements of the Company to a material extent. The Company has received a demand letter from Danka Industries, Inc. (the sublessor of the warehouse facility) demanding payment on the arrearage of the sublease; however, as stated above in Section I, the Company believes that a cause of action exists against Danka for breach of contract under the sublease and, thus, the Company contends that it is not liable for damages under the sublease. Danka is in the process of executing a new sublease for the space with an alternative sublessee, and the Company is in negotiations with Danka to settle any remaining claims between the parties.


K.  GOING CONCERN

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the nine months ended March 31, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $2,050,000 in the aggregate.

The Company is in various stages of development on a number of products and is currently actively marketing its migraine relief products nationally. As a result of the national marketing of its migraine relief products, the Company has experienced significant sales in comparison to prior years. The Company believes its ability to build upon current sales levels is enhanced by
(i) the efficacy of its migraine product, MIGRASPRAY(r), as demonstrated by recent clinical trial results, (ii) the addition of new management coupled with the repositioning of existing management, (iii) the continued outsourcing of its manufacturing, distribution and marketing functions, and (iv) continued growth of the Company's distribution platform.

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

RISK FACTORS

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among other things, the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors", "Business", and elsewhere in this report.

DEVELOPMENT STAGE COMPANY

The Company is a development stage business engaged in the development, national distribution and marketing of unique healthcare products. The consolidated financial statements to date have in the past reflected activity primarily related to identifying suitable products for sale and efforts devoted to financing and carrying on administrative and marketing functions. Recently, the Company has begun to generate increased sales of its products through sales to national and regional retailers. The Company believes that it will continue to generate increased revenues and exit the development stage classification.

                                    - 13 -
-------------------------------------------------------------------------------

LIMITED OPERATING HISTORY

The Company has a limited operating history upon which an investor can evaluate its potential for future success.

Although the Company has commenced sales of MIGRASPRAY on a national level, to date, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $19.9 million through March 31, 2002. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY; however, most, if not all, of the Company's other products are in developmental stage. Sales of the MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including, but not limited to, the following:

  *  limited capital;
  *  delays in product development;
  *  possible cost overruns due to price increases in raw product;
  *  unforeseen difficulties in the Company's manufacturing processes;
  * risks associated with obtaining governmental approval or failure to comply with governmental regulation with respect to the Company's products;
  *  uncertain market acceptance; and
  *  the absence of an operating history.

Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

FAILURE TO MANAGE GROWTH

The Company expects to experience significant growth and expects such growth to continue into the future. The Company's growth may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no plans to acquire any "companies or assets of a material amount," should the Company decide to adopt acquisition plans as part of a future growth strategy, no assurance can be given that the Company can effectively integrate such acquired operations or assets with its own operations. The Company may also seek to finance any such future acquisition by debt financing or issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

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

PRODUCT LIABILITIES

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently has $5,000,000 of product liability insurance with a $2,500 self-insurance retention per occurrence and no self-insurance retention in the aggregate, and its manufacturers also have insurance policies. However, there can be no assurance that insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities.

COMPETITION IN THE INDUSTRY

The business of designing, marketing and selling healthcare items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

                                    - 14 -
-------------------------------------------------------------------------------

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

INTELLECTUAL PROPERTY PROTECTION

The Company's patents and trademarks are valuable assets which are very important to the marketing and national distribution of its products. The Company has received a patent for its migraine spray formulation and has filed patent applications for various other products and intends to file patent applications in the future, where appropriate, to protect technology inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

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

There can be no assurance that a court of competent jurisdiction would hold the Company's patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications will result in patents being used or issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights in the unpatented trade secrets.

EXPANSION INTO FOREIGN MARKETS

The Company intends to market its products internationally at a future date. Significant regulatory and legal barriers must be overcome before marketing can begin in any foreign market. Before international marketing is commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. The Company also may experience problems related to entering new markets with different cultural bases and legal systems from those encountered in the United States. Moreover, expansion of the Company's operations into new markets may entail substantial working capital requirements and costs associated with regulatory compliance. No assurance can be given that the Company will be able to replicate its sale model or make any significant sales of its products in foreign markets. There can be no assurance that the Company will generate any international revenues or those risks of international sales and operations will not harm the Company. International business involves inherent risks, and the Company anticipates the risks that may affect the Company, include, but are not limited to:

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

                                    - 15 -
-------------------------------------------------------------------------------

CAPITAL REQUIREMENTS

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity or debt financing. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

The Company estimates that it will require substantial capital in order to finance (i) the national print and media advertising needed to support marketing and national distribution of its migraine relief products, and
(ii) the development, promotion and maintenance of its product supply chain. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations and there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

RULE 144 STOCK SALES

As of March 31, 2002, the Company had approximately 45,077,673 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months, the Company will need to raise additional capital for its business operations. The Company is currently conducting a private placement offering of restricted common stock and/or debt with an attached equity instrument. The debt/equity offering is for a maximum of $3,000,000 with no minimum- offering requirement, is being offered and sold only to certain Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and will have a closing date of June 30, 2002, unless extended in the discretion of the Company's Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder.

The Company believes that if (i) funding for the maximum offering amount is achieved within the time frame currently planned, and (ii) certain minimum sales projections can be reached by calendar year end, that current growth plans can be funded from cash from forecasted future operations. There can be no assurance that the Company will timely complete its private placement offering, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete the offering, the Company will be limited in its ability to complete its contemplated business plan. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts. To date, the Company has raised approximately $1,880,000 in capital through a combination of debt and equity investments and the settlement of outstanding obligations which totaled $515,000.

                                    - 16 -
-------------------------------------------------------------------------------

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its initial research and development activities with respect to MIGRASPRAY, MIGRADAILY and ALLERSPRAY(tm) to the extent that such products are either being marketed currently or are ready for marketing. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in extensive research, and investigations are under way for the development of novel products to eliminate, prevent or reduce the symptoms associated with several conditions, including, but not limited to, arthritis and general pain. The Company plans to conduct clinical trials and market analyses for such new products and to continue clinical testing and analyzing certain existing products. The Company has filed and is filing for additional patent protection on several products it is either currently developing or has developed, including a rapid reliever of pain due to arthritis (approximately twenty one million Americans suffer from arthritis). As the average age of the population increases and the attendant number of people suffering from arthritis symptoms increase, the search for, and marketing of products for treatment of such symptoms are growing at a rapid rate.

FINANCIAL RESOURCES

At March 31, 2002 and June 30, 2001, the Company had current assets of $1,337,514 and $378,412, including cash of $134,404 and $162,921, respectively.
At March 31, 2002, current assets included inventory valued at $638,946 and prepaid expenses of $296,207. Total assets as of March 31, 2002 and June 30, 2001 were $2,180,450 and $397,513, respectively. Gross sales for the nine-month period ended March 31, 2002 and 2001 were $1,377,654 and $32,347, respectively. Net sales for the nine-month period ended March 31, 2002 and 2001 were $1,058,608 and $32,347. Sales primarily consist of MIGRADAILY and MIGRASPRAY which was sold on customary and "scan only" terms.

RESULTS OF OPERATIONS

As discussed above, the Company did not engaged in any significant business prior to April 17, 1995. During April 1995, the Company acquired UTI, a development stage business. Since that time, the Company has been developing various healthcare products and has recently begun to distribute its products through Mitchell Health Technologies. The Company has begun to see increased revenues from its marketing efforts and believes that product sales and revenues will continue to increase from period to period.

                                    - 17 -
-------------------------------------------------------------------------------

THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Gross sales for the three months ended March 31, 2002 and 2001 were $608,063 and $7,140, respectively, an increase of $600,923. The increase in net sales is due to the increased sales volume of the Company's brands, which the Company is distributing through existing and new retail customers, including, but not limited to, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company is continuing to broaden its customer base through the addition of other retailers. Net sales for the three months ended
March 31, 2002 and 2001 were $421,092 and $7,140, respectively, an increase of $413,952. The Company during the three months ended March 31, 2002 incurred discounts of $118,112 and returns of $122,859 on the sale of its products for the period.

The Company's gross profit and gross profit margin for the three months ended March 31, 2002 and 2001 was $248,213 and ($7,812), 58.9% and (109.4)%,
respectively.

Consulting fees totaled $42,785 for the three-month period ended
March 31, 2002, compared with $162,762 for the same period ending
March 31, 2001. This represents a decrease of $119,977 or 380.4% from the prior period. The Company uses the services of several outside consultants to assist with its information systems development and product development. General and administrative expenses incurred by the Company were $442,792 for the three-month period ended March 31, 2002, compared with $139,121 for the same period ended March 31, 2001. This represented an increase of $303,671 or 318.3% from the prior period. The increase is due primarily to the accrual of salaries necessitated by the hiring of a Chairman, Chief Executive Officer, General Counsel and Chief Financial Officer, which resulted in an additional $77,250 for salaries for the period, as well as the addition of other new employees to assist with supply chain management, marketing and corporate affairs. Marketing and advertising costs for the three-month period were $212,235 which includes the costs associated with the preparation of the Company's national marketing campaign and the services of its marketing/advertising firm. Promotional expenses were $111,745. Promotional expenses primarily reflect coupon programs that the Company engaged in to further new trial of its products by consumers. The Company expects to continue to incur promotional expenses until its products attain greater consumer awareness.

Other income (expense) totaled $27,236 for the three-month period ended
March 31, 2002, compared with $(758,160) for the same period ending
March 31, 2001. This represents a increase of $785,396 from the prior period. The Company recognized other income of $26,131 for the three-month period ended March 31, 2002, which was associated with forgiveness of debt and accounts payables. The Company has begun to reduce its overall debt and expects to decrease its overall expense associated with debt.

                                    - 18 -
-------------------------------------------------------------------------------

NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Gross sales for the nine months ended March 31, 2002 and 2001 were $1,377,654 and $32,347 respectively, an increase of $1,345,307. The increase in gross sales is due to the increased sales volume of the Company's brands which the Company is distributing through existing and new retail customers, including, but not limited to, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company is continuing to broaden its customer base through the addition of other retailers. Net sales for the nine months ended March 31, 2002 and 2001 were $1,058,608 and $32,347, respectively, an increase of $1,026,261. The Company during the nine months ended March 31, 2002 incurred discounts of $157,687 and returns of $161,359 on the sale of its products for the period.

The Company's gross profit and gross profit margin for the nine months ended March 31, 2002 and 2001 was $688,212 and $5,903, 65.1% and 18.3%, respectively.
The variation in gross profit margin is due to discounts that have been utilized as part of introducing and implementation of the Company's product lines into domestic retail channels during 2002.

Consulting fees totaled $125,385 for the nine-month period ended March 31, 2002, compared with $193,166 for the same period ending March 31, 2001. This represents a decrease of $67,781 or 64.9% from the prior period. The Company has used the services of several outside consultants to assist with its information systems development and product development. General and administrative expenses incurred by the Company were $1,476,388 for the nine-month period ended March 31, 2002, compared with $526,344 for the same period ended March 31, 2001. This represented an increase of $950,044 or 280.5% from the prior period. The increase is due to an increase in legal fees for the period to $287,119 (see "Item 1 Legal Proceedings"), the accrual of salaries necessitated by the hiring of a Chairman, Chief Executive Officer, General Counsel and Chief Financial Officer, which resulted in an additional $419,500 for salaries for the period, as well as the addition of other new employees to assist with supply chain management, marketing and corporate affairs. Marketing and advertising costs for the nine-month period were $490,898, which includes the costs associated with the preparation of the Company's national marketing campaign and the services of its marketing/advertising firm. Promotional expenses were $367,639. Promotional expenses primarily reflect coupon programs that the Company engaged in to further new trial of its products by consumers. The Company expects to continue to incur promotional expenses until its products attain greater consumer awareness.

Other income (expense) totaled $(267,498) for the nine-month period ended
March 31, 2002, compared with ($756,374) for the same period ending
March 31, 2001. This represents a decrease of $488,876 or 282.8% from the prior period. The Company has recognized costs approximating $245,000 with respect to the sublease of warehouse space and the expected legal fees surrounding the settlement of such lease obligation. The Company believes that the reserve allocated to the termination of the sublease should be adequate. If management believes that actual costs shall exceed this amount, an additional reserve shall be taken. The Company recognized interest expense of $69,454 for the nine-month period ended March 31, 2002, compared with $30,986 for the same period ending March 31, 2001. This represents an increase of $38,468 or 224.1% from the prior period. The Company recognized other income of $26,131 for the nine-month period ended March 31, 2002, which was associated with forgiveness of debt and accounts payables. The Company has begun to reduce its overall debt during the latter part of the nine-months ended March 31, 2002 and expects to decrease its overall expense associated with the debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the private placement of common stock, preferred stock, warrants, and to a lesser degree, revenue from sales. The Company anticipates that the proceeds from its current private placement offering of equity and debt securities, and the exercise of warrants, together with revenues from product sales, should be sufficient to finance its operations for the next twelve months. If the Company is not successful in completing its private placement offering it will not have the necessary funding to launch its national marketing campaign or continue with its operations as contemplated in its business plan. As of March 31, 2002, the Company had $134,404 in cash, primarily derived from the sale of common stock and debt.

CASH FLOW ANALYSIS

During the nine months ended March 31, 2002, the Company decreased its cash balances by $28,517 from operating, investing and financing activities.

OPERATING ACTIVITIES

The Company used $1,990,228 in cash from operating activities during the nine months ended March 31, 2002 as compared to $304,368 used during the nine months ended March 31, 2001. The $1,990,228 decrease in operating cash flow from period to period was mainly a result of a $613,137 increase in inventories due to work in process and finished good levels needed to support higher sales and a $526,646 increase in net loss adjusted for depreciation, amortization and other non-cash items, offset by an increase of $110,815 in accounts payable and accrued expenses.

INVESTING ACTIVITIES

The Company used $52,110 in cash from investing activities during the nine months ended March 31, 2002, an increase of $52,110 from the same period a year ago. Investing activities primarily represent investments into plant property and equipment assets.

FINANCING ACTIVITIES

During the nine months ended March 31, 2002, the Company generated $1,738,218 more cash from its financing activities than during the nine months ended
March 31, 2001 due to a $1,486,287 increase in private placement funds received in 2001 as compared to 2000 and a $149,699 increase in cash from long term notes payable, as well as the Company's officers providing short term loans to the Company and paying for expenses on the behalf of the Company in the amount of $117,445. These additional sources of cash were offset partially by the $10,911 payment made in 2001 on the Company's short-term loans payable.

At March 31, 2002, the Company had negative working capital of $317,676. This reflects a decrease of $685,678 in negative working capital at fiscal year end June 30, 2001. The Company believes that over the next few years working capital will increase to a positive position and the Company will employ working capital methodologies in achieving its business goals. The Company continues to build a strong balance sheet to sustain and bolster the revenue growth that it believes it can achieve through the sale of its products.

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

                                    - 19 -
-------------------------------------------------------------------------------

PART II  OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

During the three months ending March 31, 2002 the Company made the following issuances and sales of securities which are being offered without registration under the Securities Act of 1933 and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder.

The following is a summary of the issuances and sales of securities made during the three months ending March 31, 2002:


  * In eight separate transactions the Company issued 1,860,651 shares of common stock for repayment of accounts payable, various debt and interest payments.

  * In twenty eight separate transactions the Company issued 3,684,838 shares of common stock for monies received.

  * In seven separate transactions the Company issued 8,810,000 shares of common stock in exchange for secured promissory notes for executives and key consultants of the Company.

The private placement debt/equity offering is for a maximum of $3,000,000 with no minimum- offering requirement and is being offered and sold only to certain Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933). The private placement offering will have a closing date of June 30, 2002, unless extended in the discretion of the Board of Directors. All of the above shares were issued without an underwriter.



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:  May 17, 2002                   NATUREWELL, INCORPORATED

                                       By:  /S/ James R. Arabia
                                            ___________________
                                                James R. Arabia
                                                Chairman and
                                                Chief Executive Officer


Dated:  May 17, 2002

                                       By:  /S/ Kenneth J. Yonika
                                            _____________________
                                                Kenneth J. Yonika
                                                Secretary and
                                                Chief Financial Officer