Form 10QSB/A
period 1999-09-30
NATUREWELL INC
filed 2002-07-30
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the transition period from ___________ to __________

                       Commission File Number: 33-93132

                           NATUREWELL, INCORPORATED
                          --------------------------
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


La Jolla Diagnostics, Inc.  1020 Prospect Street, Suite 210, La Jolla, CA 92037
-------------------------------------------------------------------------------
                       (Former name and former address)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30,1999, the issuer had 20,378,219 shares outstanding of the Registrant's common stock, no par value.

     The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended September 30, 1999, for inclusion of the required Accountants Review Report and to correct for typographical errors. The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.

                                   PAGE  1
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                FORM 10-QSB/A
                       QUARTER ENDED SEPTEMBER 30, 1999

INDEX
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

     Accountants Review Report                                            3

     Consolidated Balance Sheets as of September 30, 1999
     (unaudited) and June 30, 1999                                        4

     Consolidated Statements of Operations for the Three
     Months Ended September 30, 1999 and 1998 (unaudited)                 5

     Consolidated Statements of Cash Flows for the Three
     Months Ended September 30, 1999 and 1998 (unaudited)                 6

     Notes to Consolidated Financial Statements                         7 - 8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8 - 12

PART II   OTHER INFORMATION                                              13

Item 1    Legal Proceedings - None

Item 2    Changes in Securities - None

Item 3    Defaults Upon Senior Securities - None

Item 4    Submission of Matters to a Vote of Security Holders -
          None

Item 5    Other Information - None

Item 6    Exhibits and Reports on Form 8-K - None

SIGNATURES                                                               13

                                   PAGE  2
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of September 30, 1999 and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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


/S/ARMANDO C. IBARRA, CPA
-------------------------
ARMANDO C. IBARRA, CPA

Chula Vista, California
May 23, 2002


                                   PAGE  3
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1999 AND JUNE 30, 1999
                        (A Development Stage Company)

                                           September 30,       June 30,
                                                1999             1999
                                            (unaudited)
                                           ------------      ------------
          ASSETS

CURRENT ASSETS:
Cash                                       $    199,922      $    208,555
Accounts receivable, net                           -                  207
Advances to officer                               6,554             6,670
Inventory - current portion                     785,638           786,353
Prepaid expenses                                 21,842            25,960
                                           ------------      ------------
          TOTAL CURRENT ASSETS                1,013,956         1,027,745

Property and equipment, net                      81,755            87,829
Inventory                                     1,240,000         1,240,000
Scientific technology                           503,684           512,830
Other assets                                      3,880             4,590
                                           ------------      ------------
TOTAL ASSETS                               $  2,843,275      $  2,872,994
                                           ============      ============

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                           $    160,881      $    237,214
Accrued expenses                                 52,835            27,892
Customer deposits                                   761               663
Lease obligations, current portion                1,418             1,418
Loans payable                                    73,943            91,841
                                           ------------      ------------
       TOTAL CURRENT LIABILITIES                289,838           359,028
                                           ------------      ------------

LONG TERM LIABILITIES:
Lease obligation, non-current portion               312               616
Minority interest                             1,466,923         1,227,937
                                           ------------      ------------
TOTAL LONG TERM LIABILITIES                   1,467,235         1,228,553
                                           ------------      ------------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
  shares authorized, 20,378,219 and
  20,338,219 shares issued & outstanding,
  respectively)                              13,306,623        13,302,264
Additional paid-in capital                      831,247           831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                 -
Retained deficit ($6,641,149 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (13,051,668)      (12,848,098)
                                           ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                    1,086,202         1,285,413
                                           ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $  2,843,275      $  2,872,994
                                           ============      ============

See accompanying notes to consolidated financial statements and accountants review report.

                                   PAGE  4
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH SEPTEMBER 30, 1999
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                  Development
                                                                  Stage Ended
                                   September 30,  September 30,  September 30,
                                       1999           1998           1999
                                   ------------   ------------   ------------
NET SALES                          $      9,483   $     43,947   $    609,339

OPERATING EXPENSES
Cost of products sold                    18,525         11,409        426,286
General and administrative expenses     198,180         94,838      2,134,453
Research and development                    945         10,169        679,143
Consulting services                      52,559         39,075      1,460,995
Depreciation and amortization            16,808          3,309        109,151
                                   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                287,017        158,800      4,810,028

LOSS FROM OPERATIONS                   (277,534)      (114,853)    (4,200,689)

OTHER INCOME (EXPENSES)
Interest income                            -              -           101,227
Reserve for inventory                      -              -        (2,634,210)
Interest expense                         (8,198)       (12,263)       (81,007)
Write-down of assets                       -              -          (507,548)
Loss on disposal of assets                 -              -          (202,329)
Minority interest                        85,362         11,630        902,607
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)            77,164           (633)    (2,421,260)
                                   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES               (200,370)      (115,486)    (6,621,949)

PROVISION FOR INCOME TAXES                3,200           -            19,200
                                   ------------   ------------   ------------
NET LOSS                           $   (203,570)  $   (115,486)  $ (6,641,149)
                                   ============   ============   ============
NET LOSS PER COMMON SHARE          $      (0.01)  $      (0.01)
                                   ============   ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         20,378,219     12,208,482
                                   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                   PAGE  5
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE OPERATIONS FROM
     DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH SEPTEMBER 30, 1999
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                            Development
                                                                            Stage Ended
                                             September 30,  September 30,  September 30,
                                                 1999           1998           1999
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $   (203,570)  $   (115,486)  $ (6,641,149)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                    16,808         12,263        109,151
  Write-down of assets                               -              -         3,141,758
  Minority interest                               (85,362)       117,670        (27,566)
  Issuance of stock for services and warrants      39,360         63,384        869,306
  Loss on property and equipment                     -              -              (278)
  Loss on partnership                                -              -           203,540

Changes in assets and liabilities
  (Increase) decrease in inventories                  715          1,576        (25,064)
  (Increase) decrease in accounts receivable          208        (10,033)         2,061
  (Increase) decrease in prepaid expenses            -              -           (28,020)
  (Increase) decrease in advances to officers        -              (111)        (6,670)
  (Increase) decrease in accrued interest            -              -          (100,648)
  (Increase) decrease in other assets               4,945         (7,112)           126
  (Increase) decrease in accounts payable
    accrued expenses                              (69,189)       (40,863)       212,905
                                             ------------   ------------   ------------
NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                         (296,085)        21,288     (2,290,548)
                                             ------------   ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                      (1,589)          -           (77,355)
  Payments for partnership investments               -              -           (52,181)
  Proceeds from sale of property and
    equipment                                        -              -             1,750
  Buyout minority interest in partnership            -              -           (25,000)
                                             ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES              (1,589)          -          (152,786)
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          289,345           -         1,234,330
  Syndication costs                                  -              -           (41,250)
  Proceeds from sale of minority interest            -              -         1,049,300
  Deferred offering costs                            -              -           (68,753)
  Payments on related party debt                     -              -           (40,152)
  Payments on capital lease obligations              (304)          (267)       (10,147)
  Proceeds from (payments on) loans payable          -            58,341        444,021
  Payments on notes payable                          -              -           (24,144)
  Proceeds from minority interest in
    partnership                                      -              -           100,000
                                             ------------   ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:        289,041         58,074      2,643,205
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                    (8,633)        79,362        199,871

CASH AT BEGINNING OF PERIOD                       208,555          1,307             51
                                             ------------   ------------   ------------
CASH AT END OF PERIOD                        $    199,922   $     80,669   $    199,922
                                             ============   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                   PAGE  6
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

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


B.        INVENTORIES:

          Inventories as of September 30, 1999 and June 30, 1999 are comprised of the following:

                                    September 30, 1999     June 30, 1999
                                       (unaudited)
                                       ------------         ------------
     Antisera at original value        $  4,150,579         $  4,150,579
     Less Valuation reserve              (2,600,579)          (2,600,579)
                                       ------------         ------------
     Antisera products, net               1,550,000            1,550,000
     Diagnostic test products               472,025              472,665
     Healthcare products                      3,613                3,688
                                       ------------         ------------
                                       $  2,025,638         $  2,026,353
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

                                   PAGE  7
-------------------------------------------------------------------------------

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

                                   PAGE  8
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

On May 12, 1999, DTI engaged in a private placement offering $12,000,000 of convertible debentures. In July 1999, this offering was changed to 400 units at $4,000,000. Each unit of convertible debenture is convertible at $1.25 a share. $414,000 has been raised subsequent as of September 31, 1999. Syndication costs totaling $124,654 have been spent in order to raise this capital. As of the date of these financial statements none of the debentures have been converted into DTI common stock. The proceeds are being used for working capital with an emphasis on increasing manufacturing capabilities and the expansion of marketing and sales efforts related to the products acquired by DTI.


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

                                   PAGE  9
-------------------------------------------------------------------------------

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                           For The Three Months Ended
                                   September 30, 1999      September 30, 1998
                                   ------------------      ------------------
        Revenues                       $    9,483              $   43,947
        Cost of products sold             (18,525)                (11,409)
        Other operating expenses         (268,492)               (147,391)
        Loss from operations             (277,534)               (114,853)
        Net loss                       $ (203,570)             $ (115,486)

The Company experienced a net loss of $203,570 for the three month period ending September 30, 1999, compared with a net loss of $115,486 for the same period ending September 30, 1998. On a consolidated basis, the Company had sales totaling $9,483 for the three months ended September 30, 1999, compared with $43,947 in sales for the Company for the same period ending September 30, 1998. Cost of product sales and operating expenses for the three months ended September 30, 1999 were $287,017 compared to $158,800 for the three months ended September 30, 1998.

          FINANCIAL RESOURCES

At September 30, 1999, the Company had current assets of $1,013,956 which includes inventory of $3,613 in healthcare products, $472,025 in diagnostic products,
$310,000 in current antisera inventory, and $21,842 in prepaid expenses.

          DIAGNOSTECH, INC.

In September 1998, the Company incorporated a new subsidiary named DiagnosTech, Inc., to develop and market clinical diagnostic products using immunologic and molecular biologic technologies. DTI has raised $1,434,000 through private placements increasing the minority equity interest (the percentage not owned by La Jolla Diagnostics, Inc.) to 45 percent. The proceeds were used to fund DTI's internal operation costs, increase production capabilities and to market the test products internationally.

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

                                   PAGE 10
-------------------------------------------------------------------------------

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

                                   PAGE 11
-------------------------------------------------------------------------------

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

                                   PAGE 12
-------------------------------------------------------------------------------

PART II   OTHER INFORMATION

          None




SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  JULY 29, 2002                   NATUREWELL, INCORPORATED

                                       By:  /s/ KENNETH J. YONIKA
                                       --------------------------
                                                KENNETH J. YONIKA,
                                                TREASURER AND CHIEF
                                                FINANCIAL OFFICER

                                   PAGE 13
-------------------------------------------------------------------------------