Form 10QSB/A
period 1999-12-31
NATUREWELL INC
filed 2002-07-30
CIK 945617

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2000 the issuer had 20,378,219 shares outstanding of the Registrant's common stock, no par value.

     The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended December 31, 1999, for inclusion of the required Accountants Review Report and to correct for typographical errors.
The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.

                                    -  1 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                FORM 10-QSB/A
                       QUARTER ENDED DECEMBER 31, 1999

INDEX
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements :

     Accountants Review Report                                            3

     Consolidated Balance Sheets as of December 31, 1999
     (unaudited) and June 30, 1999                                        4

     Consolidated Statements of Operations for the Six
     Months Ended December 31, 1999 and 1998 (unaudited)                  5

     Consolidated Statements of Operations for the Three
     Months Ended December 31, 1999 and 1998 (unaudited)                  6

     Consolidated Statements of Cash Flows for the Six
     Months Ended December 31, 1999 and 1998 (unaudited)                  7

     Notes to Consolidated Financial Statements                         8 - 9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9 - 10

PART II   OTHER INFORMATION

Item 1    Legal Proceedings - None                                       11

Item 2    Changes in Securities - None                                   12

Item 3    Defaults Upon Senior Securities - None                         12

Item 4    Submission of Matters to a Vote of Security Holders -
          None                                                           12

Item 5    Other Information - None

Item 6    Exhibits and Reports on Form 8-K - none                        13

SIGNATURES                                                               14

                                    -  2 -
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.

We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of December 31, 1999 and the related consolidated statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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


/S/ ARMANDO C. IBARRA
----------------------
ARMANDO C. IBARRA, CPA


Chula Vista, California
May 23, 2002


                                    -  3 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND JUNE 30, 1999
                        (A Development Stage Company)

                                             December 31,       June 30,
                                                 1999             1999
                                             (unaudited)
                                             ------------     ------------
          ASSETS

CURRENT ASSETS:
Cash                                         $     37,121     $    208,555
Accounts receivable                                 4,364              207
Advances to officer                                 6,658            6,670
Inventory - current portion                       784,285          786,353
Prepaid expenses                                   19,483           25,960
                                             ------------     ------------
TOTAL CURRENT ASSETS                              851,911        1,027,745

Property and equipment, net                        84,987           87,829
Inventory                                       1,240,000        1,240,000
Scientific technology                             494,585          512,830
Other assets                                        3,880            4,590
                                             ------------     ------------
TOTAL ASSETS                                 $  2,675,363     $  2,872,994
                                             ============     ============

  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $    144,086     $    237,214
Accrued expenses                                   28,595           27,892
Customer deposits                                     663              663
Lease obligations, current portion                  1,628            1,418
Loans payable                                      70,757           91,841
                                             ------------     ------------
TOTAL CURRENT LIABILITIES                         245,729          359,028
                                             ------------     ------------

LONG TERM LIABILITIES:
Lease obligation, non-current portion                -                 616
Minority interest                               1,467,738        1,227,937
                                             ------------     ------------
TOTAL LONG TERM LIABILITIES                     1,467,738        1,228,553
                                             ------------     ------------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
  shares authorized, 20,378,219 and
  20,338,219 shares issued & outstanding,
  respectively)                                13,306,873       13,302,264
Additional paid-in capital                        831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)               -                -
Retained deficit ($6,765,705 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                               (13,176,224)     (12,848,098)
                                             ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                        961,896        1,285,413
                                             ------------     ------------
TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY                          $  2,675,363     $  2,872,994
                                             ============     ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  4 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (A Development Stage Company)

                                               For The Three Months Ended
                                                       December 31,
                                                1999                 1998
                                            (unaudited)          (unaudited)
                                            ------------         ------------
NET SALES                                   $     20,940         $      6,015

OPERATING EXPENSES
Cost of products sold                             47,318                9,757
General and administrative expenses               82,369              136,092
Research and development                           4,127                9,959
Consulting services                               51,533                  350
Depreciation and amortization                     16,701                3,309
                                            ------------         ------------
TOTAL COSTS AND EXPENSES                         202,048              159,467

LOSS FROM OPERATIONS                            (181,108)            (153,452)

OTHER INCOME (EXPENSES)
Interest expense                                    (783)              (3,813)
Minority interest                                 57,335               29,868
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     56,552               26,055

LOSS BEFORE INCOME TAXES                        (124,556)            (127,397)
                                            ------------         ------------
PROVISION FOR INCOME TAXES                          -                    -

NET LOSS                                    $   (124,556)        $   (127,397)
                                            ============         ============
NET LOSS PER COMMON SHARE                   $      (0.01)        $      (0.01)
                                            ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,232,049           12,614,039
                                            ============         ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  5 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
           OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH DECEMBER 31, 1999
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                 Development
                                                                 Stage Ended
                                   December 31,   December 31,   December 31,
                                       1999           1998           1999
                                   ------------   ------------   ------------
NET SALES                          $     30,423   $     49,962   $    630,279

OPERATING EXPENSES
Cost of products sold                    65,843         21,166        473,604
General and administrative expenses     280,549        230,931      2,216,822
Research and development                  5,072         20,128        683,270
Consulting services                     104,091         39,425      1,512,527
Depreciation and amortization            33,509          6,618        125,852
                                   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                489,064        318,268      5,012,075

LOSS FROM OPERATIONS                   (458,641)      (268,306)    (4,381,796)

OTHER INCOME (EXPENSES)
Interest income                            -              -           101,227
Reserve for inventory                      -              -        (2,634,210)
Interest expense                         (8,981)       (16,076)       (81,790)
Write-down of assets                       -              -          (507,548)
Loss on disposal of assets                 -              -          (202,329)
Minority interest                       142,697         41,499        959,942
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)           133,716         25,423     (2,364,708)
                                   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES               (324,925)      (242,883)    (6,746,504)

PROVISION FOR INCOME TAXES                3,200           -            19,200
                                   ------------   ------------   ------------

NET LOSS                           $   (328,125)  $   (242,883)  $ (6,765,704)
                                   ============   ============   ============

NET LOSS PER COMMON SHARE          $      (0.02)  $      (0.02)
                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        20,232,049     12,282,749
                                   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  6 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
       AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE OPERATIONS FROM
     DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH DECEMBER 31, 1999
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                           Development
                                                                           Stage Ended
                                             December 31,   December 31,   December 31,
                                                 1999           1998           1999
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $   (328,125)  $   (242,883)  $ (6,765,705)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                    31,880          6,618        124,223
  Write-down of assets                               -              -         3,141,758
  Minority interest                              (142,697)       168,802        (84,901)
  Issuance of stock for services
  and warrants                                     39,360         63,384        869,306
  Loss on property and equipment                     -              -              (278)
  Loss on partnership                                -              -           203,540

Changes in assets and liabilities
  (Increase)/decrease in inventories                2,068         (1,000)       (23,711)
  (Increase)/decrease in accounts receivable       (4,156)        (7,803)        (2,303)
  (Increase)/decrease in prepaid expenses            -              -           (28,020)
  (Increase)/decrease in advances to officers        -             1,246         (6,670)
  (Increase)/decrease in accrued interest            -              -          (100,648)
  (Increase)/decrease in other assets               7,200         (5,735)         2,381
  (Increase)/decrease in accounts payable
    and accrued expenses                         (113,510)       (19,656)       168,585
                                             ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES            (507,980)       (37,027)    (2,502,443)
                                             ------------   ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                     (10,793)          -           (86,559)
  Payments for subsidiary investments                -              -           (52,181)
  Proceeds from sale of property and
    equipment                                        -              -             1,750
  Buyout minority interest in partnership            -              -           (25,000)
                                             ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES             (10,793)          -          (161,990)
                                             ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          347,745           -         1,292,730
Syndication costs                                    -              -           (41,250)
  Proceeds from sale of minority interest            -              -         1,049,300
  Deferred offering costs                            -              -           (68,753)
  Payments on related party debt                     -              -           (40,152)
  Payments on capital lease obligations              (406)          (544)       (10,249)
  Proceeds from (payments on) loans payable          -            57,991        444,021
  Payments on notes payable                          -              -           (24,144)
  Proceeds from minority interest in
    partnership                                      -              -           100,000
                                             ------------   ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:        347,339         57,447      2,701,503
                                             ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                  (171,434)        20,420         37,070

CASH AT BEGINNING OF PERIOD                       208,555          1,307             51
                                             ------------   ------------   ------------

CASH AT END OF PERIOD                        $     37,121   $     21,727   $     37,121
                                             ============   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  7 -
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


B.        INVENTORIES:

          Inventories as of December 31, 1999 and June 30, 1999 are comprised of the following:

                                     December 31, 1999     June 30, 1999
                                        (unaudited)
                                       ------------         ------------
     Antisera at original value        $  4,142,165         $  4,150,579
     Less valuation reserve              (2,600,579)          (2,600,579)
                                       ------------         ------------
     Antisera products, net               1,541,586            1,550,000
     Diagnostic test products               464,829              472,665
     Healthcare products                     17,870                3,688
                                       ------------         ------------
                                       $  2,024,285         $  2,026,353
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

                                    -  8 -
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

                                    -  9 -
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

                                    - 10 -
-------------------------------------------------------------------------------

          FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                            For The Six Months Ended
                                    December 31, 1999       December 31, 1998
                                   ------------------      ------------------
        Revenues                       $   30,423              $   49,962
        Cost of products sold             (65,843)                (21,166)
        Other operating expenses         (423,221)               (290,484)
        Loss from operations             (458,641)               (268,306)
                                       ----------              ----------
        Net loss                       $ (328,126)             $ (242,883)
                                       ==========              ==========

The Company experienced a net loss of $328,126 for the six month period ending December 31, 1999, compared with a net loss of $242,883 for the same period ending December 31, 1998. On a consolidated basis, the Company had sales totaling $30,423 for the six months ended December 31, 1999, compared with $49,962 in sales for the Company for the same period ending
December 31, 1998. Cost of product sales and operating expenses for the six months ended December 31, 1999 were $489,064, compared to $318,268 for the six months ended December 31, 1998.

          FINANCIAL RESOURCES

At December 31, 1999, the Company had current assets of $851,911 which includes inventory of $17,870 in healthcare products, $464,829 in diagnostic products, $301,586 in current antisera inventory, and $19,483 in prepaid expenses.

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

                                    - 11 -
-------------------------------------------------------------------------------

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

                                    - 12 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION


LEGAL PROCEEDINGS

          None


CHANGES IN SECURITIES

          None


DEFAULTS UPON SENIOR SECURITIES

          None


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


OTHER INFORMATION

          None

                                    - 13 -
-------------------------------------------------------------------------------

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  JULY 29, 2002                   NATUREWELL, INCORPORATED.

                                       By:  /s/ KENNETH J. YONIKA
                                       --------------------------
                                                KENNETH J. YONIKA,
                                                TREASURER AND CHIEF
                                                FINANCIAL OFFICER


                                    - 14 -
-------------------------------------------------------------------------------