Form 10QSB/A
period 2000-03-31
NATUREWELL INC
filed 2002-07-30
CIK 945617

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


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 10, 2000 the issuer had 20,777,514 shares outstanding of the Registrant's common stock, no par value.

The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended March 31, 2000, for inclusion of the required Accountants Review Report and to correct for typographical errors. The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.

                                    -  1 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                FORM 10-QSB/A
                         QUARTER ENDED MARCH 31, 2000

INDEX
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

     Accountants Review Report                                            3

     Consolidated Balance Sheets as of March 31, 2000
        (unaudited) and June 30, 1999                                     4

     Consolidated Statements of Operations for the Three
        Months Ended March 31, 2000 and 1999 (unaudited)                  5

     Consolidated Statements of Operations for the Nine
        Months Ended March 31, 2000 and 1999 (unaudited)                  6

     Consolidated Statements of Cash Flows for the Nine
        Months Ended March 31, 2000 and 1999 (unaudited)                  7

     Notes to Consolidated Financial Statements                         8 - 9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10 - 13

SIGNATURES                                                               14

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
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2000 AND JUNE 30, 1999
                        (A Development Stage Company)

                                              March 31,        June 30,
                                                2000             1999
                                             (unaudited)
                                            -----------      -----------
          ASSETS
CURRENT ASSETS:
Cash                                        $   163,218      $   208,555
Accounts receivable                               3,060              207
Advances to officer                               6,658            6,670
Inventory - current portion                     783,196          786,353
Prepaid expenses                                 13,322           25,960
                                            -----------      -----------
TOTAL CURRENT ASSETS                            969,454        1,027,745

Property and equipment, net                      87,388           87,829
Inventory                                     1,240,000        1,240,000
Scientific technology                           485,485          512,830
Other assets                                      3,771            4,590
                                            -----------      -----------
TOTAL ASSETS                                $ 2,786,098      $ 2,872,994
                                            ===========      ===========

     LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                            $   185,814      $   237,214
Accrued expenses                                 35,920           27,892
Customer deposits                                   663              663
Lease obligations,
  current portion                                 1,224            1,418
Loans payable                                    73,007           91,841
                                            -----------      -----------
TOTAL CURRENT LIABILITIES                       296,628          359,028
                                            -----------      -----------

LONG TERM LIABILITIES:
Lease obligation,
  non-current portion                              -                 616
Minority interest                             1,434,284        1,227,937
                                            -----------      -----------
TOTAL LONG TERM LIABILITIES                   1,434,284        1,228,553
                                            -----------      -----------

STOCKHOLDERS' EQUITY:
Common stock, no par value (50,000,000
  shares authorized, 20,440,082 and
  20,378,219 shares issued & outstanding,
  respectively)                              13,576,136       13,302,264
Additional paid-in capital                      831,247          831,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($6,949,254 and
  $6,437,579 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (13,352,197)     (12,848,098)
                                            -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                    1,055,186        1,285,413
                                            -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                        $ 2,786,098      $ 2,872,994
                                            ===========      ===========

  See accompanying notes to consolidated financial statements and accountants review report.

                                    -  4 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (A DEVELOPMENT STAGE COMPANY)
                                 (UNAUDITED)

                                              March 31,            March 31,
                                                2000                 1999
                                            ------------         ------------
NET SALES                                   $     29,126         $      6,220

OPERATING EXPENSES
Cost of products sold                              6,596                1,956
General and administrative expenses              161,874              134,724
Research and development                           4,750                9,472
Consulting services                               50,700                 -
Depreciation and amortization                     17,124                9,810
                                            ------------         ------------
TOTAL COSTS AND EXPENSES                         241,044              155,962

LOSS FROM OPERATIONS                            (211,918)            (149,742)

OTHER INCOME (EXPENSES)
Interest expense                                    (979)              (3,675)
Minority interest                                 36,924               38,743
Write-down of assets                                -                 (25,000)
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     35,945               10,068
                                            ------------         ------------
LOSS BEFORE INCOME TAXES                        (175,973)            (139,674)

PROVISION FOR INCOME TAXES                          -                    -
                                            ------------         ------------
NET LOSS                                    $   (175,973)        $   (139,674)
                                            ============         ============
NET LOSS PER COMMON SHARE                   $      (0.01)        $      (0.01)
                                            ============         ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    20,440,082           19,858,206
                                            ============         ============

  See accompanying notes to consolidated financial statements and accountants review report.

                                    -  5 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                            THROUGH MARCH 31, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                 Development
                                                                 Stage Ended
                                     March 31,      March 31,      March 31,
                                       2000           1999           2000
                                   ------------   ------------   ------------
NET SALES                          $     59,548   $     56,182   $    659,404

OPERATING EXPENSES
Cost of products sold                    72,439         23,125        480,200
General and administrative expenses     442,423        365,652      2,378,696
Research and development                  9,822         29,600        688,020
Consulting services                     154,791         39,425      1,563,227
Depreciation and amortization            50,633         16,428        142,976
                                   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                730,108        474,230      5,253,119

LOSS FROM OPERATIONS                   (670,560)      (418,048)     4,593,715

OTHER INCOME (EXPENSES)
Interest income                            -              -           101,227
Reserve for inventory                      -              -        (2,634,210)
Interest expense                         (9,960)       (19,751)       (82,769)
Write-down of assets                       -           (25,000)      (507,548)
Loss on disposal of assets                 -              -          (202,329)
Minority interest                       179,621         80,242        996,866
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)           169,661         35,491     (2,328,763)
                                   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES               (500,899)      (382,557)     6,922,478

PROVISION FOR INCOME TAXES                3,200           -            19,200
                                   ------------   ------------   ------------
NET LOSS                           $   (504,099)  $   (382,557)  $  6,941,678
                                   ============   ============   ============
NET LOSS PER COMMON SHARE          $      (0.02)  $      (0.03)
                                   ============   ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         20,440,082     14,231,304
                                   ============   ============

  See accompanying notes to consolidated financial statements and accountants review report.

                                    -  6 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
       AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE OPERATIONS FROM
       DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT) THROUGH MARCH 31, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                            Development
                                                                            Stage Ended
                                              March 31,       March 31,       March 31,
                                                2000            1999            2000
                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $   (504,099)   $   (382,557)   $ (6,941,678)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                   48,959          16,428         141,302
  Write-down of assets                              -               -          3,141,758
  Minority interest                             (176,151)        119,059        (118,355)
  Issuance of stock for services                  39,360          75,300         869,306
  Loss on property and equipment                    -               -               (278)
  Loss on partnership                               -               -            203,540

Changes in assets and liabilities
  (Increase)/decrease in inventories               3,157         218,893         (22,622)
  (Increase)/decrease in accounts receivable      (2,852)         (1,140)           (999)
  (Increase)/decrease in prepaid expenses           -               -            (28,020)
  (Increase)/decrease in advances to officers       -                 38          (6,670)
  (Increase)/decrease in accrued interest           -               -           (100,648)
  (Increase)/decrease in other assets             13,516          24,305           8,697
  (Increase)/decrease in accounts payable
     and accrued liabilities                     (62,206)        (51,209)        219,888
                                            ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                        (640,316)         19,117      (2,634,779)
                                            ------------    ------------    ------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                    (21,218)         (6,182)        (96,984)
  Payments for subsidiary investments               -               -            (52,181)
  Proceeds from sale of property and
    equipment                                       -               -              1,750
  Buyout minority interests in partnership          -               -            (25,000)
                                            ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES            (21,218)         (6,182)       (172,415)
                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         617,008           3,000       1,561,993
  Syndication costs                                 -               -            (41,250)
  Proceeds from sale of minority interest           -               -          1,049,300
  Deferred offering costs                           -               -            (68,753)
  Payments on related party debt                    -               -            (40,152)
  Payments on capital lease obligations             (811)           (829)        (10,654)
  Proceeds from (payments on) loans payable         -             47,932         444,021
  Payments on notes payable                         -               -            (24,144)
  Proceeds from minority interest in
   partnership                                      -               -            100,000
                                            ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:       616,197          50,103       2,970,361
                                            ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                  (45,337)         63,038         163,167

CASH AT BEGINNING OF PERIOD                      208,555           1,307              51
                                            ------------    ------------    ------------
CASH AT END OF PERIOD                       $    163,218    $     64,345    $    163,218
                                            ============    ============    ============

  See accompanying notes to consolidated financial statements and accountants review report.

                                    -  7 -
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


B.        INVENTORIES:

          Inventories as of March 31, 2000 and June 30, 1999 are comprised of the following:
                                      March 31, 2000       June 30, 1999
                                       (unaudited)
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


E.        SUPPLEMENTAL CASH FLOW INFORMATION:

          Interest and Income Taxes Paid

Cash paid for interest and income taxes for the nine months ended
March 31, 2000 and 1999 (unaudited) were as follows:

                            March 31, 2000       March 31, 1999
                             ------------         ------------
       Interest              $      9,960         $     19,751
       Income taxes          $       -            $       -


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

The company's board of directors has approved changing the company's name from La Jolla Diagnostics, Inc. to NatureWell, Inc.

The proposed name change is subject to shareholder approval, which will be sought at the company's 2000 Annual Meeting. Upon such approval, the company will immediately file with the NASD for a new ticker symbol.

This action constitutes a proposed name change of the company only. Each share of La Jolla Diagnostics, Inc. (OTCC:LAJD) will equal one share of NatureWell, Inc.

The Company believes that because of the quality of its existing products and other products being developed, with its business objectives in place, and through recent and future funding and projected revenues, and it will begin to achieve it's goals before the end of its fiscal year (June 30, 2000).

                                    - 10 -
-------------------------------------------------------------------------------

          FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                         For The Nine Months Ended
                                     MARCH 31, 2000     MARCH 31, 1999
                                      ------------       ------------
        Revenues                       $   59,548         $   56,182
        Cost of products sold             (72,439)           (23,125)
        Other operating expenses         (657,669)          (451,105)
                                       ----------         ----------
        Loss from operations             (670,560)          (418,048)
        Net loss                       $ (504,099)        $ (382,557)
                                       ==========         ==========

The Company experienced a net loss of $504,099 for the nine month period ending March 31, 2000, compared with a net loss of $382,557 for the same period ending March 31, 1999. On a consolidated basis, the Company had sales totaling $59,548 for the nine months ended March 31, 2000, compared with $56,182 in sales for the Company for the same period ending March 31, 1999. Cost of product sales and operating expenses for the nine months ended March 31, 2000 were $730,108 compared to $474,230 for the nine months ended March 31, 1999.


          FINANCIAL RESOURCES

At March 31, 2000, the Company had current assets of $969,454 which includes inventory of $16,781 in healthcare products, $464,829 in diagnostic products, $301,586 in current antisera inventory, and $13,322 in prepaid expenses.

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

The company is also in the process of introducing several other products to its expanded product line

                                    - 11 -
-------------------------------------------------------------------------------

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

                                    - 12 -
-------------------------------------------------------------------------------

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