Form 10QSB/A
period 2000-09-30
NATUREWELL INC
filed 2002-07-30
CIK 945617

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2000 the issuer had 25,616,475 shares outstanding of the Registrant's common stock, no par value.

     The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended September 30, 2000, for inclusion of the required Accountants Review Report and to correct for typographical errors. The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.

                                    -  1 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES
                                FORM 10-QSB/A
                       QUARTER ENDED SEPTEMBER 30, 2000

INDEX
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Accountants Review Report                                       3

          Consolidated Balance Sheets as of
          September 30, 2000 (unaudited) and June 30, 2000                4

          Consolidated Statements of Operations
          for the Three Months Ended September 30, 2000
          and 1999 (unaudited)                                            5

          Consolidated Statements of Cash Flows
          for the Three Months Ended September 30, 2000
          and 1999 (unaudited)                                            6

          Notes to Consolidated Financial Statements                    7 - 8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8 - 12

SIGNATURES                                                               13

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
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of September 30, 2000 and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
                        (A Development Stage Company)

                                            September 30,      June 30,
                                                2000             2000
                                             (unaudited)
                                            -----------      -----------
CURRENT ASSETS:
Cash                                        $        35      $    28,765
Accounts receivable                              31,605           31,106
Advances to officer                               6,797            6,428
Inventory - current portion                     798,336          800,447
Prepaid expenses                                  6,663            6,663
                                            -----------      -----------
          TOTAL CURRENT ASSETS                  843,436          873,409

Property and equipment, net                      12,242           15,345
Scientific technology                           471,231          476,431
Other assets                                      4,186            3,771
                                            -----------      -----------
TOTAL ASSETS                                $ 1,331,095      $ 1,368,956
                                            ===========      ===========

    LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable                            $   235,173      $   199,994
Accrued expenses                                101,831           88,850
Customer deposits                                   707              663
Lease obligations,
  current portion                                  -                 734
Loans payable                                   151,016          116,016
                                            -----------      -----------
       TOTAL CURRENT LIABILITIES                488,727          406,257
                                            -----------      -----------

LONG-TERM LIABILITIES:
Minority interest                               875,288          892,348
                                            -----------      -----------
TOTAL LONG-TERM LIABILITIES                     875,288          892,348
                                            -----------      -----------

STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock, no par value
  (50,000,000 shares authorized,
  25,616,475 and 23,983,069 shares
  issued & outstanding, respectively)        14,396,210       14,233,321
Less stock subscriptions receivable             (95,000)         (95,000)
Additional paid-in capital                      869,247          869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($8,792,860 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (15,203,377)     (14,937,217)
                                            -----------      -----------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY            (32,920)          70,351
                                            -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                       $ 1,331,095      $ 1,368,956
                                            ===========      ===========

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  4 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH SEPTEMBER 30, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                  Development
                                                                  Stage Ended
                                   September 30,  September 30,  September 30,
                                       2000           1999           2000
                                   ------------   ------------   ------------
NET SALES                          $     21,612   $      9,483   $    713,397

OPERATING EXPENSES
Cost of products sold                    10,233         18,525        458,893
General and administrative expenses     252,727        198,180      2,877,349
Research and development                    394            945        743,156
Consulting services                      21,891         52,559      2,130,946
Depreciation and amortization             5,302         16,808        165,332
                                   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                290,547        287,017      6,375,676

LOSS FROM OPERATIONS                   (269,135)      (277,534)    (5,662,479)

OTHER INCOME (EXPENSES)
Interest income                            -              -           102,688
Reserve for inventory                      -              -        (3,863,375)
Interest expense                        (11,086)        (8,198)      (149,246)
Commissions convertible debentures         -              -          (168,505)
Write-down of assets                       -              -          (507,548)
Loss on disposal of assets                 -              -          (242,293)
Minority interest                        17,059         85,362      1,720,898
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)             5,973         77,164     (3,107,381)
                                   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES               (262,962)      (200,370)    (8,769,660)

PROVISION FOR INCOME TAXES                3,200          3,200         23,200
                                   ------------   ------------   ------------
NET LOSS                           $   (266,162)  $   (203,570)  $ (8,792,860)
                                   ============   ============   ============
NET LOSS PER COMMON SHARE          $      (0.01)  $      (0.01)
                                   ============   ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        21,598,688     20,378,219
                                   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  5 -
-------------------------------------------------------------------------------

                 LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH SEPTEMBER 30, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                            Development
                                                                            Stage Ended
                                             September 30,  September 30,  September 30,
                                                 2000           1999           2000
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $   (266,162)  $   (203,570)  $ (8,792,860)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                     8,302         16,808        168,332
  Write-down of assets                               -              -         4,370,923
  Minority interest                               (17,059)       (85,362)      (845,857)
  Issuance of stock for services and warrants      96,890         39,360      1,444,611
  Reserve allowance-inventory w/o                    -              -         3,863,375
  Loss on property and equipment                     -              -            39,686
  Loss on partnership                                -              -           203,540
  Equipment traded for services                      -              -             5,801

Changes in assets and liabilities
  (Increase)/decrease in inventories                2,911            715        (26,927)
  (Increase)/decrease in accounts receivable      (22,498)           208        (51,544)
  (Increase)/decrease in prepaid expenses            -              -            (8,723)
  (Increase)/decrease in advances to officers        -              -            (6,428)
  (Increase)/decrease in accrued interest            -              -          (100,648)
  (Increase)/decrease in other assets              29,911          4,945         25,911
  (Increase)/decrease in accounts payable
    and accrued expenses                           38,775        (69,189)       391,689
                                             ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES            (129,730)      (296,085)    (3,182,494)
                                             ------------   ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                        -            (1,589)       (80,333)
  Payments for Nasal Mist, Inc. investments          -              -           (52,181)
  Proceeds from sale of property and
    equipment                                        -              -             1,750
  Buyout minority interest in partnership            -              -           (25,000)
                                             ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                -            (1,589)      (155,764)
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           66,000        289,345      1,391,867
  Syndication costs                                  -              -           (65,850)
  Proceeds from sale of minority interest            -              -         1,029,300
  Deferred offering costs                            -              -           (68,753)
  Payments on related party debt                     -              -           (40,152)
  Payments on capital lease obligations              -              (304)       (11,143)
  Proceeds from Convertible debentures               -              -           571,000
  Proceeds from (payments on) loans payable        35,000           -           479,021
  Payments on notes payable                          -              -           (47,048)
  Proceeds from minority interest in
    partnership                                      -              -           100,000
                                             ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:        101,000        289,041      3,338,242
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                   (28,730)        (8,633)           (16)

CASH AT BEGINNING OF PERIOD                        28,765        208,555             51
                                             ------------   ------------   ------------
CASH AT END OF PERIOD                        $         35   $    199,922   $         35
                                             ============   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  6 -
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

                                September 30, 2000    June 30, 2000
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

                                    -  7 -
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

                                    -  8 -
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


          RESULTS OF OPERATIONS.

To reflect a shift of focus, the Company has changed its name from La Jolla Diagnostics, Inc. to NatureWell, Inc. The Company is now concentrating on the health care segment of its business, having successfully completed work on the most promising of its diagnostic products. The trading symbol of the Company remains the same (OTC-BB:LAJD).

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

The company believes this alliance with Mitchell Health Technologies has fundamentally changed the growth potential of the Company, by greatly accelerating the introduction of the Company's products to the market place. This marketing breakthrough changes the Company from the research and development stage to a revenue generating stage.

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

Meridian is currently distributing the test international. The Company is hopeful that its subsidiary will begin to receive royalty revenue in the first calendar quarter of 2001.

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

OTHER

The Company intends to continue the use of its proprietary technologies to develop future products.

                                    -  9 -
-------------------------------------------------------------------------------

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                           For The Three Months Ended
                                   September 30, 2000      September 30, 1999
                                   ------------------      ------------------
        Revenues                       $   21,612              $    9,483
        Cost of products sold             (10,233)                (18,525)
        Other operating expenses         (280,514)               (268,492)
        Loss from operations             (269,135)               (277,534)
        Net loss                       $ (266,162)             $ (203,570)

The Company experienced a net loss of $266,162 for the three month period ending September 30, 2000, compared with a net loss of $203,570 for the same period ending September 30, 1999. On a consolidated basis, the Company had sales totaling $21,612 for the three months ended September 30, 2000, compared with $9,483 in sales for the Company for the same period ending
September 30, 1999. Cost of product sales and operating expenses for the three months ended September 30, 2000 were $290,747, compared to $287,017 for the three months ended September 30, 1999.

          FINANCIAL RESOURCES

At September 30, 2000, the Company had current assets of $843,436 which includes inventory of $23,336 in healthcare products, $775,000 in antisera inventory, and $6,663 in prepaid expenses.

                                    - 10 -
-------------------------------------------------------------------------------

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

                                    - 12 -
-------------------------------------------------------------------------------

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

Date:  JULY 29, 2002                   NATUREWELL, INCORPORATED

                                       By:  /s/ KENNETH J. YONIKA
                                       --------------------------
                                                KENNETH J. YONIKA,
                                                TREASURER AND CHIEF
                                                FINANCIAL OFFICER

                                    - 13 -
-------------------------------------------------------------------------------