Form 10QSB/A
period 2000-12-31
NATUREWELL INC
filed 2002-07-30
CIK 945617

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 31, 2000 the issuer had 28,481,475 shares outstanding of the Registrant's common stock, no par value.

     The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended December 31, 2000, for inclusion of the required Accountants Review Report and to correct for typographical errors. The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.

                                    -  1 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES
                                FORM 10-QSB/A
                       QUARTER ENDED DECEMBER 31, 2000

INDEX
                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1    Financial Statements:

          Accountants Review Report                                       3

          Consolidated Balance Sheets as of
          December 31, 2000 (unaudited) and June 30, 2000                 4

          Consolidated Statements of Operations
          for the Three Months Ended December 31, 2000
          and 1999 (unaudited)                                            5

          Consolidated Statements of Operations
          for the Six Months Ended December 31, 2000
          and 1999 (unaudited)                                            6

          Consolidated Statements of Cash Flows
          for the Six Months Ended December 31, 2000
          and 1999 (unaudited)                                            7

          Notes to Consolidated Financial Statements                    8 - 9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9 - 13

SIGNATURES                                                               14

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
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.

We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of December 31, 2000 and the related consolidated statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
                        (A DEVELOPMENT STAGE COMPANY)

                                            December 31,       June 30,
                                                2000             2000
                                            (unaudited)
                                            -----------      -----------
                  ASSETS

CURRENT ASSETS:
Cash                                        $        35      $    28,765
Accounts receivable                              38,850           31,106
Advances to officer                               4,857            6,428
Inventory - current portion                     797,176          800,447
Prepaid expenses                                  6,663            6,663
                                            -----------      -----------
TOTAL CURRENT ASSETS                            847,581          873,409

Property and equipment, net                       9,373           15,345
Scientific technology                           466,031          476,431
Other assets                                      4,186            3,771
                                            -----------      -----------
TOTAL ASSETS                                $ 1,327,171      $ 1,368,956
                                            ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                            $   251,757      $   199,994
Accrued expenses                                112,917           88,850
Customer deposits                                   707              663
Lease obligations,
  current portion                                  -                 734
Loans payable                                   176,616          116,016
                                            -----------      -----------
TOTAL CURRENT LIABILITIES                       541,997          406,257
                                            -----------      -----------

LONG-TERM LIABILITIES:
Minority interest                               875,287          892,348
                                            -----------      -----------
TOTAL LONG-TERM LIABILITIES                     875,287          892,348
                                            -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value
  (50,000,000 shares authorized,
  28,481,475 and 23,983,069 shares
  issued & outstanding, respectively)        14,499,250       14,233,321
Less stock subscriptions receivable             (95,000)         (95,000)
Additional paid-in capital                      869,247          869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)             -                -
Retained deficit ($8,792,860 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                             (15,363,610)     (14,937,217)
                                            -----------      -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (90,113)          70,351
                                            -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $ 1,327,171      $ 1,368,956
                                            ===========      ===========

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  4 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED  DECEMBER 31, 2000 AND 1999
                        (A DEVELOPMENT STAGE COMPANY)
                                 (UNAUDITED)

                                            December 31,         December 31,
                                                2000                 1999
                                            ------------         ------------

NET SALES                                   $      3,595         $     20,940

OPERATING EXPENSES
Cost of products sold                              1,159               47,318
General and administrative expenses              131,096               82,369
Research and development                             472                4,127
Consulting services                                8,513               51,532
Depreciation and amortization                     32,102               16,701
                                            ------------         ------------
TOTAL COSTS AND EXPENSES                         173,342              202,047
                                            ------------         ------------
LOSS FROM OPERATIONS                            (169,747)            (181,107)

OTHER INCOME (EXPENSES)
Reserve for inventory                               -                    -
Interest expense                                 (11,086)                (783)
Minority interest                                  6,899               57,335
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                     (4,187)              56,552

LOSS BEFORE INCOME TAXES                        (173,934)            (124,555)

PROVISION FOR INCOME TAXES                          -                    -
                                            ------------         ------------
NET LOSS                                    $   (173,934)        $   (124,555)
                                            ============         ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  5 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH DECEMBER 30, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                 Development
                                                                 Stage Ended
                                   December 31,   December 31,   December 31,
                                       2000           1999           2000
                                   ------------   ------------   ------------
NET SALES                          $     25,207   $     30,423   $    716,992

OPERATING EXPENSES
Cost of products sold                    11,392         65,843        460,052
General and administrative expenses     384,023        280,549      3,008,645
Research and development                    866          5,072        743,628
Consulting services                      30,404        104,091      2,139,459
Depreciation and amortization            37,404         33,509        197,434
                                   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                464,089        489,064      6,549,218

LOSS FROM OPERATIONS                   (438,882)      (458,641)    (5,832,226)

OTHER INCOME (EXPENSES)
Interest income                            -              -           102,688
Reserve for inventory                      -              -        (3,863,375)
Interest expense                        (22,172)        (8,981)      (160,332)
Commissions convertible debentures         -              -          (168,505)
Write-down of assets                       -              -          (507,548)
Loss on disposal of assets                 -              -          (242,293)
Minority interest                        23,958        142,697      1,727,797
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)             1,786        133,716     (3,111,568)
                                   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES               (437,096)      (324,925)    (8,943,794)

PROVISION FOR INCOME TAXES                3,200          3,200         23,200
                                   ------------   ------------   ------------
NET LOSS                           $ (  440,296)  $   (328,125)  $ (8,966,994)
                                   ============   ============   ============

NET LOSS PER COMMON SHARE          $      (0.02)  $      (0.02)
                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        20,797,032     20,232,049
                                   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  6 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                          THROUGH DECEMBER 30, 2000
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                           Development
                                                                           Stage Ended
                                             December 31,   December 31,   December 31,
                                                 2000           1999           2000
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $   (440,296)  $   (328,125)  $ (8,966,994)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                    16,604         31,880        176,634
  Write-down of assets                               -              -         4,370,923
  Minority interest                               (17,061)      (142,697)      (845,859)
  Issuance of stock for services and warrants     132,227         39,360      1,479,948
  Loss on property and equipment                     -              -            39,686
  Loss on partnership                                -              -           203,540
  Equipment traded for services                      -              -             5,801

Changes in assets and liabilities
  (Increase)/decrease in inventories                3,271          2,068        (25,767)
  (Increase)/decrease in accounts receivable       (7,744)        (4,156)       (36,790)
  (Increase)/decrease in prepaid expenses            -              -            (8,723)
  (Increase)/decrease in advances to officers        -              -            (6,428)
  (Increase)/decrease in accrued interest            -              -          (100,648)
  (Increase)/decrease in other assets              17,528          7,200         13,528
  (Increase)/decrease in accounts payable
    and accrued liabilities                        75,141       (113,510)       428,055
                                             ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES            (220,330)      (507,980)    (3,273,094)
                                             ------------   ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                        -           (10,793)       (80,333)
  Payments for subsidiary investments                -              -           (52,181)
  Proceeds from sale of property and
    equipment                                        -              -             1,750
  Buyout minority interests in partnership           -              -           (25,000)
                                             ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                -           (10,793)      (155,764)
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          131,000        347,745      1,456,867
  Syndication costs                                  -              -           (65,850)
  Proceeds from sale of minority interest            -              -         1,029,300
  Deferred offering costs                            -              -           (68,753)
  Payments on related party debt                     -              -           (40,152)
  Payments on capital lease obligations              -              (406)       (11,143)
  Proceeds from Convertible debentures               -              -           571,000
  Proceeds from (payments on) loans payable        60,600           -           504,621
  Payments on notes payable                          -              -           (47,048)
  Proceeds from minority interest in
    partnership                                      -              -           100,000
                                             ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:        191,600        347,339      3,428,842
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                   (28,730)      (171,434)           (16)

CASH AT BEGINNING OF PERIOD                        28,765        208,555             51
                                             ------------   ------------   ------------
CASH AT END OF PERIOD                        $         35   $     37,121   $         35
                                             ============   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  7 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (A Development Stage Company)


A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The results of operations for the six month period ended December 301, 2000 are not necessarily indicative of the operating results for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 2000.


B.        INVENTORIES:

Inventories as of December 31, 2000 and June 30, 2000 are comprised of the following:

                                 December 31, 2000    June 30, 2000
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

In connection with these services, during the six months ended December 31, 2000 and 1999, the Company recognized research and development of $866 and $5,072 and consulting expenses of $30,404 and $104,091, respectively.


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

MITCHELL HEALTH TECHNOLOGIES

On November 6, 2000, the Company announced the signing of a Marketing Agreement with Mitchell Health Technologies for the marketing of the Company's MigraSpray(TM) and the AllerSpray(TM) through the food, drug, and mass channels of distributions.

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

TEST FOR ACTIVE TB

In March 2000 the Company, through its subsidiary DiagnosTech, Inc., signed an agreement with Meridian Diagnostics, Inc. Cincinnati, Ohio, (Nasdaq:KITS) for a cash payment and future royalties on sales of a unique rapid blood test for active tuberculosis disease from the DiagnosTech subsidiary of La Jolla Diagnostics. The test utilizes a combination of three highly specialized Mycobacterium tuberculosis antigens that react with serum from persons having active TB, in just three minutes. This ability of the test to distinguish TB infection from "active" disease makes it ideal for helping medical professionals select the appropriate therapy, making it an ideal aid in controlling the current world wide TB pandemic.

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

                                    - 10 -
-------------------------------------------------------------------------------

          FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                            For The Three Months Ended
                                    December 31, 2000       December 31, 1999
                                   ------------------      ------------------
        Revenues                       $    3,595              $   20,940
        Cost of products sold              (1,159)                (47,318)
        Other operating expenses         (172,183)               (154,730)
        Loss from operations             (169,747)               (181,108)
        Net loss                       $ (173,934)             $ (124,556)

The Company experienced a net loss of $173,934 for the three month period ending December 31, 2000, compared with a net loss of $124,556 for the same period ending December 31, 1999. On a consolidated basis, the Company had sales totaling $3,595 for the three months ended December 31, 2000, compared with $20,940 in sales for the Company for the same period ending
December 31, 1999. Cost of product sales and operating expenses for the six months ended December 31, 2000 were $173,342 compared to $202,048 for the three months ended December 31, 1999.


          FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                            For The Six Months Ended
                                    December 31, 2000       December 31, 1999
                                   ------------------      ------------------
        Revenues                       $   25,207              $   30,423
        Cost of products sold             (11,392)                (65,843)
        Other operating expenses         (452,697)               (423,221)
        Loss from operations             (438,882)               (458,641)
        Net loss                       $ (440,296)             $ (328,126)

The Company experienced a net loss of $440,296 for the six month period ending December 31, 2000, compared with a net loss of $328,126 for the same period ending December 31, 1999. On a consolidated basis, the Company had sales totaling $25,207 for the six months ended December 31, 2000, compared with $30,423 in sales for the Company for the same period ending
December 31, 1999. Cost of product sales and operating expenses for the six months ended December 31, 2000 were $464,089 compared to $489,064 for the six months ended December 31, 1999.

          FINANCIAL RESOURCES

At December 31, 2000, the Company had current assets of $847,581 which includes inventory of $22,176 in healthcare products, $775,000 in antisera inventory, and $6,663 in prepaid expenses.

                                    - 11 -
-------------------------------------------------------------------------------

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