Form 10QSB/A
period 2001-03-31
NATUREWELL INC
filed 2002-07-30
CIK 945617

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

     The undersigned Registrant hereby amends and restates its quarterly report on Form 10-QSB for the period ended March 31, 2001, for inclusion of the required Accountants Review Report and to correct for typographical errors.
The financial data that appears throughout this Report depicts the Registrant's financial condition and corporate activities at that time, certain items have been restated to conform to the Registrants current financial statement presentation.


-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES
                                FORM 10-QSB/A
                         QUARTER ENDED March 31,2001

INDEX
                                                                        Page
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:

            Accountants Review Report                                     3

            Consolidated Balance Sheets as of
            March 31, 2001 (unaudited) and June 30, 2000                  4

            Consolidated Statements of Operations
            for the Three Months Ended March 31, 2001
            and 2000 (unaudited)                                          5

            Consolidated Statements of Operations
            for the Nine Months Ended March 31, 2001
            and 2000 (unaudited)                                          6

            Consolidated Statements of Cash Flows
            for the Nine Months Ended March 31, 2001
            and 2000 (unaudited)                                          7

            Notes to Consolidated Financial Statements                  8 - 9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9 - 13

SIGNATURES                                                               14

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
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Inc.


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2001 AND JUNE 30, 2000
                        (A Development Stage Company)

                                             March 31,          June 30,
                                               2001               2000
                                            (unaudited)
                                            ------------      ------------
CURRENT ASSETS:
Cash                                        $       -         $     28,765
Accounts receivable                               33,395            31,106
Advances to officer                                1,387             6,428
Inventory - current portion                       23,110           800,447
Prepaid expenses                                   6,663             6,663
                                            ------------      ------------
          TOTAL CURRENT ASSETS                    64,555           873,409

Property and equipment, Net                        6,271            15,345
Scientific technology                            460,831           476,431
Other assets                                       4,186             3,771
                                            ------------      ------------
TOTAL ASSETS                                $    535,843      $  1,368,956
                                            ============      ============

    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                            $    209,346      $    199,994
Accrued expenses                                 128,829            88,850
Customer deposits                                    706               663
Lease obligations,
  current portion                                   -                  734
Loans payable                                    201,317           116,016
                                            ------------      ------------
       TOTAL CURRENT LIABILITIES                 540,198           406,257
                                            ------------      ------------

LONG-TERM LIABILITIES:
Minority interest                                981,960           892,348
                                            ------------      ------------
TOTAL LONG-TERM LIABILITIES                      981,960           892,348
                                            ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, no par value
  (50,000,000 shares authorized,
  31,124,180 and 27,637,799 shares
  issued & outstanding, respectively)         14,706,250        14,233,321
Less stock subscriptions receivable              (95,000)          (95,000)
Additional paid-in capital                       869,247           869,247
Preferred stock, no par value (5,000,000
  shares authorized, no shares issued)              -                 -
Retained deficit ($10,056,293 and
  $8,526,698 deficit accumulated during
  development stage begun December 3, 1993,
  respectively)                              (16,466,812)      (14,937,217)
                                            ------------      ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (986,315)           70,351
                                            ------------      ------------
TOTAL LIABILITIES AND
STOCK HOLDERS' EQUITY (DEFICIT)             $    535,843      $  1,368,956
                                            ============      ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  4 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (A DEVELOPMENT STAGE COMPANY)
                                 (UNAUDITED)

                                              March 31,            March 31,
                                                2001                 2000
                                            ------------         ------------
NET SALES                                   $      7,140         $     29,126

OPERATING EXPENSES
Cost of products sold                             14,952                6,596
General and administrative expenses              139,121              161,874
Research and development                          12,092                4,750
Consulting services                              162,762               50,700
Depreciation and amortization                      9,352               17,124
                                            ------------         ------------
TOTAL COSTS AND EXPENSES                         338,279              241,044

LOSS FROM OPERATIONS                            (331,139)            (211,918)

OTHER INCOME (EXPENSES)
Reserve for inventory                           (775,000)                -
Interest expense                                  (8,814)                (979)
Minority interest                                 25,654               36,924
                                            ------------         ------------
TOTAL OTHER INCOME (EXPENSES)                   (758,160)              35,945
                                            ------------         ------------
LOSS BEFORE INCOME TAXES                      (1,089,299)            (175,973)

PROVISION FOR INCOME TAXES                          -                    -
                                            ------------         ------------
NET LOSS                                    $ (1,089,299)        $   (175,973)
                                            ============         ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  5 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                            THROUGH MARCH 31, 2001
                        (A Development Stage Company)
                                 (UNAUDITED)

                                                                 Development
                                                                 Stage Ended
                                     March 31,      March 31,      March 31,
                                       2001           2000           2001
                                   ------------   ------------   ------------
NET SALES                          $     32,347   $     59,548   $    724,132

OPERATING EXPENSES
Cost of products sold                    26,344         72,439        475,004
General and administrative expenses     523,144        442,423      3,147,766
Research and development                 12,958          9,822        755,720
Consulting services                     193,166        154,791      2,302,221
Depreciation and amortization            46,756         50,633        206,786
                                   ------------   ------------   ------------
TOTAL COSTS AND EXPENSES                805,568        730,108      6,887,497

LOSS FROM OPERATIONS                   (770,021)      (670,560)    (6,163,365)

OTHER INCOME (EXPENSES)
Interest income                            -              -           102,688
Reserve for inventory                  (775,000)          -        (4,638,375)
Interest expense                        (30,986)        (9,960)      (169,146)
Commissions convertible debentures         -              -          (168,505)
Write-down of assets                       -              -          (507,548)
Loss on disposal of assets                 -              -          (242,293)
Minority interest                        49,612        179,621      1,753,451
                                   ------------   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)          (756,374)       169,661     (3,869,728)
                                   ------------   ------------   ------------
LOSS BEFORE INCOME TAXES             (1,526,395)      (500,899)   (10,033,093)

PROVISION FOR INCOME TAXES                3,200          3,200         23,200
                                   ------------   ------------   ------------
NET LOSS                           $ (1,529,595)  $   (504,099)  $(10,056,293)
                                   ============   ============   ============

NET LOSS PER COMMON SHARE          $      (0.13)  $      (0.02)
                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         24,785,786     20,440,082
                                   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  6 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
               AND CUMULATIVE TOTALS FOR THE DEVELOPMENT STAGE
          OPERATIONS FROM DECEMBER 3, 1993 (DATE OF RECOMMENCEMENT)
                            THROUGH MARCH 31, 2001
                        (A Development Stage Company)
                                 (UNAUDITED)


                                                                            Development
                                                                            Stage Ended
                                                March 31,      March 31,      March 31,
                                                  2001           2000           2001
                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                      $ (1,529,595)  $   (504,099)  $(10,056,293)

Adjustments to reconcile loss to net
cash used in operating activities
  Depreciation and amortization                     46,756         48,959        206,786
  Write-down of assets                             775,000           -         5,145,923
  Minority interest                                (49,612)      (176,151)      (878,410)
  Issuance of stock for services
    and warrants                                   326,929         39,360      1,674,650
  Loss on property and equipment                      -              -            39,686
  Loss on partnership                                 -              -           203,540
  Equipment traded for services                       -              -             5,801

Changes in assets and liabilities
  (Increase)/decrease in inventories                 2,337          3,157        (26,701)
  (Increase)/decrease in accounts receivable        (2,289)        (2,852)       (31,335)
  (Increase)/decrease in prepaid expenses             -              -            (8,723)
  (Increase)/decrease in advances to officers        5,041           -            (1,387)
  (Increase)/decrease in accrued interest             -              -          (100,648)
  (Increase)/decrease in other assets                 (415)        13,514         (4,415)
  (Increase)/decrease in accounts payable
    and accrued expenses                           126,521        (62,206)       479,435
                                              ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES             (299,327)      (640,316)    (3,352,091)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures for property and
    equipment                                         -           (21,218)       (80,333)
  Payments for subsidiary investments                 -              -           (52,181)
  Proceeds from sale of property and
    equipment                                         -              -             1,750
  Buyout minority interest in partnership             -              -           (25,000)
                                              ------------   ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                 -           (21,218)      (155,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           146,000        617,008      1,471,867
  Syndication costs                                   -              -           (65,850)
  Proceeds from sale of minority interest             -              -         1,029,300
  Deferred offering costs                             -              -           (68,753)
  Payments on related party debt                      -              -           (40,152)
  Payments on capital lease obligations               (739)          (811)       (11,882)
  Proceeds from Convertible debentures                -              -           571,000
  Proceeds from notes payable, net                 125,301           -           569,322
  Payments on notes payable                           -              -           (47,048)
  Proceeds from minority interest in
    partnership                                       -              -           100,000
                                              ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:         270,562        616,197      3,507,804
                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                    (28,765)       (45,337)           (51)

CASH AT BEGINNING OF PERIOD                         28,765        208,555             51
                                              ------------   ------------   ------------
CASH AT END OF PERIOD                         $       -      $    163,218   $       -
                                              ============   ============   ============

See accompanying notes to consolidated financial statements and accountants review report.

                                    -  7 -
-------------------------------------------------------------------------------

                  NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (A Development Stage Company)


A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000. The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the operating results for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year June 30, 2000.


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

          RESULTS OF OPERATIONS

To reflect the shift in focus, the Company has changed its name from La Jolla Diagnostics, Inc. to NatureWell, Inc. ("NatureWell"). NatureWell is now concentrating on the health care segment of its business, having successfully completed work on the most promising of its diagnostic products TB Active Test. The new trading symbol of the Company is OTC-BB: NAWL.

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

                                    - 10 -
-------------------------------------------------------------------------------

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                           For The Three Months Ended
                                     March 31, 2001          March 31, 2000
                                   ------------------      ------------------

        Revenues                     $      7,140            $     29,126
        Cost of products sold             (14,925)                 (6,596)
        Other income (expenses)          (323,354)               (234,448)
        Loss from operations             (331,139)               (211,918)
        Net loss                     $ (1,089,299)           $   (175,973)

The Company experienced a net loss of $1,089,299 for the three-month period ending March 31, 2001, compared with a net loss of $175,973 for the same period ending March 31, 2000. On a consolidated basis, the Company had sales totaling $7,140 for the three months ended March 31, 2001, compared with $29,126 in sales for the Company for the same period ending March 31, 2000. Cost of product sales and operating expenses for the three months ended March 31, 2001 were $338,279, compared to $175,974 for the nine months ended March 31, 2000.

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


          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                           For The Nine Months Ended
                                     March 31, 2001          March 31, 2000
                                   ------------------      ------------------

        Revenues                     $     32,347            $     59,548
        Cost of products sold             (26,344)                (72,439)
        Other income (expenses)          (776,024)               (657,669)
        Loss from operations             (770,021)               (670,560)
        Net loss                     $ (1,529,595)           $   (504,099)

The Company experienced a net loss of $1,529,595 for the nine-month period ending March 31, 2001, compared with a net loss of $504,099 for the same period ending March 31, 2000. On a consolidated basis, the Company had sales totaling $32,347 for the nine months ended March 31, 2001, compared with $59,548 in sales for the Company for the same period ending March 31, 2000. Cost of product sales and operating expenses for the nine months ended March 31, 2001 were $802,368, compared to $730,108 for the nine months ended March 31, 2000.

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

                                    - 11 -
-------------------------------------------------------------------------------

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

                                    - 12 -
-------------------------------------------------------------------------------

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