Form 10KSB/A
period 2001-06-30
NATUREWELL INC
filed 2002-07-30
CIK 945617

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

In anticipation of warehouse space needed to distribute its products the Company entered into a 55-month lease for an 18,000 square foot warehouse and office building at approximately $18,000 per month. Subsequent to entering into such lease the Company decided to outsource its distribution operations and entered into a fulfillment agreement with a distribution and fulfillment center located in Ontario, CA. As a result, the Company has engaged the services of a commercial broker to sublet the property. Although the Company believes that it will secure a sublease tenant for the property, there can be no assurance that, it will or that, if it does, the terms of the sublease will fully cover the amount of the Company's commitment under the lease.


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


PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2001, there were over 550 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

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

Total sales for the years ended June 30, 2001 and 2000 were $21,378 and $91,929, respectively. The Company during the year ended June 30, 2001 had ceased its own sales and marketing activities in anticipation of the Mitchell distribution agreement. The Company has begun to see some results of the Mitchell activities. The Company during September 2001 delivered several shipments of its MigraSpray(tm) and MigraDaily(tm) products to a national retail chain. Costs and expenses for the twelve months ended June 30, 2001 and 2000 were $2,159,629 and $1,562,118 resulting in a loss from operations for the period of $2,138,251 and $1,470,189, respectively.

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

The Company experienced a net loss of $2,966,093 for the twelve-month period ended June 30, 2001, compared with a net loss of $2,089,119 for the same period ended June 30, 2000. This represents an increase of $876,974 or 41.9% from the prior year. A substantial portion of the increase in net loss is attributable to the Antisera inventory write-down and scientific technologies write down. The total write down accounts for $1,215,208 of the total net loss. The Company in addition to the write-downs of assets, took a reserve for litigation costs of $250,000, this reserve is attributable to the anticipated costs associated with litigation. The Company has filed a suit against its former officer and director regarding improprieties surrounding a consulting agreement and other actions of the former officer and director.

Consulting fees totaled $637,763 for the year ended June 30, 2001, compared with $700,619 for the same period ending June 30, 2000. This represented a decrease of $62,856 or 9.0% from the prior year. The Company realized some decrease in the use of outside consultants through the employment of both its Chief Financial Officer and Chief Executive Officer. Selling and administrative expenses incurred by the Company, was $1,413,211 for the year ended June 30, 2001, compared with $688,349 for the same period ended
June 30, 2000. This represented an increase of $724,862 or 105.3% from the prior year. The increase is due to several items. First and foremost is the increase in salaries brought on by the hiring of both a Chief Financial Officer and Chief Executive Officer, which resulted in an additional $600,000 in salaries for the year. Secondly is an increase in legal fees incurred by the Company and the reserve for litigation costs of $250,000. See "Item 8 Legal Proceedings." The Company has increased its expenditures in preparation of its launch of its two products, MigraSpray(tm) and MigraDaily(tm).
These expenditures include convention costs, one time advertising and marketing costs, production mockups, focus groups and samples. The Company believes that these costs are necessary for the launch and the success of the products.

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

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
REPORTS OF INDEPENDENT ACCOUNTANTS                                12

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2001 and 2000     14

     Consolidated Statements of Operations for the years ended
     June 30, 2001 and 2000, and cumulative totals for
     development stage operations from December 3, 1993
     (date of recommencement) through June 30, 2001               15

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the period December 3, 1993 (date of
     recommencement) through June 30, 2001                        16

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2001 and 2000, and cumulative totals for
     development stage operations from December 3, 1993
     (date of recommencement) through June 30, 2001               17

     Notes to Consolidated Financial Statements                   18

-------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of NatureWell, Inc. (Formerly La Jolla Diagnostics, Inc.):


We have audited the accompanying consolidated balance sheet of NatureWell, Inc. (formerly La Jolla Diagnostics, Inc.) (a California corporation) and its subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Inc. and its subsidiaries as of June 30, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ HUTCHINSON AND BLOODGOOD LLP
--------------------------------
HUTCHINSON AND BLOODGOOD LLP

San Diego, California
October 11, 2000
                            -12-
-------------------------------------------------------------------------------

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                        Certified Public Accountants



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
NatureWell, Inc.

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. (formerly La Jolla Diagnostics, Inc.) and subsidiaries as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



/S/ ARMANDO C. IBARRA
--------------------------
ARMANDO C. IBARRA, CPA-APC
ChulaVista, California
September 21, 2001

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

                                    - 15 -
-------------------------------------------------------------------------------

                       NATUREWELL, INC. AND SUBSIDIARIES
            (FORMERLY LA JOLLA DIAGNOSTICS, INC. AND SUBSIDIARIES)
                         (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD DECEMBER 3, 1993 THROUGH JUNE 30, 2001

                                                                           Unearned                      Deficit
                                                                         Compensation/                 Accumulated
                                               Common      Additional        Stock                        During
                                  Common        Stock        Paid-in     Subscription    Preferred     Development
                                  Stock        Amount        Capital      Receivable       Stock          Stage           Total
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1993             580,951   $ 6,370,919   $      -              -              -      $ (6,408,367)   $   (37,448)
Net loss, July 1, 1993 to
  December 2, 1993                    -             -             -              -              -            (2,152)        (2,152)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, DECEMBER 2, 1993          580,951     6,370,919          -              -              -        (6,410,519)       (39,600)
Issuance of stock for cash       4,205,780         8,412          -              -              -              -             8,412
Issuance of stock for inventory    532,970     4,142,784          -              -              -              -         4,142,784
Net loss, December 3, 1993
  (inception) to June 30, 1994        -             -             -              -              -           (30,305)       (30,305)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1994           5,319,701    10,522,115          -              -              -        (6,440,824)     4,081,291
Issuance of stock in private
  placement                        590,500       236,200          -              -              -              -           236,200
Issuance of stock for services     402,000       160,800          -              -              -              -           160,800
Additional paid-in capital from
  non-cash related party
  transaction                         -             -          900,000           -              -              -           900,000
Net loss, June 30, 1995               -             -             -              -              -        (1,119,064)    (1,119,064)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1995           6,312,201    10,919,115       900,000           -              -        (7,559,888)     4,259,227
Conversion of common stock
  warrants                         459,781       220,625          -              -              -              -           220,625
Issuance of stock for services     225,000        40,000          -              -              -              -            40,000
Issuance of stock in private
  placement                        312,500       125,000          -              -              -              -           125,000
Deferred offering costs               -             -          (68,753)          -              -              -           (68,753)
Net loss, June 30, 1995               -             -             -              -              -          (454,479)      (454,479)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1996          $7,309,482   $11,304,740   $   831,247           -              -      $ (8,014,367)   $ 4,121,620
Conversion of common stock
  warrants                         489,916       141,818          -              -              -              -           141,818
Issuance of stock for cash         370,000       135,430          -              -              -              -           135,430
Issuance of stock for services     968,136       234,257          -              -              -              -           234,257
Net loss, June 30, 1997               -             -             -              -              -        (2,516,096)    (2,516,096)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1997           9,137,534    11,816,245       831,247           -              -       (10,530,463)     2,117,029
Conversion of common stock
  warrants                          50,000        10,000          -              -              -              -            10,000
Issuance of stock for cash         231,525        64,500          -              -              -              -            64,500
Issuance of stock for services
  and notes payable              2,649,927       512,754          -              -              -              -           512,754
Net loss, June 30, 1998               -             -             -              -              -          (695,787)      (695,787)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1998          12,068,986   $12,403,499   $   831,247           -              -      $(11,226,250)   $ 2,008,496
Conversion of common stock
  Warrants                         300,000         3,000          -              -              -              -             3,000
Less stock subscription
  receivable
Issuance of stock for services   1,535,053       127,934          -              -              -              -           127,934
Issuance of stock for
  notes payables                   251,680        45,168          -              -              -              -            45,168
Issuance of stock for
  Subsidiary                     6,082,500       760,313          -              -              -              -           760,313
Issuance of stock in exchange
  For Nasal Mist stock             100,000        11,000          -              -              -              -            11,000
Syndication costs                     -          (48,650)         -              -              -              -           (48,650)
Net loss, June 30, 1999               -             -             -              -              -        (1,621,848)    (1,621,848)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1999          20,338,219    13,302,264       831,247           -              -       (12,848,098)     1,285,413

Conversion of common stock
  Warrants                       1,136,600       405,882          -              -              -              -           405,882
Less stock subscription
  receivable                          -             -             -           (95,000)          -              -              -
Issuance of stock for services   2,217,500       479,775          -              -              -              -           479,775
Issuance of warrants for
  Services                            -             -           38,000           -              -              -            38,000
Issuance of stock for cash         290,750        70,000          -              -              -              -            70,000
Syndication costs                     -          (24,600)         -              -              -              -           (24,600)
Net loss, June 30, 2000               -             -             -              -              -        (2,089,119)    (2,089,119)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 2000          23,983,069   $14,233,321   $   869,247        (95,000)          -      $(14,937,217)   $    70,351

Correction of subscription
  to note receivable                  -             -             -            95,000           -              -            95,000
Issuances of preferred stock          -             -             -              -           257,550           -           257,550
Issuances to officers           14,950,000       892,500          -              -              -              -           892,500
Conversion of notes payable      1,218,406        92,390          -              -              -              -            92,390
Issuances of stock for
  Services                       5,528,636       436,900          -              -              -              -           436,900
Issuances of stock for cash      3,220,933       356,000          -              -              -              -           356,000
Compensation pursuant to plan
  of employment                       -             -             -          (615,000)          -              -          (615,000)
Conversion of common
  stock warrants                   200,000          -             -              -              -              -              -
Syndication costs                                (21,400)         -              -              -              -           (21,400)
Net loss, June 30, 2001                                                                                  (2,966,093)    (2,966,093)
                                ----------   -----------   -----------    -----------    -----------   ------------    -----------
Balance, June 30, 2001          49,101,044   $15,989,711   $   869,247    $  (615,000)       257,550   $(17,903,310)   $(1,401,802)
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

                                                                            Development
                                                                            Stage Ended
                                                                             June 30,
                                                 June 30,      June 30,        2001
                                                  2001          2000         (Note B)
                                               -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(2,966,093)  $(2,089,119)  $(11,492,791)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   48,670        67,687        208,700
    Write-down of inventory                        775,000     1,229,165      4,638,375
    Write-down of scientific technology            440,208          -           440,208
    Write-down interest and note receivable           -             -           507,548
    Minority interest                             (474,799)     (886,594)    (1,303,598)
    Issuance of stock for services and warrants    436,900       517,775      1,784,621
    Loss on property and equipment                    -           39,964         39,686
    Equipment traded for services                     -            5,801          5,801
    Issuance of stock to officers for
      Compensation and other                       940,000          -           940,000
    Unearned compensation                         (615,000)         -          (615,000)
    Loss on Antisera Partnership                      -             -           203,540

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable      25,624       (30,899)        (3,422)
    (Increase)/decrease in inventories                (362)       (3,259)       (29,400)
    (Increase)/decrease in prepaid expenses       (128,100)       19,297       (136,823)
    (Increase)/decrease in advances to officer         129           242         (6,300)
    (Increase)/decrease in other assets            (50,452)          819        (57,101)
    Increase in accounts payable and accrued
      expenses                                     250,000          -           250,000
    (Increase)/(decrease) in accounts payable
      and accrued expenses                         588,146        70,820        843,061
                                               -----------   -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES             (730,129)   (1,058,301)    (3,782,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                        (11,486)       (4,567)       (91,819)
Payments for Nasal Mist, Inc. investments             -             -           (52,181)
Proceeds from sale of property and equipment          -             -             1,750
Buyout minority interest in
Antisera Partnership                                  -             -           (25,000)
                                               -----------   -----------   ------------
NET CASH (USED) BY INVESTING ACTIVITIES            (11,486)       (4,567)      (167,250)
                                               -----------   -----------   ------------
SUBTOTAL CARRIED FORWARD                          (741,615)   (1,062,868)    (3,950,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             356,000       380,882      1,681,867
Syndication costs                                  (21,400)      (24,600)      (156,003)
Proceeds from issuance of preferred stock,
  (net)                                            257,550          -           257,550
Proceeds from sale of minority interest
  Stock, (net)                                        -          (20,000)     1,029,300
Payments on related party debt                        -             -           (40,152)
Payments on capital lease obligations                 (734)       (1,300)       (11,876)
Conversion of stock subscription to loan
  receivable                                        95,000          -            95,000
Proceeds from convertible debentures                  -          571,000        571,000
Payment on loans payable, (net)                    189,354       (22,904)      (686,327)
                                               -----------   -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          875,770       883,078      4,113,013
                                               -----------   -----------   ------------
NET INCREASE(DECREASE) IN CASH                     134,156      (179,790)       162,870

CASH AT BEGINNING OF PERIOD                         28,765       208,555             51
                                               -----------   -----------   ------------
CASH AT END OF PERIOD                          $   162,921   $    28,765   $    162,921
                                               ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                     $       704   $     5,598
                                               ===========   ===========
  Income taxes                                 $     3,562   $     4,000
                                               ===========   ===========

Non-cash activities:
  Stock issued for notes and payables              529,290          -
  Stock issued for services
    and syndication costs                        1,004,500       479,755
  Warrants issued for services                        -           38,000
  Accounts payable converted to note payable          -           47,079
  Stock issued in exchange for NMI stock              -             -
  Stock issued for business acquisition               -             -

    See Accountants' report and notes to consolidated financial statements.

                                    - 17 -
-------------------------------------------------------------------------------

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

Retained deficit as of June 30, 2001 and 2000 consists of the following:

                                         2001                2000
                                     ------------        ------------
Deficit accumulated during
     development stage               $(11,492,791)       $ (8,526,698)
Deficit accumulated prior to
     development stage                 (6,410,519)         (6,410,519)
                                     ------------        ------------
                                     $(17,903,310)       $(14,937,217)
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

The Company was required to compute primary and diluted loss per share amounts for 2001 and 2000 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock in 2001 and 2000, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

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

Provision for income taxes is summarized as follows:

                                          June 30, 2001       June 30, 2000
                                          -------------       -------------
     Current income taxes                 $       3,562       $       4,000
     Deferred income taxes                         -                   -
     Provision for income taxes           $       3,562       $       4,000
                                          =============       =============

The Company's total deferred tax asset as of June 30, 2001 is as follows:

     Net operating loss carry-forward     $  2,577,277
     Valuation allowance                    (2,577,277)
                                          ------------
     Net deferred tax asset               $       -
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

O.  CONTINGENT LIABILITIES:

The Company has filed an action with the Superior Court of San Diego against a former officer and director of the Company. The defendant responded by filing an action in the United States District Court, District of Minnesota. The Company estimates that the likely costs attributable and legal costs associated with this action to be $250,000 and is reflected in the June 30, 2001 financial statements. While it is not possible to determine with precision the probable outcome or the exact amount of liability, if any, under this lawsuit, the Company, and its counsel, believes that the disposition of this lawsuit will not adversely affect the consolidated financial statements of the Company to a material extent beyond the $250,000 provision.

P.  SUBSEQUENT EVENTS

In anticipation of warehouse space needed to distribute its products the Company entered into a 55-month lease for an 18,000 square foot warehouse and office building at approximately $18,000 per month. Subsequent to entering into such lease the Company decided to outsource its distribution operations and entered into a fulfillment agreement with a distribution and fulfillment center located in Ontario, CA. As a result, the Company has engaged the services of a commercial broker to sublet the property. Although the Company believes that it will secure a sublease tenant for the property, there can be no assurance that, it will or that, if it does, the terms of the sublease will fully cover the amount of the Company's commitment under the lease.

Q.  GOING CONCERN:

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

                                    - 18 -
-------------------------------------------------------------------------------

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

SUMMARY COMPENSATION TABLE
                                Annual Compensation                    Long-term Compensation
                       --------------------------------------    ---------------------------------
Name and               Fiscal                                     Stock                  Founders
Principal Position      Year     Salary     Bonus     Other       Awards     Warrants    Stock DTI
-------------------    ------    -------    -----    --------    --------    --------    ---------
Tim Connor,(1)          2001     $21,870      -      $527,000        -           -           -
Chairman of the         2000        -         -      $202,000        -           -           -
Board, Former           1999        -         -          -           -           -           -
Chief Executive
Officer

Ken Yonika,(2)          2001        -         -      $120,000        -           -           -
Chief Financial         2000        -         -          -           -           -           -
Officer                 1999        -         -          -           -           -           -

Don Brucker,(3)         2001     $54,600      -      $300,000        -           -           -
Former Chairman         2000     $96,000      -          -           -           -           -
of the Board, and       1999     $96,000      -          -           -           -           -
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

                          FISCAL
                           YEAR                           $ VALUE OF
          NAME            ISSUED       # OF SHARES          GRANT
     ---------------      ------      -------------      ------------
     Tim Connor            2001        1,500,000(1)       $  75,000
     (as a Director)       2000             -                  -

     Don Brucker           2001             -                  -
     (as a Director)       2000        1,000,000(2)       $ 540,000

     Tom Cajka             2001          950,000(3)       $  57,000
                           2000             -                  -

     Greg Caton            2001          850,000(3)       $  61,000
                           2000             -                  -

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

The following table sets forth information with respect to pro forma beneficial ownership of Common Stock assuming (i) the Company fulfills its contractual obligations to issue stock to certain parties listed below and (ii) all conversion privileges, warrants and options of listed persons have been exercised. The Company's ability to fulfill its contractual obligations to these parties is contingent upon an increase in the Company's authorized shares. The Company is highly confident that it will successfully complete its reincorporation from California to Delaware, which also results in an increase of authorized shares from 50,000,000 shares to 150,000,000. If for some unforeseen reason the Company is unable to complete its reincorporation it may be in breach of its contractual obligations to issue shares to certain people named below. The following chart includes;(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's current and former directors and their affiliates, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all current and former directors and their affiliates and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes total shares issued and outstanding for calculation of percentage ownership is 63,850,166.

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
                                       ==========    =======
----------
NOTES:
(1) Includes 2,253,132 shares owned of record by the A.K. Trust, for which Dr. Brucker claims a direct beneficial ownership. Also includes 5,000,000 shares issued to Dr. Brucker pursuant to an approved plan and employment agreement.
(2) Includes 250,000 shares yet to be issued to Mr. Cajka for past services performed.
(3) Includes 250,000 shares yet to be issued to Mr. Caton for past services performed.
(4) Includes 7,250,000 issued to Mr. Connor pursuant to an approved plan and employment agreement. Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaims beneficial ownership.
(5) Includes 2,000,000 shares owned of record by Pacific Crest of which Mr. Yonika is a partner and principal. Mr. Yonika claims direct beneficial ownership of these shares issued pursuant to an approved plan and employment arrangement with the Company. Includes 324,074 shares yet to be issued to Pacific Crest Equity Partners, Inc. for past services performed.
(6) Includes 1,200,000 shares yet to be issued to Mr. Mitchell for past services performed pursuant to his exclusive marketing agreement with the Company.
(7) Includes 300,000 shares yet to be issued to Mr. Higgins for past services performed and 50,000 shares that will be converted from convertible preferred stock purchased by Mr. Higgins.
(8) Includes 250,000 shares yet to be issued to Dr. Scott for board services pursuant to a director compensation plan.
(9) Includes 250,000 shares yet to be issued to Mr. Gotz for board services pursuant to a director compensation plan.
(10) Includes 6,750,000 shares to be issued pursuant to employment agreement and recourse note receivable.
(11) Includes 1,666,66 shares to be converted from convertible preferred stock for monies invested and converted loan amounts.

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

Date:  June 18, 2002                        NATUREWELL, INC.

                                       By:  /S/ Kenneth Yonika
                                            ------------------
                                            Kenneth J. Yonika, CPA
                                            Chief Financial Officer



          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Title                        Date

/S/ Kenneth Yonika
-------------------
Kenneth J. Yonika, CPA       Chief Financial Officer        June 18, 2002

-------------------------------------------------------------------------------

                                 EXHIBIT INDEX

NUMBER                                     DESCRIPTION
------             ------------------------------------------------------------

  2.1*             NatureWell, Inc. Consent Solicitation/Information Statement

  3.1** Registrant's Articles of Incorporation (under its former name, Women's Healthcare Centers of America, Inc.).

  3.2** Certificate of Amendment of the Articles of Incorporation of Women's Healthcare Centers of America, Inc.

  3.3** Certificate of Amendment of the Articles of Incorporation of Chemical Dependency Healthcare, Inc.

  3.4**            Registrant's Bylaws.

  3.5**            Specimen Stock Certificate.

  3.6***** Certificate of Amendment of Articles of Incorporation, dated May 16, 2000

  4.1****          1996 Incentive Stock Bonus and Option.

  4.2*** Certificate of Amendment of Articles of Incorporation, dated June 26, 1996

  4.3*****         2000 Incentive Stock Bonus and Option Plan

  4.4*****         Form of Stock Option Agreement

 10.1*             Purchase Agreement Dated As Of March 20,2000 Between
                   Meridian Diagnostics, Inc., As Purchaser and Diagnostech,
                   Inc. (A Subsidiary Of La Jolla Diagnostics, Inc.) As Seller and La Jolla Diagnostics, Inc.

 10.2*             Mitchell Health Technologies, Inc.-Naturewell. Inc.
                   (Formerly La Jolla Diagnostics, Inc.) Marketing Agreement

 10.3*             Essertier & Braverman Agreement

 10.4*             Morgan & Sampson, Inc. Distribution Service Agreement

 10.5*             Sub-Lease Agreement - 4797 Ruffner Road

 10.6*             Consulting Agreement- James R. Arabia

 21.1*             Subsidiaries of the Company

------------------------

* Incoporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

** Incorporated by reference to the applicable exhibit to the Company's Registration Statement Form SB-2 filed on May 18, 1995, as amended through October 12, 1995.

*** Incorporated by reference to the applicable exhibit to the Company's Form DEF-14 filed on June 26, 1996.

**** Incorporated by reference to the applicable exhibit to the Company's
     Registration Statement Form S-8 filed on October 27, 1996.

*****Incorporated by reference to the applicable exhibit to the Company's
     Form DEF-14 filed on May 16, 2000.