Form 10KSB
period 2002-06-30
NATUREWELL INC
filed 2002-10-15
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

                        Commission file number 0-26108

                            NATUREWELL, INCORPORATED
                ----------------------------------------------
                [Name of small business issuer in its charter]

                 Delaware                                94-2901715
                ----------                               ----------
        (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)              identification No.)

        7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037
        -----------------------------------------------------------
              (Address of principal executive office)      (Zip Code)

      Registrant's telephone number including area code:  (858) 454-6790
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                --------------
                               (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value
                          -----------------------------
                               (Title of Class)

     Check whether this issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           Yes     [X]     No     [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $1,501,296.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of September 30, 2002 the aggregate market value, was $2,331,814.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of September 30, 2002 the Company had issued and outstanding 104,618,290 shares of $0.01 par value common stock.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None.

     Transitional Small Business Disclosure Format (check one):
                          Yes     [ ]     No     [X]

                                    -  1 -
-------------------------------------------------------------------------------

PART 1

ITEM 1.   BUSINESS

Background of Company

NatureWell, Incorporated (the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is engaged primarily in the research and development of unique proprietary healthcare products intended for a variety of conditions and has completed development of a homeopathic OTC drug used for the treatment and prevention of migraine headaches. The migraine medication, MIGRASPRAY(R), is available nationwide in over 14,000 retail drug stores including Walgreens, CVS, Rite-Aid, Osco and Longs.

The Company is structured as a "virtual" company and outsources its manufacturing, distribution, brokerage, call center, customer service and product fulfillment activities to third party vendors. The Company has nine employees at its corporate headquarters located in La Jolla, California.

Business Strategy

The Company believes that a strong need exists for a safe and effective OTC drug for the treatment of migraine headaches. Therefore, the Company is currently primarily focused on the marketing, national distribution and sale of MIGRASPRAY. The Company's strategy is to position MIGRASPRAY as a
comprehensive first-line of defense for treating migraine headaches.   The
medication, a sublingual spray (sprayed under the tongue), can be used for prevention of migraines, as well as for the treatment of migraine headache attacks. If a migraine attack still occurs while MIGRASPRAY is being used preventatively, the medication may also be used to treat the acute attack.
This comprehensive approach can be highly effective in dramatically reducing or eliminating migraines and represents a safe alternative to expensive prescription medications. In addition to its use as a migraine reliever or preventative MIGRASPRAY may also be used for other types of headaches and pain, particularly headache pain and cramping associated with menstrual cycles.

The Company is currently testing short-form infomercials as a strategy to leverage its marketing dollars. The intent of the strategy is to sell MIGRASPRAY directly to consumers, while simultaneously driving retail sales. The Company plans to utilize "remnant" advertising time for its direct response strategy, which is generally considerably less expensive than conventional television time. The combination of reduced advertising costs along with revenue derived from such direct marketing efforts is intended to recycle and leverage marketing dollars to maximize national exposure of the Company's new migraine treatment. The Company has conducted a number of direct response ("DR") marketing tests, which include "forced continuity" programs as well as one time sale formats with "upsale" strategies employed when the consumer calls in to respond to a particular advertisement. It is anticipated that additional testing will be needed before the Company can launch a full-scale direct response campaign. In addition to DR television advertising, the Company intends to also explore direct marketing strategies utilizing radio, newspaper, national magazines and e-business. The Company will also employ point of purchase advertising in retail stores.

National Media Access

An important part of the Company's strategy to successfully market its products is access to, and ability to leverage national media time. The Company's programming is expected to be available to several million households throughout the United States; however, many factors, such as changing viewer patterns, cable company practices, and competition will have an impact on the Company's ability to properly manage this function.

The Company purchases its DR television time in the United States through an experienced media-buying agency located in Southern California. It is expected that most of the Company's DR cable television time will be purchased through this media-buying agency and/or other agencies that have expertise in the purchase of direct response television airtime.

In addition to national television time purchased on cable networks, the Company may also purchase broadcast television time from network affiliates and independent television stations. Broadcast television time segments are also purchased primarily in 60 and 120-second spots. Time segments on broadcast television are normally purchased on a quarterly basis, based on the availability of broadcast time. The Company believes there currently is an adequate supply of broadcast television time available from sources in the United States to satisfy its needs.

                                    -  2 -
-------------------------------------------------------------------------------

Inbound Telemarketing

The Company subcontracts its in-bound telemarketing function to third parties that provide this service for a fee based on the number of telephone calls answered, the duration of the calls, and/or sales generated. The inbound telemarketers electronically transmit orders to an order fulfillment center where the product is then packaged and shipped to the customer. At the time of purchase, the inbound telemarketers will often promote, cross sell and upsell complementary and/or additional products or services, including continuity programs for the product. Such sales efforts are orchestrated by the Company with the help of outside marketing professionals who help to create the sales scripts used by the telemarketing personnel.

Order Fulfillment

The Company's order fulfillment process is performed through third party warehouses and fulfillment centers. Order fulfillment activities include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing product for later delivery, packaging, and shipping of product and processing of customer returns. The Company will primarily use bulk shippers to deliver its product to customers. Each direct response customer is charged a shipping and handling fee in addition to the cost of the product.

Customer Service

The Company will operate toll free customer service telephone numbers and contract with a third party to respond to customer inquiries, provide product information to customers and process product returns. The Company generally offers an unconditional money back guarantee to purchasers of its product and it believes that its return experience will be within acceptable ranges.

Product Development

The Company's Senior Vice President of Research and Development actively researches new products and reviews and develops new product concepts and ideas from a variety of sources.

During the evaluation phase of product development, the Company analyzes the suitability of a product for mass distribution, as well as the anticipated perceived value of the product to consumers; determines whether an adequate and timely supply of the product can be obtained; and further analyzes whether the estimated profitability of the product satisfies the Company's needs. The Company will continue to review products and product concepts on an ongoing basis to select those that it believes will be successful in one or more markets.

Product Overview

  * MIGRASPRAY(R) provides fast relief from migraines and other types of headaches without side effects. This homeopathic herbal preparation is a convenient, economical, and fast acting sublingual spray.

  * ALLERSPRAY(R) provides fast relief for allergy symptoms without drowsiness, dry mouth, or other side effects. This homeopathic combination has all natural ingredients provided in a convenient, economical, fast-acting sublingual spray. (Currently on hold)

  * Living Water Eye Lotion(tm) is specially formulated to enhance eye comfort by irrigating, flushing and cleansing without interfering with natural functions. (Currently on hold)

  * NatureWell(tm) Contact Lenses are a disposable lens made of a new FDA approved material, which the Company believes, has advantages over other materials now used. (Currently on hold)

Nutraceutical Products

The Company develops, manufactures, and markets, unique proprietary nutraceutical products, chief among which is MIGRASPRAY.

MIGRASPRAY

MIGRASPRAY is a clinically tested, over-the-counter, patented, homeopathic drug for the fast relief and prevention of the symptoms of migraine headaches and is currently sold in approximately 14,000 retail outlets throughout the United States.

MIGRASPRAY is sprayed under the tongue (sublingual administration), which promotes enhanced bioavailability and rapid metabolization by directly entering the bloodstream through the mucous membrane, avoiding degradation from exposure to the gastrointestinal tract and liver. This fast acting delivery system allows MIGRASPRAY to provide rapid relief from migraine pain and other associated symptoms.

                                    -  3 -
-------------------------------------------------------------------------------

MIGRASPRAY contains the active ingredients feverfew (its primary ingredient), polyporus, goldenseal and dandelion. Feverfew has been used for centuries for the treatment of a variety of ailments including headaches, rheumatic aches, abdominal pain and menstrual cramps. Studies have shown that feverfew acts as a natural anti-inflammatory controlling the inflammation that results in cerebral blood vessel dilation, believed to cause or contribute to the symptoms of migraine headaches. The active ingredients in feverfew are sesquiterpene lactones, the primary component being parthenolide, a phyto-chemical. When taken daily for prevention, MIGRASPRAY has also been shown to be effective in reducing the frequency of migraine headaches. A physician/spokesman for the Company with clinics in New York and Dallas has been conducting a test with his patients by having them use MIGRASPRAY every day for prevention. The incidence of migraine headaches in the physician's initial test group has been reduced by approximately ninety percent (90%) over a period of more than five (5) months.

The Company is not aware of any other treatment that is as efficacious in preventing migraine headaches or any other migraine prevention treatment currently being marketed nationally throughout the U.S.

     *    Contains:    10 ml.
     *    Indication:  For relief of headaches.
     *    Directions:  Administer 10 full sprays under the tongue and hold for at least thirty seconds before swallowing. Dose can be repeated one time after 5 minutes if required. Use as needed or directed by physician.
     *    Active
          Ingredients: A proprietary homeopathic blend: feverfew (Tanacetum
                       Parthenium, leaves and flowers), Goldenseal (Hydrastis rhizoma, root, Dandelion (Taraxicum denleonis, root), Polyporus Officinalis (Polyporus umbelleatus,
                       Sclerotium)(all 3x).
     *    Inactive
          Ingredients: Distilled water, glycerin, ascorbic acid, potassium
                       Sorbate (as preservative), disodium EDTA.

Migraine Market

It is estimated that one in five women and one in ten men in the United States suffer from migraine headaches. In aggregate, nearly 32 million Americans or 12% of the U.S. population suffers from migraine headaches. Of those sufferers, 57% rely totally on non-prescription remedies, the same percentage as nearly 10 years ago.

An estimated 150 million workdays or an equivalent of 1,200 million work hours are lost each year to head pain. Such lost productivity and employee absenteeism results in an estimated $13 billion in losses to employers each year.

A family of drugs known as "triptans," which constrict the cerebral blood vessels, dominate the prescription market for migraine remedies at costs reaching as high as $50 per dose. Triptans are sometimes contraindicated for patients with poor cardiac health and/or high blood pressure and patients are generally restricted in the amount of these drugs that may be used within a 30-day period due to potentially serious side effects.

The Company's Other Products

The Company has developed other products using its MICROMIST(tm) technology. All of these products are natural, and fall within the category of homeopathic drugs or dietary supplements and, thus, avoid the lengthy and expensive FDA
approval processes.   Sublingual (under the tongue) administration, is a method
of delivering substances into the body in a manner that promotes direct absorption through the highly vascularized mucous membrane under the tongue, rather than through the digestive tract, thereby bypassing exposure to the liver and gastric system. Sublingual administration of the Company's specially prepared MICROMIST sprays is a fast acting and efficacious delivery method, promoting enhanced bioavailability and rapid metabolization. Many of the MICROMIST formulations are symptomatically efficacious in a manner of minutes.

Though many sublingual substances are absorbed by diffusion (the sublingual area soaking up the substance), not all substances are permeable and accessible to the mucous membrane, which often functions as a barrier. However using the Company's MICROMIST technology, the sublingual mucous membrane can become an ideal site for rapid absorption.

                                    -  4 -
-------------------------------------------------------------------------------

The Company has completed development of ALLERSPRAY, designed for the fast relief of allergy symptoms, without drowsiness, dry-mouth or other side effects. Other products under development using the MICROMIST technology include an anti-inflammatory treatment for the symptoms of arthritis, a natural tranquilizer and several vision related (non-MICROMIST) formulations.

The Company has patents pending covering some of its MICROMIST products and intends to file patent applications for additional products in the future. The Company intends to file patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business.

ALLERSPRAY (Currently on Hold)

ALLERSPRAY is a homeopathic solution of various herbs and amino acids. Several of the herbs and amino acids used in ALLERSPRAY, such as Dandelion and Histidine, have a long history of use for relieving the symptoms associated with allergies.

ALLERSPRAY is designed to be sprayed under the tongue before being swallowed. This sublingual method of administration promotes rapid absorption. A twice-daily use is ordinarily sufficient for the relief of symptoms.

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

Living Water Eye Lotion (Currently on Hold)

Living Water Eye Lotion is an eye irrigating solution, used for cleansing the eye and relief of discomfort, burning, stinging, itching due to dryness, air pollutants, allergens, chlorinated water and other irritants that affect the eye.

Living Water Eye Lotion, is different than:

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

Living Water Eye Lotion is specially formulated to enhance eye comfort by irrigating, flushing, and cleansing, while not interfering with the natural functions. People with irritated or dry eyes use it, in addition to people who normally wear contact lenses and suffer these effects.

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

                                    -  5 -
-------------------------------------------------------------------------------

NatureWell Contact Lens (Currently on Hold)

The NatureWell Contact Lens is a disposable daily wear soft lens made from a new, FDA approved, non-ionic material. Because of its characteristics, which enhance its durability and soil resistance, it can be recommended for one-month use and replacement, as opposed to most disposable lenses, which are recommended for replacement every 2 weeks.

The lens, with a blue handling tint, has a thin lens profile with an edge designed to promote better tear exchange and corneal health. It is ideally suited for dry eyes, summer air conditioning, winter central heating, and low humidity environments.

The advantages of the daily wear soft lens include an enhanced durability and soil resistance. It can be recommended for one-month use, as opposed to most disposable lenses, which are recommended for replacement every 2 weeks, which gives the lens both a convenience and economic advantage.

Competition

The Company competes directly with many other companies, which generate revenue from direct marketing, wholesale/retail distribution, and electronic commerce activities. The Company also competes with a large number of consumer health product companies and retailers, which have substantially greater financial, marketing and other resources than the Company. Additionally, companies may attempt to imitate or "knockoff" the Company's products and may be able to take advantage of the product category awareness and product development, which the Company has created. The Company will seek to protect itself from "knockoffs" through the establishment and enforcement of its intellectual property and patent rights.

Regulatory Compliance

Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including, but not limited to the Federal Trade Commission ("FTC"), the United States Post Office, the Consumer Product Safety Commission ("CPSC"), the Federal Communications Commission, ("FCC"), the Food and Drug Administration ("FDA"), various States' Attorneys General and other state, local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, and to various product marketed by it, are numerous, complex and subject to change.

If any significant actions were brought against the Company or any of its subsidiaries in connection with a breach of such laws or regulations, including, but not limited to the imposition of fines or other penalties, or against one of the entities through which the Company obtains a significant portion of its media, the Company could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of the Company's market will not adversely affect the Company's business or results of operations.

The Company will collect and remit sales tax in states where it has a physical presence. Certain states in which the Company's only activity is direct marketing may attempt to require direct marketers, such as the Company, to collect and remit sales tax on sales to customers residing in such states. A 1995 United States Supreme Court decision held that Congress could legislate such a change. Thus far, Congress has taken no action to that effect. The Company will be prepared to collect sales taxes for other states if laws are passed requiring such collection. The Company does not believe that a change in the laws requiring the collecting of sales taxes will have a material adverse effect on the Company's financial condition or results of operations.

Trademarks and Patents

Proprietary protection for the Company's products, processes, and know-how is important to the Company's business. Thus, the Company plans to aggressively prosecute and defend its proprietary technology. The Company is the owner of certain patent(s) for its products and has certain patent applications pending before the United States Patent and Trademark Office and intends to file additional patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain it's competitive position.

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

                                    -  6 -
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

The Company has a registered patent as well as certain patents pending covering its MIGRASPRAY product, and intends to file patent applications for additional products in the future. There can be no assurance that these patents will be granted or, if granted, upheld by a court of competent jurisdiction.

Human Resources

The Company has eight employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration. The Company's research and development staff is made up of professionals working as independent contractors, under the guidance of the Company's Vice President of Research and Development, Dr. Brucker. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.


ITEM 2.   PROPERTY

The Company's corporate offices are located at 7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037. The offices are approximately 2,000 square feet and leased through March 31, 2003 at approximately $4,900 per month.


ITEM 3.   LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-KSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

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

The Company was previously involved in litigation in Minnesota with its former officer and director, Stephen C. Roberts, M.D. ("Roberts"). As of
July 12, 2002 the Company entered into a settlement with Roberts whereby the parties have settled and released all claims known or unknown against each other. All pending actions have been dismissed with prejudice in this matter. Pursuant to the terms of the settlement the details are confidential.

The Company had received a demand letter from Danka Industries, Inc. (the sublessor of the warehouse facility) demanding payment on the arrearage of the sublease; however, the Company believes that a cause of action may exist against Danka for breach of contract under the sublease and, thus, the Company is evaluating whether it is liable for damages under the sublease. Danka has executed a new sublease for the space with an alternative sublessee, and the Company is in negotiations with Danka to settle any remaining claims between the parties.

                                    -  7 -
-------------------------------------------------------------------------------

On July 16, 2002 the Company held a special meeting of the Board of Directors to discuss the status of its relationship with Mitchell Health Technologies ("Mitchell"). This meeting was a result of the Company being convinced that Mitchell, unbeknownst to the Company, had cooperated with and provided confidential information about the Company to Roberts, a previous adverse litigant against the Company (see above), while Roberts was still active in his litigation against the Company. At the time of this believed cooperation, Mitchell was not under any court order or subpoena to provide information to Roberts. The Company's Chief Executive Officer, Mr. James R. Arabia, at the instruction of the Board of Directors, contacted Mr. Russ Mitchell
(on July 17, 2002) to discuss with Mr. Mitchell the future of the master broker relationship (which the Company believed was deteriorating prior to the July 16 board meeting) and requested Mitchell to propose a resolution of the untenable situation which it believed existed between the Company and Mitchell, including any proposals Mitchell might have for the termination of its relationship with the Company. A period of non-communication (regarding the matter) ensued for approximately three weeks, which ended with the Company being served with a lawsuit on August 13, 2002 for an action filed by Mitchell in the United States District Court, Western District of Wisconsin. The same law firm and lawyer that represented Roberts in his litigation against the Company represents Mitchell in the suit. The lawsuit alleges breach of contract by the Company and the failure to register transfer of restricted common stock that Mr. Mitchell and Mr. James Higgins ( a Mitchell employee) claim they own, and for which the Company disputes that it has received full consideration from Mrssrs. Mitchell and Higgins for the shares. The Company believes the suit is frivolous and without merit and will vigorously defend itself against these allegations. Additionally, the Company intends to respond with a cross complaint against Mitchell Health Technologies and Mr. Mitchell, individually, for various claims.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During late September and October of 2001 the Company conducted a consent solicitation in order to gain approval from its shareholders for the Company to reincorporate to Delaware. A "Consent Solicitation /Information Statement" with attached "Form of Consent Solicited on Behalf of the Board of Directors of NatureWell, Inc. to Reincorporate to Delaware" was sent to shareholders pursuant to the consent solicitation. The form of consent solicitation was included as an exhibit to prior years Form 10-KSB. No change in the Company's name, board members, business, management, fiscal year, assets, liabilities, or corporate headquarters occurred as a result of the re-incorporation. A majority of the shareholders of record as of September 18, 2001, by vote, approved the reincorporation to Delaware, which included an increase in authorized common and preferred stock to 150,000,000 common shares and 15,000,000 preferred shares.


PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2002, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

                                                           HIGH     LOW
                                                          ------   ------
Fiscal Year 2000:
First Quarter ...........................................  0.14     0.10
Second Quarter...........................................  0.16     0.075
Third Quarter ...........................................  0.94     0.14
Fourth Quarter...........................................  0.73     0.17

Fiscal Year 2001:
First Quarter ...........................................  0.21     0.075
Second Quarter...........................................  0.15     0.055
Third Quarter ...........................................  0.087    0.045
Fourth Quarter...........................................  0.30     0.085

Fiscal Year 2002:
First Quarter ...........................................  0.77     0.30
Second Quarter...........................................  0.42     0.19
Third Quarter............................................  0.33     0.23
Fourth Quarter...........................................  0.23     0.07

                                    -  8 -
-------------------------------------------------------------------------------

Recent Sales of Securities

During the year ending June 30, 2002 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D thereunder.

During the month of July 2001, the Company issued 100,000 shares of common stock underlying stock options and received $23,750 from the exercise of these options.

During the month of September 2001, the Company issued 100,000 shares of common stock underlying stock options and received $26,600 from the exercise of these options.

During the month of October 2001, Mr. James R. Arabia, the Company's Chief Executive Officer, President and Chairman of the Board, purchased 6,750,000 shares of restricted common stock pursuant to a Secured Promissory Note in the amount of $320,625.

During the month of November 2001, the Company (i) issued 630,530 shares of restricted common stock valued at $85,000 at the time of issuance as settlement of accounts payable, (ii) issued 150,000 shares of common stock valued at $1,500 at the time of issuance as conversion of S-8 options to a former Director of the Company, (ii) issued 252,500 shares of restricted common stock valued at $2,525 at the time of issuance as conversion of warrants to a former Director of the Company, (iv) issued 82,500 shares of restricted common stock valued at $16,000 at the time of issuance as payment for an interest in a subsidiary of the Company to a former Director of the Company, and (v) issued 148,500 shares of restricted common stock valued at $29,000 at the time of issuance as settlement of a note payable and accrued interest to a former Director of the Company. Furthermore, the Company exercised its rights to convert the Company's Series A Convertible Preferred Stock into restricted common stock; the Company issued 4,832,567 shares of restricted common stock with an aggregate value of $954,500 pursuant to the Series A Preferred Stock conversion.

During the month of December 2001, the Company (i) issued 542,373 shares of restricted common stock valued at $142,000 at the time of issuance as payment on accounts payable, (ii) issued 70,238 shares of restricted common stock valued at $15,000 at the time of issuance as payment for services performed, and (iii) received $31,188 from the sale of 116,599 shares of restricted common stock, which were sold pursuant to the Company's private placement dated October 23, 2001 (the "Private Placement").

During the month of January 2002, the Company (i) sold 3,004,374 shares of restricted common stock for $506,300 pursuant to the Private Placement, and
(ii) sold a $100,000 debt/equity unit ("Unit[s]") for $102,273, pursuant to the Private Placement, consisting of a note payable for $100,000 maturing on June 1, 2004 and 227,273 restricted shares of common stock.

During the month of February 2002, the Company (i) issued 90,000 shares of restricted common stock valued at $16,500 at the time of issuance as payment for interest on notes payable entered into during 2001, (ii) issued 851,700 shares of restricted common stock valued at $75,340 at the time of issuance for settlement of various notes payable, (iii) sold 2,170,581 restricted shares of common stock for $337,500 pursuant to the Private Placement, (iv) issued 79,655 restricted shares of common stock valued at $13,000 at the time of issuance as payment for services performed, and (v) issued 1,925,000 shares of restricted common stock valued at $110,250 at the time of issuance as payment on accounts payable.

During the month of March 2002, the Company sold a Unit for $104,348, pursuant to the Private Placement, consisting of a note payable for $100,000 maturing on June 1, 2004 and 434,783 restricted shares of common stock.

During the month of April 2002, the Company (i) sold a partial Unit for $77,604, pursuant to the Private Placement, consisting of a note payable for $75,000 maturing on June 1, 2004 and 260,417 restricted shares of common stock, and (ii) sold 1,225,553 restricted shares of common stock for $149,266 pursuant to the Private Placement.

During the month of May 2002, the Company (i) sold 323,197 restricted shares of common stock for $45,000 pursuant to the Private Placement, (ii) issued 188,719 shares of restricted common stock valued at $50,000 at the time of issuance as payment on settlement of an accounts payable, (iii) issued 337,500 shares of restricted common stock valued at $63,500 at the time of issuance as payment for services performed, and (iv) issued 225,989 shares of restricted common stock valued at $50,000 at the time of issuance as payment of interest on a note payable entered into during 2001.

Subsequent to year-end the Company issued the following shares of restricted common stock; Company executives purchased 4,250,000 restricted of common stock in exchange for Secured Promissory Notes; 190,000 shares were granted to various staff employees; 4,444,000 shares issued for accounts payable; 388,000 shares issued to purchase minority shareholder owned shares of one of the Company's subsidiaries, Nasal Mist, Inc. (see Note O); 12,917,000 shares issued as repayment of debt and accrued but unpaid salary and bonus; 510,000 shares issued as payment for services; 6,045,000 shares issued in return for monies received pursuant to the Private Placement; 1,400,000 shares issued for the settlement of litigation. Total shares issued subsequent to June 30, 2002 and through the date of this report is approximately 30,900,000 restricted shares of common stock.

                                    -  9 -
-------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has begun test marketing its MIGRASPRAY product through the use of direct response transactional television programming (also known as infomercials) and also markets MIGRASPRAY through wholesale/retail distribution and electronic commerce on a national basis. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of television media, production and broadcast of programming, order processing and fulfillment, and customer service.

RISK FACTORS

Certain statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

THIS REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. Such forward-looking statements are based on management's beliefs and assumptions regarding information that is currently available, and are made pursuant to the "safe harbor" provisions of the federal securities laws. These forward-looking statements are subject to certain risks and uncertainties. The Company's actual performance and results could differ materially from those expressed in the forward-looking statements due to risks and uncertainties that could materially impact the Company in an adverse fashion and are only predictions of future results, and there can be no assurance that the Company's actual results will not materially differ from those anticipated in these forward-looking statements. In this report, the words "anticipates", "believes", "expects", "intends", "plans", "may", "future", and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company has no obligation to publicly update or revise any of the forward-looking statements to reflect events or circumstances that may arise after the date hereof.

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its products to a degree necessary for it to drive product sales to a level necessary to reach profitability, the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors," "Business," and elsewhere in this report.

                                    - 10 -
-------------------------------------------------------------------------------

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2001 to June 30, 2002, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.08 to $0.61. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $21.3 million through June 30, 2002. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

  *  limited capital;
  *  delays in product development;
  *  possible cost overruns due to price increases in raw product;
  *  unforeseen difficulties in the Company's manufacturing processes;
  * risks associated with obtaining governmental approval or failing to comply with governmental regulation with respect to the Company's business;
  *  uncertain market acceptance; and
  *  the absence of an operating history.

Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

Failure to Manage Growth.

The Company plans to experience significant growth from the sale of its products. Such growth, if realized, could place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no plans to acquire any "companies or assets of a material amount," should the Company decide to adopt acquisition plans as part of a future growth strategy, no assurance can be given that the Company can effectively integrate such acquired operations or assets with its own operations. The Company may also seek to finance any such future acquisition by debt financing or issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

                                    - 11 -
-------------------------------------------------------------------------------

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

In addition, the Company is unable to predict whether it will be able to comply with any new legislation or regulations or amendments to legislation and regulations that may be enacted in the future. New laws or regulations could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Failure by the Company to comply timely with all laws and regulations applicable to its products could have a material adverse effect on its business, operations, and financial condition.

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

Competition in the Industry.

The business of designing, marketing, and selling nutraceutical and diagnostic items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors, and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. To a lesser degree, the Company is subject to significant competition from other organizations for the services of distributors. The Company's ability to remain competitive depends, in significant part, on the success of the Company's product distributors.

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

Dependence on Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management. Much of the Company's key management have accepted securities issued by the Company in lieu of cash compensation for their services as an accommodation to the Company. The interruption of the services of such key management (especially in light of their willingness to accept forms of compensation other than cash) could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.

Intellectual Property Protection.

The Company's patents and trademarks are valuable assets, which are very important to the marketing and national distribution of its products. The Company has received a patent for its migraine spray formulation and has filed patent applications for various other products and intends to file patent applications in the future, where appropriate, to protect technology inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

                                    - 12 -
-------------------------------------------------------------------------------

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

There can be no assurance that a court of competent jurisdiction would hold the Company's patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications will result in patents being used or issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights in the unpatented trade secrets.

Expansion Into Foreign Markets.

The Company desires to market its products internationally at a future date. Significant regulatory and legal barriers must be overcome before marketing can begin in any foreign market. Before international marketing is commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. The Company also may experience problems related to entering new markets with different cultural bases and legal systems from those encountered in the United States. Moreover, expansion of the Company's operations into new markets may entail substantial working capital requirements and costs associated with regulatory compliance. No assurance can be given that the Company will be able to replicate its sale model or make any significant sales of its products in foreign markets.

There can be no assurance that the Company will generate international revenues or those risks of international sales and operations will not harm the Company. International business involves inherent risks, and the Company anticipates the risks that may affect the Company include, but are not limited to:

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

In addition, the Company has only limited experience in marketing, selling and supporting its products and services. The Company does not have any experience in developing foreign language versions of its products. This may be more difficult or take longer than anticipated due to international problems, such as language barriers or currency exchange issues.

Inventory Expiration

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

Capital Requirements.

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

                                    - 13 -
-------------------------------------------------------------------------------

The Company estimates that it will require substantial capital in order to finance (i) the national print and media advertising needed to support marketing and national distribution of its migraine relief product, and
(ii) the development, promotion and maintenance of its product supply chain. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations and there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

Rule 144 Stock Sales

As of June 30, 2002, the Company had approximately 38,235,051 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company closed its convertible preferred stock private placement offering during the first quarter of fiscal year ending June 30, 2002 of which the Company secured approximately $847,500. The Company is currently conducting a new private placement (the "Private Placement") offering of restricted common stock and/or debt/equity Units. The debt/equity offering is for a maximum of $3,000,000 with no minimum offering requirements, and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and with a closing date of October 20, 2002, unless extended at the discretion of the Company's Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, thereunder.

The Company believes that the amount of funding contemplated by the Private Placement likely will be increased from $3.0 million to a minimum of $4.0 million or more ("Maximum Offering Amount") and if (i) funding for the Maximum Offering Amount is achieved within the time frame currently planned, and (ii) certain minimum sales projections can be reached, that current future growth plans can be funded from cash provided by forecasted operations. There can be no assurance that the Company will timely complete its Private Placement , that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete it's Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts. To date, the Company has raised approximately $2,895,000 (including its previous preferred stock offering and the settlement of trade payables and creditors) in capital through a combination of debt and equity investments and the settlement of outstanding obligations, which totaled $882,000.

                                    - 14 -
-------------------------------------------------------------------------------

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its initial research and development activities with respect to MIGRASPRAY and ALLERSPRAY to the extent that such products are either being marketed currently or are ready for marketing. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in ongoing research, and investigations are under way for the development of novel products to eliminate, prevent or reduce the symptoms associated with several conditions, including, but not limited to, arthritis and general pain. The Company plans to conduct clinical trials and market analyses for such new products and to continue clinical testing and analyzing certain existing products. The Company has filed and is filing for additional patent protection on several products it is either currently developing or has developed, including a rapid reliever of pain due to arthritis (approximately twenty one million Americans suffer from arthritis). As the average age of the population increases and the attendant number of people suffering from arthritis symptoms increase, the search for, and marketing of products for treatment of such symptoms are growing at a rapid rate.

FINANCIAL RESOURCES

At June 30, 2002 and 2001, the Company had current assets of $893,627 and $378,412 including cash of $43,254 and $162,921, respectively.
At June 30, 2002, current assets included nutraceutical inventory valued at $557,444 and prepaid expenses of $121,116 (comprised primarily of prepaid marketing costs). Total assets were $1,530,367 and $397,513, respectively.

Gross sales for the years ended June 30, 2002 and 2001 were $1,501,296 and $21,378, respectively. The Company during fiscal year ended June 30, 2002 was able to place MIGRASPRAY in over 14,000 retail store locations nationwide. Costs and expenses for the years ended June 30, 2002 and 2001 were $4,140,475 and $2,159,629, resulting in a loss from operations of $2,985,239 and $2,138,251, respectively.

VALUATION RESERVE OF ANTISERA INVENTORY AND SCIENTIFIC TECHNOLOGY

The Company during fiscal year ended June 30, 2001, made the decision to write down its remaining Antisera inventory. It had been determined that the marketing of Antisera products no longer fit into the Company's long-range plans and that there was no longer any assurance that the quality of the Antisera inventory could be determined. The Company reserved an additional $775,000 of value against the Antisera inventory. The Company currently is concentrating solely on its proprietary nutraceutical products.

The Company during fiscal year ended June 30, 2001 reserved for impairment 100% of the value of its scientific technology. The decision by the Company was taken in light of the Company's focus on its nutraceutical products and its sole diagnostic product being licensed at that time to Meridian Biosciences, Inc.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company. The Company continues to use a third-party fulfillment center located in Ontario, California for the distribution, warehousing and handling of its product.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company does not plan to add any employees over the next twelve months in light of its financial needs for its production, distribution, and sales and marketing needs. If any anticipated employee positions are to be filled they will likely be at the manager and/or staff level. The Company has downsized its staff from twelve employees in the prior year to eight. This includes the departure of its in-house legal counsel and the consolidation of the position of Chief Financial Officer and Controller into one position.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and is distributing its products through a master broker to retail stores and directly to consumers through the Company's direct marketing efforts.

                                    - 15 -
-------------------------------------------------------------------------------

FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

On a consolidated basis, the Company had gross sales totaling $1,501,296 for the year ended June 30, 2002, compared with $21,378 in gross sales for the same period ending June 30, 2001. This represented an increase of $1,479,918 in gross sales from the year before. The Company also experienced sales discounts totaling $179,184 on its products and product returns of $167,376 for the year ending June 30, 2002. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to returns of the Company's MigraDaily product, which the Company has suspended production and marketing of for the foreseeable future. The Company believes that it has taken adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 14,000 stores nationwide. As described earlier the Company is test marketing a direct response campaign for MIGRASPRAY as a strategy to efficiently raise product and brand awareness and to increase sales.

The Company experienced a net loss of $3,221,096 for the twelve-month period ended June 30, 2002, compared with a net loss of $2,966,093 for the same period ended June 30, 2001. This represents an increase of $255,003 or 8.5% from the prior year. A substantial portion of the increase in net loss is attributable to the increase in the Company's marketing activities.

The Company's gross profit margin for the year ended June 30, 2002 was 41.7%, or $814,542. Gross profit margin for the year ended June 30, 2001 was not comparable due to lack of sales data for that year. The Company's cost of products sold for the years ended June 30, 2002 and 2001 was $340,194 and $56,137, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $189,863 for the year ended June 30, 2002, compared with $637,763 for the same period ending June 30, 2001. This represented a decrease of $447,900 or 235.9% from the prior year. The Company realized some decrease in the use of outside consultants through the employment of several key employees, thus eliminating the need to use outside consultants. Selling and administrative expenses incurred by the Company, was $2,143,363 for the year ended June 30, 2002, compared with $1,413,211 for the same period ended June 30, 2001. This represented an increase of $730,152 or 51.6% from the prior year. The increase is due primarily to (i) increased salaries for the addition of certain key personnel ($615,622), and (ii) $325,000 associated with the Company's warehouse lease, which includes a $250,000 litigation reserve for disputes relating to the termination of the lease. See "Item 8 Legal Proceedings." The Company has also increased its marketing and promotional expenditures including costs associated with preparing to launch a direct response marketing campaign. Such expenditures include convention costs, advertising and marketing costs, production costs, focus groups and free product samples.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, and warrants, and revenue from sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for the next twelve months. If the Company is not successful in completing its Private Placement it will not have the necessary funding to launch its national marketing campaign or continue with its operations as contemplated in its business plan. See "Plan of Operation - Financial Resources." The Company had as of June 30, 2002 $43,254 in cash.

                                    - 16 -
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a statement # 143 Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppels. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141.
The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company does not expect the adoption of this standard to have a significant impact on its financial statements. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

INFLATION

Inflation affects the cost of raw materials, goods, and services used by the Company. In recent years, inflation has been modest. The competitive environment in the over the counter drug market somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices to its customers. Overall, product prices have generally been stable, and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

                                    - 17 -
-------------------------------------------------------------------------------

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
REPORT OF INDEPENDENT ACCOUNTANT                                  19

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2002 and 2001     20

     Consolidated Statements of Operations for the years ended
     June 30, 2002 and 2001.                                      21

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended June 30, 2002 and 2001.        22

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2002 and 2001.                                      23

     Notes to Consolidated Financial Statements                   24

                                    - 18 -
-------------------------------------------------------------------------------

Armando C. Ibarra, C.P.A.                  Members of the California Society of
Armando Ibarra, Jr., C.P.A.                        Certified Public Accountants



INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of NatureWell, Incorporated

We have audited the accompanying consolidated balance sheets of NatureWell, Incorporated (formerly La Jolla Diagnostics, Inc.) and subsidiaries as of
June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Incorporated and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/S/ ARMANDO C. IBARRA
--------------------------
ARMANDO C. IBARRA, CPA-APC
Chula Vista, California
October 10, 2002

                                    - 19 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                               06/30/02          06/30/01
                                             -----------       -----------
                   ASSETS

CURRENT ASSETS:
Cash                                         $    43,254       $   162,921
Accounts receivable, net                          18,756             5,482
Inventory                                        710,501            25,809
Prepaid expenses                                 121,116           134,763
Other current assets                                -               49,437
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        893,627           378,412

Property and equipment, net                       35,505            14,315

OTHER ASSETS:
Notes receivable                                 584,464              -
Other assets                                      16,771             4,786
                                             -----------       -----------
     TOTAL OTHER ASSETS                          601,235             4,786
                                             -----------       -----------
TOTAL ASSETS                                 $ 1,530,367       $   397,513
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   632,403       $   347,182
Accrued expenses                                 935,628           530,472
Accrued litigation costs                         453,361           250,000
Loans payable                                    145,000           299,911
Due to/(from) officers                           248,256           (45,799)
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 2,414,648         1,381,766
                                             -----------       -----------

LONG-TERM LIABILITIES:
Notes-payable                                    275,000              -
Minority interest                                338,872           417,549
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 613,872           417,549
                                             -----------       -----------
TOTAL LIABILITIES                              3,028,520         1,799,315

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 0.01 par value
15,000,000 shares authorized
  (Series A; 1,105 authorized,
  none and 258 for 2002 and 2001
  issued & outstanding,
  respectively)                                     -                    3
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  79,837,593 and 49,101,044 shares
  issued & outstanding, respectively)            798,376           491,010
Additional paid-in capital                    18,827,877        16,367,998
Less unearned compensation                          -             (615,000)
Accumulated deficit                          (21,124,406)      (17,903,310)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (1,498,153)       (1,401,802)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,530,367       $   397,513
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 20 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Year Ended June 30,
                                      2002          2001
                                   -----------   -----------
REVENUES:
Gross sales                        $ 1,501,296   $    21,378
Discounts                             (179,184)         -
Returns                               (167,376)         -
                                   -----------   -----------
NET SALES                            1,154,736        21,378

COSTS AND EXPENSES:
Cost of products sold                  340,194        56,137
General and administrative           2,143,363     1,413,211
Marketing and advertising              971,585          -
Promotional costs                      476,411          -
Consulting services                    189,863       637,763
Depreciation and amortization            9,303        48,670
Research and development                 9,756         3,848
                                   -----------   -----------
TOTAL COSTS & EXPENSES               4,140,475     2,159,629
                                   -----------   -----------
LOSS FROM OPERATIONS                (2,985,739)   (2,138,251)

OTHER INCOME (EXPENSE)
Other expense                          (67,623)         -
Other income                            34,200          -
Interest income                         19,450          -
Interest expense                      (141,035)      (91,204)
Commissions on convertible debt           -             -
Write-down of assets                  (113,846)   (1,187,875)
Loss on disposal
  of assets                            (23,054)         -
Minority interest income                60,551       474,799
                                   -----------   -----------
TOTAL OTHER INCOME (EXPENSE)          (231,357)     (824,280)
                                   -----------   -----------
NET LOSS BEFORE INCOME TAXES        (3,217,096)   (2,962,531)

PROVISION FOR INCOME TAXES               4,000         3,562
                                   -----------   -----------
NET LOSS AFTER INCOME TAXES        $(3,221,096)  $(2,966,093)
                                   ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                    $    (0.06)   $    (0.11)
                                   -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           57,258,757    32,999,953
                                   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 21 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                                            Unearned
                                                                          Compensation/
                                                 Common      Additional       Stock
                                   Common        Stock        Paid-in      Subscription    Preferred     Accumulated
                                   Stock         Amount       Capital       Receivable       Stock         Deficit        Total
                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
BALANCE, JUNE 30, 2000           23,983,069   $14,233,321   $   869,247    $   (95,000)          -      $(14,937,217)  $    70,351

Effect from reincorporation
  par value $0.01                      -      (13,993,490)   13,993,490           -              -              -             -

                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
BALANCE, JUNE 30, 2000
  ADJUSTED FOR REINCORPORATION   23,983,069       239,831    14,862,737        (95,000)          -       (14,937,217)       70,351

Correction of subscription
  to note receivable                   -             -             -            95,000           -              -           95,000
Issuances of preferred stock           -             -          254,974           -             2,576           -          257,550
Issuances to officers            14,950,000       149,500       743,000           -              -              -          892,500
Conversion of notes payable       1,218,406        12,184        80,206           -              -              -           92,390
Issuances of stock for
  services                        5,528,636        55,286       381,614           -              -              -          436,900
Issuances of stock for cash       3,220,933        32,209       323,791           -              -              -          356,000
Compensation pursuant to plan
  of employment                        -             -             -          (615,000)          -              -         (615,000)
Conversion of common
  stock warrants                    200,000         2,000        (2,000)          -              -              -             -
Syndication costs                      -             -          (21,400)          -              -              -          (21,400)
Net loss, June 30, 2001                -             -             -              -              -        (2,966,093)   (2,966,093)
                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2001           49,101,044       491,010    16,622,922       (615,000)         2,576    (17,903,310)   (1,401,802)

Issuances of preferred stock           -             -          838,976           -             8,474           -          847,450
Conversion of preferred stock     4,797,845        47,978       (36,928)          -           (11,050)          -             -
Cancellation of compensation
  plan of employment, net              -             -         (600,000)       615,000           -              -           15,000
Purchase pursuant to note
  receivable - officers           6,750,000        67,500       253,125           -              -              -          320,625
Conversion of notes payable       1,000,200        10,002        94,338           -              -              -          104,340
Issuances of stock for
  services                        5,754,307        57,543       685,289           -              -              -          742,832
Issuances of stock for cash      12,778,992       127,790     1,146,239           -              -              -        1,274,029
Conversion of common
  stock warrants                    252,500         2,525          -              -              -              -            2,525
Conversion stock options            150,000         1,500          -              -              -              -            1,500
Cancellation of shares             (747,295)       (7,472)     (176,084)          -              -              -         (183,556)
Net loss, June 30, 2002                -             -             -              -              -        (3,221,096)   (3,221,096)
                                 ----------   -----------   -----------    ------------   -----------   ------------   -----------
 Balance, June 30, 2002          79,837,593   $   798,376   $18,827,877    $      -       $      -      $(21,124,406)  $(1,498,153)
                                 ==========   ===========   ===========    ============   ===========   ============   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    - 22 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                               June 30,      June 30,
                                                 2002          2001
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(3,221,096)  $(2,966,093)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   9,303        48,670
    Write-down of inventory                       113,847       775,000
    Write-down of scientific technology              -          440,208
    Write-down interest and note receivable          -             -
    Minority interest                             (60,551)     (474,799)
    Issuance of stock for services and warrants   793,182       436,900
    Loss on property and equipment                 23,054          -
    Issuance of stock to officers for
      Compensation and other                         -          940,000
    Unearned compensation                          15,000      (615,000)
    Loss on Antisera Partnership                     -             -

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable    (13,274)       25,624
    (Increase)/decrease in inventories           (798,539)         (362)
    (Increase)/decrease in prepaid expenses        13,647      (128,100)
    (Increase)/decrease in advances to officer       -             -
    (Increase)/decrease in other assets            37,452       (50,452)
    (Increase)/(decrease) in accounts payable
      and accrued expenses                        587,271       838,145
                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES          (2,502,704)     (730,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                       (53,547)      (11,486)
Payments for Nasal Mist, Inc. investments            -             -
Proceeds from sale of property and equipment         -             -
Buyout minority interest in
Antisera Partnership                                 -             -
                                              -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES           (53,547)      (11,486)
                                              -----------   -----------
SUBTOTAL CARRIED FORWARD                       (2,556,251)     (741,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock          1,274,029       356,000
Syndication costs                                    -          (21,400)
Proceeds from issuance of preferred stock,
  (net)                                           622,500       257,550
Proceeds from sale of minority interest
  Stock, (net)                                       -             -
Payments on related party debt                       -             -
Payments on capital lease obligations                -             (734)
Conversion of stock subscription to loan
  receivable                                         -           95,000
Proceeds from convertible debentures                 -             -
Payment on loans payable, (net)                   (31,000)      189,354
Due to/from officers                              294,055           129
Long term notes payable                           275,000          -
                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       2,436,584       875,899
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH                  (119,667)      134,156

CASH AT BEGINNING OF PERIOD                       162,921        28,765
                                              -----------   -----------
CASH AT END OF PERIOD                         $    43,254   $   162,921
                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                    $     5,825   $       704
                                              ===========   ===========
  Income taxes                                $     4,750   $     3,562
                                              ===========   ===========

Non-cash activities:
  Stock issued for notes and payables         $   104,340   $   529,290
  Stock issued for services
    and syndication costs                     $   742,832   $ 1,004,500
  Accounts payable converted to note payable  $    76,000          -
  Stock issued in exchange for NMI stock             -             -

    See Accountants' report and notes to consolidated financial statements.

                                    - 23 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI").
In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2002 also holds a 55 percent (55%) ownership interest in DTI and a 73 percent (73%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote O).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Minority interest represents the minority shareholders' interest of gains and losses and shareholders equity (deficit) in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2002 and 2001.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP').

INVENTORY:

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

PROMOTIONAL, MARKETING AND ADVERTISING COSTS

Promotional, marketing and advertising costs for the years ending June 30, 2002 and 2001 of $915,585 and $1,283, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $4,357 and $9,952 for the years ended June 30, 2002 and 2001, respectively.

INCOME TAXES:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax asset represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are recognized for net-operating losses that are available to offset future taxable income and tax credits available to offset future income taxes. A valuation allowance is provided against the deferred tax asset, where realization is uncertain.

USE OF ESTIMATES:

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates made by management.

                                    - 24 -
-------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a statement # 143 Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppels. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141.
The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company does not expect the adoption of this standard to have a significant impact on its financial statements. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

B.  ACQUISITIONS:

All acquisitions by the Company, since inception, have been accounted for under the pooling-of-interests method used in a business combination according to GAAP. (Note A).

Under the pooling-of-interests method, UTI's results of operations have been included in the consolidated results of operations since inception (December 3, 1993) and the assets and liabilities of the separate companies have been combined and recorded at their historical cost.

                                    - 25 -
-------------------------------------------------------------------------------

C.  FORMATION OF SUBSIDIARIES:

DIAGNOSTECH, INC.:

In September 1998, the Company incorporated DiagnosTech, Inc. (DTI). DTI was formed to develop and market clinical diagnostic products using immunology and molecular biologic technologies purchased from Amtech Scientific, Inc. (ATS) a company formerly owned and founded by a former officer of the Company. The Antisera inventory then valued at $1,550,000 was transferred to DTI from the Company in exchange for a promissory note of $500,000, 5,000,000 shares of DTI, and a royalty agreement whereby the Company would receive 50% of the gross profits made from the sale of Antisera inventory. Additionally, the Company capitalized DTI with 6,082,500 shares of its own common stock. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment, and scientific technology from ATS, which in total was valued at $1,072,313. This transaction was accounted for as an asset purchase according to GAAP. DTI received approximately $1,000,000 through a private placement of equity and an additional $600,000 in convertible debt.

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI received approximately $300,000 through a private placement.

Pursuant to the private placement, the Company granted NMI a license and rights to receive from the Company and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold.

Subsequent to year-end the Company negotiated for the purchase of the minority interest of NMI. (See Footnote O).

D.  INVENTORY:

Inventory as of June 30, 2002 and 2001 is comprised of the following:

                                         2002                2001
                                     ------------        ------------
Antisera at original value           $  4,150,579        $  4,150,579
Valuation reserve                      (4,150,579)         (4,150,579)
                                     ------------        ------------
Antisera products, net of reserve            -                   -
Healthcare products                       557,445              25,809
Contact lenses                                832                -
Raw materials                             152,224                -
                                     ------------        ------------
                                     $    710,501        $     25,809
                                     ============        ============

During fiscal year ending June 30, 2000, the Company, through its subsidiary DTI, entered into an agreement with Meridian Biosciences, Inc. to license its tuberculosis diagnostics test (the "TB Test") for $25,000 plus royalty payments. The Company, through its subsidiary, was to receive an eight percent royalty on the net sales of the product sold by Meridian. The Company was to also receive additional cash bonuses if certain sales figures were attained. Meridian never began marketing the TB Test. Subsequent to year-end the Company terminated its agreement with Meridian and is discussing the marketing, production, and sales prospects of the TB Test with another industry company. Because the Company no longer plans to produce and market the diagnostic test itself, the Company wrote off the remaining $454,165 balance of its diagnostics inventory during the year ended June 30, 2000.

In connection with the decision to license its diagnostic product, the Company also decided that the marketing of Antisera products no longer fits into the Company's long-range plan. The Company evaluated the A1ntisera inventory that it currently holds and believed that it is necessary to write off the entire remaining balance for the year ended June 30, 2001.

The Company has made the decision to indefinitely discontinue its MigraDaily product due to various market factors. The MigraDaily inventory was written down by approximately $114,000 to reflect this decision.

                                    - 26 -
-------------------------------------------------------------------------------

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

F.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of June 30, 2002 and 2001 consists of 250,000 and 997,200, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of 235,000 and 12,000 were exercised during the years ended June 30, 2002 and June 30, 2001, respectively. Options in the amount of 10,700 and 150,000 were issued during the year ended June 30, 2002 and 2001 respectively. Expired options and warrants consisted of 100,000 warrants and 9,000 options during the year ended June 30, 2002.

G.  PREFERRED STOCK:

During the year ended June 30, 2001 the Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 were issued. The Series C preferred carried a liquidation preference of $1,000 per share and each share, at the Company's option, was convertible into varying amounts of common stock at any time within two years from the date of issuance. Subsequent to the Company's reincorporation as a Delaware corporation, the Series C preferred was converted into 1,105 shares of Series A preferred issued by the Delaware corporation carrying the same rights and preferences as the Series C Preferred of the predecessor California corporation. Immediately following the reincorporation, the Company exercised its right to convert the new Series A preferred shares into common stock and retired the Series C Convertible Preferred Stock designation. In the aggregate, the Series C Preferred shares were converted into 4,797,845 shares of common stock.

                                    - 27 -
-------------------------------------------------------------------------------

H.  LOANS PAYABLE:

Loans payable as of June 30, 2002 and 2001 consist of the following:

                                              2002              2001
                                          ------------       ------------
     Loans payable to shareholders
     unsecured, with annual interest
     of 10 percent, due on demand.        $       -          $     97,236

     Loan payable to shareholder,
     unsecured, with annual interest
     of 10 percent, note holder has
     warrants with an exercise price
     of $0.20 per common share.                   -                29,060

     Loan payable to related parties,
     unsecured, with no annual interest,
     due upon demand.                             -                 7,000

     Loan payable to unrelated party,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                     60,000               -

     Loans payable to unrelated parties,
     unsecured, with annual interest
     varying from 8 to 18%.                     50,000             66,615

     Loans payable to various unrelated
     parties, unsecured, with one-time
     interest charge of 100%                    35,000            100,000
                                          ------------       ------------
                                          $    145,000       $    289,911
                                          ============       ============

During February 2001, the Company issued short-term promissory notes totaling $100,000. These notes carried an interest rate of 100%. These notes were for a term of four months and are considered past due. Management settled a majority of these notes and accrued interest with the issuance of restricted common stock. The Company does not plan to enter into transactions such as this in the future. The Company has settled most of the notes due and payable as of June 30, 2001 (less $35,000) with the settlement of restricted common stock. The Company has also negotiated the settlement of certain accounts payable with vendors in the form of unsecured promissory notes with annual interest of 8% and varying payment schedules. These settlements totaled $50,000 as of the year ending June 30, 2002. The Company also negotiated the settlement of accounts payable to the manufacturer of the Company's now discontinued product, MigraDaily. The note payable is secured by the MigraDaily inventory and the associated accounts receivable.

I.  LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2003. The Company's base rent under the lease is $4,904 per month. Office rent and incidental expense was $47,090 and $58,938 for the years ending June 30, 2002 and 2001, respectively. For the year ending June 30, 2001 rental expense is net of rental income of $11,250 from a sublease to an unrelated entity. The Company canceled its sublease agreement with this entity early in fiscal year ending June 30, 2002. Future minimum lease payments as of June 30, 2002 is:

                                                        Operating
     Year Ending June 30,                                 Lease
     --------------------                             ------------
             2002                                     $     51,396
                                                      ------------
     Total minimum lease payments                     $     51,396
                                                      ============

J.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering totaling $4,000,000. Each debenture is convertible into common stock of DTI at $1.25 a share. A total of $571,000 was received from this offering. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of June 30, 2002 accrued interest on the convertible debentures is $46,195.

K.  NOTES PAYABLE:

During the year ended June 30, 2002 the Company conducted a Private Placement, which included the sale of equity/debt units. Pursuant to the stated terms of the offering, if an investor purchased a note for $100,000 face value such investor would also have the right to purchase shares of restricted common stock for $.01 per share in an amount equal to; $50,000 divided by the closing share price as of the closing date of the transaction (for example, $50,000 divided by $.10 per share = 500,000 shares X $.01 =$5,000). The Notes accrue interest at 10 percent per year compounded semi-annually until December 1, 2002, have a cash interest payment due on June 1, 2003 and mature on June 1, 2004. As of June 30, 2002 accrued interest on the Notes is $ 11,623. The Notes as of June 30, 2002 totaled $275,000, with approximately 662,000 shares of common stock being issued at a price of $0.01 per share pursuant to the terms of the Units.

                                    - 28 -
-------------------------------------------------------------------------------

L.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                          June 30, 2002       June 30, 2001
                                          ------------        ------------
     Current income taxes                 $      4,000        $      3,562
     Deferred income taxes                ------------        ------------
     Provision for income taxes           $      4,000        $      3,562
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,486,346
     Valuation allowance                    (5,486,346)
                                          ------------
     Net deferred tax asset               $       -
                                          ============

As of June 30, 2002, the Company had net operating loss carry-forwards totaling approximately $14,067,554 for federal and $7,032,625 for state, before any limitations. The carry-forwards expire through 2021 for federal and 2006 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

M.  CONTINGENT LIABILITIES:

The Company has received a demand letter from Danka Industries, Inc. (the sublessor of the warehouse facility) demanding payment on its sublease; however, the Company believes that a cause of action may exist against Danka for breach of contract under the sublease and, thus, the Company is evaluating whether it is liable for damages under the sublease. The sublessor has executed a new sublease for the warehouse facility with an alternative sublessee, and the Company is in negotiations with Danka to settle any remaining claims between the parties.

The Company has made an estimate of the likely costs attributable to such action and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of such liability, if any, under this dispute; however, in the opinion of the Company, the disposition of this dispute will not adversely affect the consolidated financial statements of the Company to a material extent.

N.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. No customer accounted for more than 10% of net sales for the year ending June 30, 2002. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product. The loss of this single product market could cause severe damage to the Company's financial future.

O.  SUBSEQUENT EVENTS

The Company subsequent to year-end negotiated the purchase of most of the remaining interest of one of its subsidiaries, NMI, at an average price of three shares of Company restricted common stock for each share of the subsidiary. Total cost to the Company based on the fair market value of the Company's common stock on the date of settlement was $128,098. The net effect of the purchase of the remaining portion of the outstanding shares of the subsidiary will be recognized during the first quarter of fiscal year 2003.

P.  GOING CONCERN:

To date the Company has had limited sales due to the early stage of its efforts to transition into the marketing and distribution of its products. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company's plans to address its going concern issues, include:

* Increasing sales of its products through national distribution channels and through direct marketing to consumers;
*  Raising capital through the sale of debt and/or equity securities;
   and,
* Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $3,956,653 in the aggregate.

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date. The Company believes its ability to build upon the current sales levels is enhanced by (i) the efficacy of its migraine product, MIGRASPRAY, as demonstrated by recent clinical trial results, (ii) the addition of new management, (iii) the continued outsourcing of its manufacturing, distribution and marketing functions, and (iv) continued growth of it's distribution platform.

                                    - 29 -
-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

        Name               Age                      Position
-------------------        ---     --------------------------------------------

James R. Arabia             45     Chairman, President, and
                                   Chief Executive Officer

Donald Brucker, O.D.        69     Director, and Senior Vice President
                                   of Research and Development

Robert T. Malasek           34     Treasurer, and Chief Financial Officer

David A. Gotz               52     Director

Timothy R. Scott, PhD.      50     Director

Timothy J. Connor           44     Director

Jason J. Belice, Esq.       33     Secretary


JAMES R. ARABIA

Mr. Arabia assumed the role of Chairman of the Board of Directors in January 2002, and became President and Chief Executive Officer of the Company during September 2001. From February 1997 through June 2000, Mr. Arabia served as Chairman, Chief Executive Officer and President of ICH Corporation, an American Stock Exchange listed company. During Mr. Arabia's tenure, ICH grew from a non-operational company to becoming the parent company of various subsidiaries that owned and operated 265 fast food and family dining restaurants, generating approximately $245 million in revenues and employing approximately 7,800 people. From 1982 through 1997, Mr. Arabia provided financial advisory and investment banking services to a variety of private clients.

DONALD BRUCKER, O.D.

Dr. Brucker a founder of the Company, currently serves as director and Executive Vice President of Research and Development. From inception until September 2001, Dr. Brucker served as Chairman of the Board of Directors. From inception until October 2000 Dr. Brucker served as Chief Executive Officer. From October 2000 through July 2001 Dr Brucker served as Co-Chief Executive with Mr. Timothy Connor. Dr. Brucker has over 40 years of experience in the medical industry. He was founder and Chief Executive Officer of Continuous Curve Contact Lenses, Inc. (at one time the second largest manufacturer of contact lens products). During Dr. Brucker's tenure, Continuous Curve conducted an initial public offering and was later sold to Revlon for more than $100,000,000. Subsequent to the sale to Revlon, Dr. Brucker served as President of Revlon Vision Care, subsidiary. From 1981 to 1982, Dr. Brucker served as Chief Executive Officer of Dura Pharmaceuticals (fka Immunotech Pharmaceuticals). From 1982 to 1989 Dr. Brucker provided consulting services to a number of healthcare and medical device companies in the Southern California region. Dr. Brucker has been instrumental in obtaining one of the first HIV diagnostic FDA approvals in the United States. Dr. Brucker graduated from the University of California, Berkeley.

DAVID A. GOTZ

Mr. Gotz has served on the Board of Directors since September 2001. From February 1999 to June 2000, Mr. Gotz served as member of the Board of Directors of ICH Corporation, and as a member of ICH's compensation and audit committees. Since 1982, Mr. Gotz has been employed by M.L. Stern & Company, Inc., a securities broker\dealer, where he currently holds the position of First Vice President. Mr. Gotz has also served on the Kemper Executive Council Advisory Board, a 17-member panel of financial representatives selected by the senior management of Scudder Kemper Investments, Inc. to help shape investment policy, marketing and advertising initiatives.

TIMOTHY R. SCOTT, PHD

Dr. Scott has served on the Board of Directors since September 2001. From April 1998 to June 2000, Dr. Scott served as a member of the Board of Directors of ICH Corporation, and as a member of ICH's compensation committee. Dr. Scott also serves as President and Senior Pastor of a 1,200-member church located in San Diego, California and hosts a radio talk show called "Dr. Scott Live." Dr. Scott received his Ph.D. in theology from Christian University in 1981, and served as a professor of philosophy and religion at Pacific International College from 1981 to 1985.

Timothy J. Connor

Mr. Connor was Chairman of the Board of Directors from September 2001 through December 2001. From August 2000 through to date, Mr. Connor has served as a director of the Company. From October 2000 through July 2001, Mr. Connor served as Co-Chief Executive Officer with Dr. Brucker and from July 2001 through September 2001 Mr. Connor served as sole President and Chief Executive Officer of the Company. Prior to his roles as an officer with the Company, Mr. Connor provided consulting services to NatureWell. From 1991 to 2000 Mr. Connor provided financial advisory services at a securities firm located in Southern California. Mr. Connor currently provides services to the Company as an outside consultant.


All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Both Mr. Gotz and Dr. Scott are Class 1 Directors, Dr. Brucker are Class 2 Director, and Mr. Arabia is a Class 3 Director.

                                    - 30 -
-------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2002.

                          SUMMARY COMPENSATION TABLE
                                   Annual Compensation                    Long-term Compensation
                       --------------------------------------------  --------------------------------
Name and               Fiscal                                          Stock                Founders
Principal Position     Year     Salary       Bonus       Other         Awards     Warrants  Stock DTI
-------------------    -----  -----------  ----------  ------------  -----------  --------  ---------
James R. Arabia        2001   $168,750(1)  162,000(1)  31,500(1)(2)      -            -          -
Chief Executive        2000       -           -          -               -            -          -
Officer                1999       -           -          -               -            -          -

Donald Brucker         2001   $175,000(1)     -          -               -            -          -
Sr. VP of R&D          2000     54,000        -          -               -            -          -
(Former position)      1999     96,000        -          -               -   (3)      -          -

Ken J. Yonika, CPA     2001       -           -      $128,600(4)         -            -          -
Former Chief           2000       -           -      $ 30,000(4)      $40,000(5)      -          -
Financial Officer      1999       -           -          -               -            -          -

Jason J. Belice, Esq.  2001    $70,909(6)     -      $  4,457(6)         -            -          -
Genral Counsel and     2000       -           -          -               -            -          -
VP of Business Affairs 1999       -           -          -               -            -          -
(former position)

----------------
(1)  Acrrued, not paid in cash(see "Employment Contracts").

(2) Includes $22,500 of accrued consulting fees (pursuant to Mr. Arabia's consulting fee during the first quarter of fiscal year 2001) and $9,000 of accrued auto allowance expense.

(3) Does not include 1,000,000 shares issued as compensation for services performed as a director in the year ended June 30, 2000. Compensation for this period was earned as Chief Executive Officer.

(4) Includes $100,000 in common stock (417,000 shares) issued for services, $25,000 of accrued salary expense pursuant to Mr. Yonika's employment, and $3,600 of accrued auto allowance.

(5) The Company issued 2,000,000 restricted shares of common stock to Mr. Yonika as a retention/recruiting bonus during the year ended
     June 30, 2001. The share issuance and valuation was based upon a fair market value of $0.02 per share (see "Employment Contracts").

(6)  Includes $70,909 in salary and $4,457 in other compensation.
     These amounts were earned as General Counsel and Vice President of Business Affairs during Mr. Belice's tenure at the Company. Mr. Belice currently acts as consultant and Secretary for the Company.

                                    - 31 -
-------------------------------------------------------------------------------

Option Grants

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR
                                                                    Individual
                             Realized                                 Grants
                              Assumed                               % if Total                Potential
                               Rates                   Number of     Options                   Value of
                             of Stock                  Securities   Granted to    Exercise      Annual
                           Appreciation                Underlying    Employees       or         Price
                               for         Options     in Fiscal       Base      Expiration     Option
                           Term 10%($)    Granted(#)      Year      Price($/SH)     Date        5%($)
                           ------------   ----------   ----------   ----------   ----------   ----------
James R. Arabia       (1)    $    -       $    -          0.0%      $    -          N/A       $    -
Jason J. Belice, Esq. (1)    $    -       $    -          0.0%      $    -          N/A       $    -
Robert T. Malasek     (1)    $    -       $    -          0.0%      $    -          N/A       $    -
Donald Brucker O.D.   (1)    $    -       $    -          0.0%      $    -          N/A       $    -

--------------
(1) There were no option grants during the year ending June 30, 2002 or subsequent to year-end. The Company does not have an established option plan available to its employees.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES
                                 Number of Securities           Value of Unexercised
                                Underlying Unexercised          In-the-Money Options
                            Options at Fiscal Year-End (#)     at Fiscal Year-End ($)
                            -----------------------------   -----------------------------
       Name                  Exercisable    Unexercisable    Exercisable    Unexercisable
-------------------------   -------------   -------------   -------------   -------------
James R. Arabia       (1)         -               -               -               -
Jason J. Belice, Esq. (1)         -               -               -               -
Robert T. Malasek     (1)         -               -               -               -
Donald Brucker O.D.   (1)         -               -               -               -

--------------
(1)  There were no options being held by any Named Executive Officer.

                                    - 32 -
-------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

(1) There were no options held by any Named Executive Officer. The Company does not have an established option plan available to its employees.

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.
                            FISCAL
                             YEAR                                      $ VALUE OF
         NAME (1)           ISSUED    Director fees    # OF SHARES        GRANT
   ---------------------    ------    -------------    ------------    -----------
   Timothy J. Connor         2001          -                -                -
                             2000          -           1,500,000(2)     $  75,000

   David A. Gotz             2001      $ 11,250(3)          -                -
                             2000          -                -                -

   Timothy R. Scott, PhD     2001      $ 11,250(3)          -                -
                             2000          -                -                -

----------
(1) Directors who are also executives of the Company are not listed in the above table. They do not receive compensation as directors. Refer to the Summary Compensation Table for information concerning their compensation.

(2) Includes 1,500,000 shares issued to Mr. Connor as payment for his services as a consultant and director of the Company through December 31, 2000. The shares were issued as S-8 common stock.

(3)  Accrued director fees (not paid in cash, accruing at 8% interest).

                                    - 33 -
-------------------------------------------------------------------------------

EMPLOYMENT CONTRACTS

Beginning in September of 2001 the Board of Directors began an evaluation of all executive compensation and employment contracts and agreements. As part of the evaluation it was recognized that key executives are not being paid cash compensation and that such executives have skills and abilities that are critically needed by the Company and valuable in the marketplace. As a result of such evaluation the following employment contracts and agreements were adopted, replacing and superceding all previous contracts and agreements:

James R. Arabia, Chairman, President, and Chief Executive Officer, - Mr. Arabia has not received any cash compensation since he began with the Company in August of 2001 through the date of this report (Mr. Arabia was a consultant for the Company from August until September 24, 2001, when he became Chief Executive Officer). Under previous agreements between Mr. Arabia and the Company, Mr. Arabia was entitled to (i) a $225,000 base salary, (ii) a target bonus of 50% of base salary, (iii) a $12,000 annual auto allowance,
(iii) fully paid medical benefits, including uninsured procedures and deductibles, (iv) four weeks of paid vacation, (v) the right to purchase 6,750,000 shares of the Company's common stock at 50% of the lowest market price within 30 days after entering into his employment agreement with the Company ($.095 per share) using a promissory note as payment for the shares,
(vi) forgiveness of the promissory note after three years of continuous employment (pro-rata forgiveness if Mr. Arabia was terminated for "cause' or if he terminated his employment with the Company without "good reason"), and (vii) a "gross up" of all tax consequences associated with forgiveness of the Promissory Note so that after the gross up there would be no tax consequences to Mr. Arabia (an estimated cost of over $600,000 to the Company after three years).

In recognition of Mr. Arabia's (i) services to the Company, (ii) willingness to accrue unpaid salary, consulting fees, bonuses and benefits, (iii) willingness to accept securities issued by the Company in lieu of cash for his services ($246,533), (iii) ability to earn substantially more lucrative current compensation as Chief Executive Officer for other companies, (iv) having lent money to the Company ($313,467), (v) unwillingness to continue as Chief Executive Officer of the Company under his previous employment terms described above, (vi) critical importance to the Company, and (vii) ability to retain certain valuable employees and consultants as well as the Company's belief that it is severely constrained to recruit a replacement Chief Executive Officer should Mr. Arabia leave the Company; the Board of Directors believed that it was in the Company's best interests to adopt the following benefits for Mr. Arabia:

A three-year "evergreen" employment contract beginning August 1, 2002 with base compensation of $350,000 annually and a guaranteed annual bonus of $180,000 per year for three years, (thereafter at the discretion of the Board of Directors) beginning with the first bonus payment on August 1, 2002 for the previous year of employment/consulting ($160,000 of the bonus is being accrued and the balance was paid through the issuance of securities) along with other benefits including an auto allowance, medical benefits and paid vacation (Mr. Arabia has not taken any vacation time while working for the Company) identical to his previous employment contract. As part of the renegotiation it was determined that Mr. Arabia would purchase 6,750,000 shares of restricted common shares as of October 19, 2001 for $.0475 per share (the previous arrangement to purchase
6.75 million shares at $.095 per share was rescinded) using a secured promissory note (the "Secured Promissory Note"). The Secured Promissory Note is fully secured (the original promissory note that Mr. Arabia was permitted to issue for the share purchase was to be limited recourse), accrues interest at a rate of 4.59% per annum, matures on August 15, 2004, and does not contain any provision for forgiveness, except following a change of control as defined in Mr. Arabia's employment agreement (the original share purchase agreement provided for the complete forgiveness of the limited recourse promissory note including a "gross up" provision to offset any tax consequences incurred by Mr. Arabia related to such forgiveness, at a cost of approximately $600,000 to the Company). The Company has the right to repurchase the 6,750,000 shares at a price of $.0475 per share (a provision that did not exist under the original arrangement), pro-rata based upon length of employment served, if Mr. Arabia does not remain in the continuous employ of the Company until August 1, 2004 (unless due to death, termination without cause or termination with good reason).

Donald Brucker, Senior Vice President of R&D - Dr. Brucker has not received any cash compensation since the period ending June 30, 2001 through the date of this report. On April 28, 2001 the Company granted Dr. Brucker 5,000,000 shares of restricted common stock as an inducement for Dr. Brucker to continue working for the Company. Additionally, Dr. Brucker was given an employment agreement providing him with a base salary of $200,000 for three years, plus target bonus of 50% of base salary, auto allowance and medical benefits. Pursuant to this and other previous employment arrangements the Company had accrued $335,423 of salary and benefits owed to Dr, Brucker as of October 1, 2002. However, Dr. Brucker voluntarily agreed to (i) waive all accrued salary and benefits owed to him over the amount of $175,000 (a $160,423 savings for the Company), (ii) accept a new three-year evergreen employment agreement with a base salary of $175,000 (which includes provisions for the Company to make payments under the agreement in a form other than cash), and (iii) purchase the 5,000,000 shares originally granted to him in April, 2001 at a price of $.02 per share using a secured promissory note. The secured promissory note is fully secured, accrues interest at a rate of 4.94% per annum, matures on August 15, 2004, and does not contain any provision for forgiveness (except following a change of control as defined in Mr. Brucker's employment agreement). The Company has the right to repurchase the 5,000,000 shares at a price of $.02 per share, pro-rata based upon length of employment served, if Mr. Brucker does not remain in the continuous employ of the Company until August 15, 2004 (unless due to death, termination without cause or termination with good reason).

Timothy J. Connor, consultant (former Chief Executive Officer [and director]) - Mr. Connor has not received any cash compensation since the period ending
June 30, 2001 through the date of this report. On April 28, 2001 the Company granted Mr. Connor 5,000,000 shares of restricted common stock as an inducement for Mr. Connor to continue working for the Company. Additionally, Mr. Connor was given an employment agreement providing him with a base salary of $250,000 for three years. Pursuant to these and other previous employment arrangements the Company had accrued $443,964 of salary and benefits owed to Mr. Connor as of October 1, 2002. However, Mr. Connor has voluntarily agreed to (i) waive all accrued salary and benefits owed to him over an amount of $175,000 (a $268,964 savings for the Company), (ii) accept a new three-year evergreen consulting agreement with base compensation of $100,000 (which includes provisions for the Company to make payments under the agreement in a form other than cash), and
(iii) purchase the 5,000,000 shares originally granted to him in April 1, 2001 at a price of $.02 per share using a secured promissory note. The secured promissory note is fully secured, accrues interest at a rate of 4.94% per annum, matures on August 15, 2004, and does not contain any provision for forgiveness (except following a change of control as defined in Mr. Connor's consulting agreement). The Company has the right to repurchase the 5,000,000 shares at a price of $.02 per share, pro-rata based upon length of service as a consultant, if Mr. Connor does not remain in continuous consultancy for the Company until August 15, 2004 (unless due to death, termination without cause or termination with good reason).

Kenneth Yonika, Chief Financial Officer - Mr. Yonika did not received any cash compensation since he began with the Company in April of 2001 through to the date of departure (October 14, 2002. On April 28, 2001 the Company granted
Mr. Yonika 2,000,000 shares of restricted common stock as an inducement for Mr. Yonika to work for the Company. Additionally, the Company was to pay
Mr. Yonika a base salary of $120,000 per annum for the period April 2001 through October 2001 and $180,000 per annum for the period November 2001 through October 2002 (a total of $255,000 of accrued salary through October 1, 2002). Mr. Yonika elected to accept securities issued by the Company in lieu of any cash compensation pursuant to these or any other arrangements with the Company. Mr. Yonika has agreed that the 2,000,000 shares granted to him in April 2001 along with an additional 3,000,000 shares granted to him on July 18, 2002, valued at $100,000 in the aggregate, along with accrued salary of $50,000, serves as full payment for all services rendered by Mr. Yonika to the Company through October 14, 2002 (a savings of $105,000 for the Company). The Company has agreed to pay Mr. Yonika the $50,000 of past accrued salary, including interest of 8%, beginning on October 15, 2003 amortized over 12 months at 8% interest.

Jason J. Belice, consultant, Secretary (former General Counsel and VP of Business Affairs) - On July 10, 2002 the Company and Mr. Belice reached an agreement whereby Mr. Belice would return to the law firm of Baker & McKenzie (the Company's outside corporate counsel) and would continue to act as a business consultant for the Company beginning September 1, 2002. Pursuant to the terms of the consulting arrangement, (i) Mr. Belice received a bonus of $10,000 (which is accrued) and is paid a monthly retainer of $2,250 as follows; $500 cash and $1,750 in either cash or stock (at the sole discretion of the Company) in return for 30 hours per month of consulting time ($100 per hour for any time exceeding 30 hours), and (ii) on July 18, 2002 Mr. Belice purchased 1,750,000 restricted common shares from the Company pursuant to a secured promissory note for $35,000. The secured promissory note is fully secured, accrues interest at the rate of 4.60% per annum, matures on July 18, 2005 and does not contain any forgiveness provisions. The Company has the right to repurchase the 1,750,000 shares at a price of $.02 per share, pro-rata based upon length of service as a consultant, if Mr. Belice does not remain in continuous consultancy for the Company until July 1, 2005 (unless due to death, termination without cause or termination with good reason).

As a result of the new contracts and agreements negotiated with the Company's five executives (including former executives) named above the Company estimates that for the fiscal years 2001, 2002 and 2003 it will realize a savings of approximately $2,300,000, in the aggregate, in executive compensation and benefits assuming; (i) that the previous employment contracts and agreements had remained the same through June 30, 2004, and (ii) that the current employment contracts and agreements are not changed or modified between the date of this report and June 30, 2004.

                                    - 34 -
-------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2002 (assuming the exercise of options, issuance of stock grants, the issuance of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's executive officers named in the Summary
Compensation Table above, and (iv) all directors and officers of the Company as a group.  Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable.  Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership are 105,868,290
(which includes 1,250,000 shares of common stock underlying 50 shares of preferred stock).
         Name and Address                 Amount     Percent
     ------------------------          ----------    -------
     James R. Arabia (1)(2)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                18,190,096     17.2%

     Donald Brucker, O.D. (1)(3)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 8,520,903      8.0%

     Jason J. Belice, Esq. (1)(4)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 1,750,000      1.7%

     Kenneth J. Yonika, CPA (1)(5)
                                        6,261,937      5.9%

     Timothy R. Scott, PhD (1)(6)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   750,000      0.7%

     David A. Gotz (1)(7)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   750,000      0.7%

     Timothy J. Connor (1)(8)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 7,000,000      6.6%

     Alan Udin (1)(9)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 3,100,000      2.9%

All directors former and current and
executive officers as a group
(seven individuals)                    46,322,936     43.7%
                                       ==========    =======

(1) The shares are subject to a Voting Agreement that expires on December 1, 2007. Pursuant to the Agreement all such shares must vote in accordance with the recommendations of the Board of Directors on all matters submitted to the shareholders for a vote.

(2) Includes 6,750,000 restricted shares of common stock purchased by Mr. Arabia from the Company for $320,625 using a Secured Promissory Note, 50 shares of Series B Convertible Preferred Stock purchased by Mr. Arabia for $50,000 of services rendered, which converts into 1,250,000 restricted shares of common stock,(see Item 12. "PREFERRED STOCK"), and 10,190,096 restricted shares of common stock purchased by Mr. Arabia with cash and services rendered as part of the transaction described below. Does not include 709,904 shares and 1,850,000 shares transferred to Messrs. Brucker and Udin, respectively described below. On September 13, 2002, Mr. Arabia purchased 12,750,000 restricted shares of common stock and a senior secured note ($362,500 face value) for cash of $313,467 (previously loaned to the Company) and $196,533 of services rendered ($510,000 total).
     Of the 12,750,000 shares, Mr. Arabia owns 10,190,096 shares;
     709,904 shares were apportioned to Mr. Brucker and 1,850,000 shares to Mr. Udin because these individuals loaned Mr. Arabia approximately $102,396 of the $510,000 of cash and services that he provided to the Company (Mr. Arabia also guarantees repayment of $76,797, in the aggregate, to Messrs. Brucker and Udin).

(3) Includes 500,000 shares owned of record by A.K. Trust, for which Dr. Brucker claims beneficial interest and 709,904 shares received by Dr. Brucker from Mr. Arabia pursuant to the terms of an arrangement between the parties described in footnote (2) above. Also includes 5,000,000 restricted shares of common stock purchased by Dr. Brucker from the Company for $100,000 using a Secured Promissory Note and 1,063,830 restricted shares purchased by Dr. Brucker for $50,000 pursuant to the Company's Private Placement and 121,951 restricted shares purchased by Dr. Brucker for $5,000 services rendered.

(4) Includes 1,750,000 restricted shares of common stock purchased by Mr. Belice from the Company for $35,000 using a Secured Promissory Note.

(5) All shares listed are owned of record by Pacific Crest Management of which Mr. Yonika is a principal. Mr. Yonika claims direct beneficial ownership of these shares pursuant to employment arrangements with Pacific Crest. Includes 5,567,000 restricted shares of common stock purchased by Pacific Crest with services rendered, and 694,937 restricted shares purchased by Pacific Crest for $100,000 pursuant to the Company's Private Placement.

(6) Includes 750,000 restricted shares of common stock purchased by Dr. Scott from the Company for $15,000 using a Secured Promissory Note.

(7) Includes 750,000 restricted shares of common stock purchased by Mr. Gotz from the Company for $15,000 using a Secured Promissory Note.

(8) Includes 5,000,000 restricted shares of common stock purchased by Mr. Connor from the Company using a Secured Promissory Note in the amount of $100,000 and 2,000,000 restrcited shares purchased by Mr. Connor for $77,778 (previously loaned to the Company). Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaims beneficial ownership.

(9) Includes 250,000 restricted shares of common stock purchased by Mr. Udin for $25,000 pursuant to the Company's Private Placement, 1,000,000 restricted shares purchased from the Company for $20,000 using a secured promissory note and 1,850,000 restricted shares apportioned to Mr. Udin by Mr. Arabia as part of arrangements between the two parties described in footnote (2) above.

                                    - 35 -
-------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 6, 2001, the Company repaid a portion of its outstanding obligation and loan amount from Mr. Timothy Connor, then Chief Executive Officer, in the amount of $11,000. During the proceeding two months Mr. Connor received approximately $33,000 in cash payments towards his outstanding obligation and loan amount to the Company. The outstanding obligation and loan amount was zero after these payments to Mr. Connor.

On September 13, 2001, the Company received $40,000 in the form of a short-term loan from Mr. Timothy Connor then a member of the Board of Directors. The Company then received another $20,000 in funds from Mr. Connor prior to September 30th. During the month of September and October the Company repaid Mr. Connor $17,000 in cash and retired certain payables due to the Company from Mr. Connor. Mr. Connor as of year-end does not have an obligation owed to him by the Company for these short-term loans.

On October 19, 2001 James R. Arabia, Chairman, President, and Chief Executive Officer, for the Company, purchased 6,750,00 restricted shares of common stock for $320,625 using a Secured Promissory Note.

On October 19, 2001, Alan S. Udin, Vice President of Operations for the Company, purchased 250,000 shares of restricted common stock from the Company for $25,000 pursuant to the Private Placement.

On November 13, 2001, the Company issued 327,500 restricted shares of common stock to an affiliate of Mr. Kenneth Yonika, former Chief Financial Officer of the Company. The shares were issued pursuant to an account payable with a value of $35,000.

On December 12, 2001, Mr. Kenneth Yonika, former Chief Financial Officer of the Company, purchased 417,000 restricted shares of common stock for $100,000 pursuant to the Private Placement.

On January 17, 2002, Mr. Kenneth Yonika, former Chief Financial Officer of the Company, purchased 411,184 restricted shares of common stock for $62,500 pursuant to the Private Placement.

On February 11, 2002, Mr. Kenneth Yonika, former Chief Financial Officer of the Company, purchased 283,753 restricted shares of common stock for $37,500 pursuant to the Private Placement.

On June 11, 2002, Dr. Don Brucker, Senior Vice President of R&D, purchased 1,063,830 restricted shares of common stock for $50,000 pursuant to the Private Placement.

On July 3, 2002, Dr. Don Brucker, Senior Vice President of R&D, purchased 121,951 restricted shares of common stock for $5,000 of services rendered.

On September 13, 2002, James R. Arabia, Chairman, President, and Chief Executive Officer, for the Company, purchased 12,750,000 shares of restricted common stock and a senior secured note ($362,500 face value) for $510,000 (in cash $313,467, previously loaned to the Company and services of $196,533).

On October 10, 2002, James R. Arabia, Chairman, President, and Chief Executive Officer, for the Company, purchased 50 shares of Series B Convertible Preferred Stock, $1,000 liquidation preference, for $50,000 of services rendered (see "PREFERRED STOCK" below for description).

In the Company's 10KSB for the year ended June 30, 2001 it was disclosed that 1,200,000 shares of common stock were to be issued to Mr. Russ Mitchell for past services performed pursuant to an exclusive marketing agreement that was still being negotiated at the time of the disclosure. However, pursuant to the final terms of the agreement, Mr. Mitchell would have had the opportunity to purchase the 1,200,000 shares using a promissory note as payment. Mr. Mitchell never exercised his rights pursuant to the negotiated agreement and, in the opinion of the Company, such right has become null and void as a result of Mitchell Health Technologies termination. It was also disclosed that an additional 300,000 shares were to have been issued to Mr. James Higgins, Executive Vice President of Mitchell health Technologies, under the same terms as the Mitchell shares. The right to purchase the 300,000 shares has also been rendered null and void.

The Company during July 2002 issued 1,050,000 unrestricted shares of common stock and 350,000 restricted shares of common stock to Mr. Steve Roberts, a former officer and director of the Company, as full and final settlement of its litigation with Mr. Roberts. In addition, Mr. Roberts received other payments pursuant to the release and settlement that were partially directed to his legal counsel, Mr. William Skolnik. Both parties have sealed the complete details of the release and settlement agreement.

                                    - 36 -
-------------------------------------------------------------------------------

PREFERRED STOCK

During the year ended June 30, 2001 the Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 were issued. The Series C Preferred carried a liquidation preference of $1,000 per share and each share, at the Company's option, was convertible into varying amounts of common stock at any time within two years from the date of issuance. Subsequent to the Company's reincorporation to a Delaware corporation, the Series C Preferred was converted into 1,105 shares of Series A Preferred issued by the Delaware corporation carrying the same rights and preferences as the Series C Preferred of the predecessor California corporation. Immediately following the reincorporation, the Company exercised its right to convert the new Series A Preferred shares into common stock and retired the Series A Convertible Preferred Stock designation. In the aggregate, the Series A Preferred shares were converted into 4,797,845 shares of common stock.

The Company as of the date of this report has 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock outstanding. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia, Chairman, President, And Chief Executive Officer, for the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The Company has the right to either repurchase (all or none) or force conversion of the Series B Preferred (Mr. Arabia has the right to either accept payment or convert the Series B Preferred upon receiving notice from the Company of its intent to repurchase) within twelve (12) months of the issuance of the Series B Convertible Preferred (October 10, 2002) if (i) all debt, including all accrued salary and bonuses, plus interest, that the Company owes to Mr. Arabia has been paid as of the date of repurchase or forced conversion (this includes the repurchase of any securities issued to Mr. Arabia in lieu of payments under his current, former or any future employment agreement), and (ii) any payment of severance due to Mr. Arabia pursuant to his employment contract is paid concurrent with either the repurchase or forced conversion of the Series B Preferred if the repurchase/conversion is being done as part of an acquisition, recapitalization, restructuring, or any other event involving the Company that results in Mr. Arabia's termination.

SHARES ELIGIBLE FOR FUTURE SALE

Of the 104,618,290 shares outstanding (or 105,868,290 shares if you take the dilutive effect of the preferred stock outstanding) as of September 28, 2002, 37,585,185 are eligible for resale in the public markets. Of these eligible shares, 8,777,008 shares are eligible for resale in the public markets subject to compliance with the volume limitations and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 1,482,376 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially own restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in the Company's common stock during the four calendar weeks preceding the sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about our company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, are entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above.

An additional 1,166,240 shares will be eligible for resale in the public markets during the quarter ending December 31, 2002. 7,781,888 shares will be eligible for resale in the public markets during the quarter ending March 31, 2003. 5,972,493 shares will be eligible for resale in the public markets during the quarter ending June 30, 2003. All of these shares will be eligible for resale in the public markets subject to compliance with the volume limitations and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended.


ITEM 13(a).  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

     (a)  The following documents are filed as part of this report:

          1. Financial Statements, as set forth on the attached index to Financial Statements.

          2.   Exhibits, as set forth on the attached Exhibit Index.


ITEM 13(b).  REPORTS ON FORM 8-K

The Company filed a Form 8-K on July 27, 2001 announcing the termination of the prior accounting firm and the appointment of new independent auditors of the Company. The Company has also filed amended Form 8-K/A on March 13, 2002 and July 29, 2002 addressing corrections and response to items required by the Form and Securities and Exchange Commission.

                                    - 37 -
-------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 15, 2002                     NATUREWELL, INCORPORATED

                                       By:  /S/ Robert Malasek
                                            ------------------
                                            Robert T. Malasek
                                            Chief Financial Officer



          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Title                        Date

/S/ James Arabia
-------------------
James R. Arabia             Chief Executive Officer        October 15, 2002
                            and Chairman of the Board


/S/ Robert Malasek
-------------------
Robert T. Malasek           Treasurer, and Chief            October 15, 2002
                            Financial Officer



                                    - 38 -
-------------------------------------------------------------------------------

                                 EXHIBIT INDEX
EXHIBIT
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

  2.1*             NatureWell, Inc. Consent Solicitation/Information Statement

  3.1** Registrant's Articles of Incorporation (under its former name, Women's Healthcare Centers of America, Inc.).

  3.2** Certificate of Amendment of the Articles of Incorporation of Women's Healthcare Centers of America, Inc.

  3.3** Certificate of Amendment of the Articles of Incorporation of Chemical Dependency Healthcare, Inc.

  3.4**            Registrant's Bylaws.

  3.5**            Specimen Stock Certificate.

  3.6*** Certificate of Amendment of Articles of Incorporation, dated June 26, 1996

  3.7***** Certificate of Amendment of Articles of Incorporation, dated May 16, 2000

  4.1****          1996 Incentive Stock Bonus and Option.

  4.3*****         2000 Incentive Stock Bonus and Option Plan

  4.4*****         Form of Stock Option Agreement

 10.4*             Morgan & Sampson, Inc. Distribution Service Agreement

 10.5*             Sub-Lease Agreement - 7855 Ivanhoe Lease Agreement

 10.6              Employment Agreement for James R. Arabia.

 10.7              Employment Agreement for Donald Brucker.

 10.8              Consulting Agreement for Timothy J. Connor.

 10.9              Senior Note dated October 5, 2002 in the amount of
                   $362,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

 10.10 Security Agreement for Senior Note dated October 5, 2002 in the amount of $362,500 between NatureWell, Incorporated
                   ("Debtor") and James R. Arabia ("Holder").

 10.11            Stock Issuance Agreement for James R. Arabia with Exhibit A
                  ("Stock Purchase Agreement"), Exhibit B ("Promissory
                   Note") and Exhibit C ("Security Agreement").

 10.12            Stock Issuance Agreement for Donald Brucker with Exhibit A
                 ("Stock Purchase Agreement"), Exhibit B ("Promissory Note")
                  and Exhibit C ("Security Agreement").

 10.13            Stock Issuance Agreement for Timothy J. Connor with Exhibit A
                  "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.14            Stock Issuance Agreement for Timothy R. Scott with Exhibit A
                  ("Promissory Note") and Exhibit B ("Security Agreement").

 10.15            Stock Issuance Agreement for David A. Gotz with Exhibit A
                  ("Promissory Note") and Exhibit B ("Security Agreement").

 10.16            Stock Issuance Agreement for Jason J. Belice with Exhibit A
                 ("Stock Purchase Agreement"), Exhibit B ("Promissory Note")
                  and Exhibit C ("Security Agreement").

 10.17            Stock Issuance Agreement for Alan S. Udin with Exhibit A
                 ("Stock Purchase Agreement"), Exhibit B ("Promissory Note")
                  and Exhibit C ("Security Agreement").

 21.1*             Subsidiaries of the Company

 99.1              Certification Pursuant to section 906 of the Sarbanes-Oxley
                   Act of 2002

------------------------

* Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

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

                                    - 39 -
-------------------------------------------------------------------------------