Form 10QSB
period 2002-09-30
NATUREWELL INC
filed 2002-11-19
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2002

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from _______ to _______


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 14, 2002 the Company had issued and outstanding 107,176,573 shares of $.01 par value common stock.

                                    -  1 -
-------------------------------------------------------------------------------

                                    INDEX
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Auditors Review                                                  3

         Consolidated Balance Sheets as of September 30,                  4
         2002 (unaudited) and June 30, 2002

         Consolidated Statements of Operations for the                    5
         Three Months Ended September 30, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the Three              6
         Months Ended September 30, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements                      7-11

ITEM 2   Management's Discussion and Analysis of                        12-19
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                               20

ITEM 1   Legal Proceedings                                               20
ITEM 2   Changes in Securities                                           21

ITEM 4   Controls and Procedures                                         21

Certification                                                           22-23

                                    -  2 -
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Incorporated


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of September 30, 2002 and September 30, 2001 and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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


/S/ Armando C. Ibarra, CPA
__________________________
ARMANDO C. IBARRA, CPA


Chula Vista, California
November 15, 2002

                                    -  3 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                               09/30/02          06/30/02
                                             -----------       -----------
                   ASSETS

CURRENT ASSETS:
Cash                                         $     1,262       $    43,254
Accounts receivable, net                          42,479            18,756
Inventory                                        654,768           710,501
Prepaid expenses                                  43,046           121,116
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        741,555           893,627

Property and equipment, net                       33,515            35,505

OTHER ASSETS:
Notes receivable                                 675,585           584,464
Other assets                                       4,019            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                          679,604           601,235
                                             -----------       -----------
TOTAL ASSETS                                 $ 1,454,674       $ 1,530,367
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $ 1,110,881       $   936,659
Accrued expenses                               1,252,082         1,139,802
Accrued litigation costs                         247,893           453,361
Loans payable                                    189,125           145,000
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 2,799,981         2,674,822
                                             -----------       -----------

LONG-TERM LIABILITIES:
Notes-payable                                    275,000           275,000
Minority interest                                195,624           338,872
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 470,624           613,872
                                             -----------       -----------
TOTAL LIABILITIES                              3,270,605         3,288,694


STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 0.01 par value
15,000,000 shares authorized                        -                 -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  104,618,291 and 79,837,593 shares
  issued & outstanding, respectively)          1,046,183           798,376
Additional paid-in capital                    19,168,282        18,827,877
Accumulated deficit                          (22,030,397)      (21,384,580)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (1,815,931)       (1,758,327)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,454,674       $ 1,530,367
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                       ENDED SEPTEMBER 30, 2002 AND 2001

                                        September 30,
                                       2002          2001
                                   -----------   -----------
REVENUES:
Gross sales                        $   337,000   $   254,942
Discounts                              (59,718)         -
Returns                                (35,000)         -
                                   -----------   -----------
NET SALES                              242,282       254,942

COSTS AND EXPENSES:
Cost of products sold                  103,150        92,579
General and administrative             435,506       489,882
Marketing and advertising              228,624       152,244
Consulting services                     53,960        61,915
Research and development                24,700           145
Promotional costs                       19,422          -
Depreciation and amortization            1,990         1,291
                                   -----------   -----------
TOTAL COSTS & EXPENSES                 867,352       798,056
                                   -----------   -----------
LOSS FROM OPERATIONS                  (625,070)     (543,114)

OTHER INCOME (EXPENSE)
Other expense                             -             -
Other income                             1,088          -
Interest income                          6,090          -
Interest expense                       (30,514)      (60,874)
Minority interest income                 3,589          -
                                   -----------   -----------
TOTAL OTHER INCOME (EXPENSE)           (19,747)      (60,874)
                                   -----------   -----------
NET LOSS BEFORE INCOME TAXES          (644,817)     (603,988)

PROVISION FOR INCOME TAXES               1,000         3,200
                                   -----------   -----------
NET LOSS AFTER INCOME TAXES        $  (645,817)  $  (607,188)
                                   ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                     $    (0.01)   $    (0.01)
                                   -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           65,810,228    49,234,377
                                   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                         September 30,
                                                       2002          2001
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $  (645,817)  $  (607,189)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                        1,991         1,291
    Minority interest                                    2,197      (104,930)
    Issuance of stock for services and warrants        432,048       146,617
    Loss on property and equipment                        -             -
    Unearned compensation                                 -          105,000
    Loss on Antisera Partnership                          -             -

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable         (23,723)     (151,323)
    (Increase)/decrease in inventories                  55,733      (585,182)
    (Increase)/decrease in prepaid expenses             78,070        18,726
    (Increase)/decrease in advances to officer            -           45,799
    (Increase)/decrease in other assets                 12,752       (14,490)
    (Increase)/(decrease) in accounts payable
      and accrued expenses                             104,918       563,811
                                                   -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                   18,169      (581,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                               -           (8,471)
Payments for Nasal Mist, Inc. investments             (145,445)         -
Proceeds from sale of property and equipment              -             -
Buyout minority interest in
  Antisera Partnership                                    -             -
                                                   -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES               (145,445)       (8,471)
                                                   -----------   -----------
SUBTOTAL CARRIED FORWARD                              (127,276)     (590,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                  65,044        50,349
Proceeds from issuance of preferred stock,
  (net)                                                   -          372,688
Payment on loans payable, (net)                         44,125        93,000
Due to/from officers                                   (23,884)         -
                                                   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               85,285       516,037
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH                        (41,991)      (74,304)

CASH AT BEGINNING OF PERIOD                             43,254       162,921
                                                   -----------   -----------
CASH AT END OF PERIOD                              $     1,263   $    88,617
                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                         $     1,276   $      -
                                                   ===========   ===========
  Income taxes                                     $      -      $      -
                                                   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  6 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2002 also holds a 55 percent (55%) ownership interest in DTI and a 89 percent (89%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote O).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Minority interest represents the minority shareholders' interest of gains and losses and shareholders equity (deficit) in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation as of September 30, 2002 and 2001.

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

The Company has inventory that carries expiration dates ranging from June of 2003 to March of 2004. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

PROMOTIONAL, MARKETING AND ADVERTISING COSTS:

Promotional, marketing and advertising costs for the three month period ending September 30, 2002 and 2001 of $248,046 and $152,244, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $6,347 and $4,357 for the three month period ending September 30, 2002 and the year ended June 30, 2002, respectively.

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

                                    -  7 -
-------------------------------------------------------------------------------

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

NASAL MIST, INC.:

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


D.  INVENTORY:

Inventory as of September 30, 2002 and June 30, 2002 is comprised of the following:

                                      September 30, 2002      June 30, 2002
                                         ------------         ------------
Healthcare products                           484,524              557,445
Contact lenses                                    520                  832
Raw materials                                 169,724              152,224
                                         ------------         ------------
                                         $    654,768         $    710,501
                                         ============         ============

The Company has made the decision to indefinitely discontinue its MigraDaily product due to various market factors. The MigraDaily inventory was written down by approximately $114,000 to reflect this decision.

                                    -  8 -
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


F.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of September 30, 2002 and June 30, 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.


G.  PREFERRED STOCK:

The Company as of the date of this report has 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock outstanding. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia (Chairman, President, And Chief Executive Officer, for the Company), Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The Company has the right to either repurchase (all or none) or force conversion of the Series B Preferred (Mr. Arabia has the right to either accept payment or convert the Series B Preferred upon receiving notice from the Company of its intent to repurchase) within twelve (12) months of the issuance of the Series B Convertible Preferred (October 10, 2002) if (i) all debt, including all accrued salary and bonuses, plus interest, that the Company owes to Mr. Arabia has been paid as of the date of repurchase or forced conversion (this includes the repurchase of any securities issued to Mr. Arabia in lieu of payments under his current, former or any future employment agreement), and (ii) any payment of severance due to Mr. Arabia pursuant to his employment contract is paid concurrent with either the repurchase or forced conversion of the Series B Preferred if the repurchase/conversion is being done as part of an acquisition, recapitalization, restructuring, or any other event involving the Company that results in Mr. Arabia's termination.

                                    -  9 -
-------------------------------------------------------------------------------

H.  LOANS PAYABLE:

Loans payable as of September 30, 2002 and June 30, 2002 consist of the following:

                                         September 30, 2002    June 30,  2002
                                            ------------        ------------

     Loan payable to unrelated party,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                       60,000              60,000

     Loans payable to unrelated parties,
     unsecured, with annual interest
     varying from 8 to 18%.                       94,125              50,000

     Loans payable to various unrelated
     parties, unsecured, with one-time
     interest charge of 100%                      35,000              35,000
                                            ------------        ------------
                                            $    189,125        $    145,000
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

During the first quarter ended September 30,2002 the Company issued two short-term notes for $65,000 for the receipt of cash at an annual interest rate of 8% and 15% and a short term note of $13,125 in receipt for inventory at 8%. The Company was able to settle one note of $5,000 for stock and paid down an additional $29,000 on various outstanding promissory notes.


I.  LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2003. The Company's base rent under the lease is $4,904 per month. Office rent and incidental expense was $17,074 and $26,932 for the three month period ending September 30, 2002 and 2001, respectively.


J.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering totaling $4,000,000. Each debenture is convertible into common stock of DTI at $1.25 a share. A total of $571,000 was received from this offering. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004.
As of September 30, 2002 accrued interest on the convertible debentures is $135,932.


K.  NOTES PAYABLE:

During the year ended June 30, 2002 the Company conducted a Private Placement, which included the sale of equity/debt units. Pursuant to the stated terms of the offering, if an investor purchased a note for $100,000 face value such investor would also have the right to purchase shares of restricted common stock for $.01 per share in an amount equal to; $50,000 divided by the closing share price as of the closing date of the transaction (for example, $50,000 divided by $.10 per share = 500,000 shares X $.01 =$5,000). The Notes accrue interest at
10 percent per year compounded semi-annually until December 1, 2002, have a cash interest payment due on June 1, 2003 and mature on June 1, 2004. As of September 30, 2002 accrued interest on the Notes is $ 18,498. The Notes as of June 30, 2002 totaled $275,000.

                                    - 10 -
-------------------------------------------------------------------------------

L.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                          Sep 30, 2002       June 30, 2001
                                          ------------        ------------
     Current income taxes                 $      1,000        $      3,562
     Deferred income taxes                ------------        ------------
     Provision for income taxes           $      1,000        $      3,562
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,486,346
     Valuation allowance                    (5,486,346)
                                          ------------
     Net deferred tax asset               $       -
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


M.  CONTINGENT LIABILITIES:

After receiving a demand letter from Danka Industries, Inc. (the sublessor) for payment of a sublease for a facility that the Company never occupied, the Company and Danka attempted to negotiate a resolution of issues between the parties. The sublessor has executed a new sublease for the warehouse facility with an alternative sublessee. On November 5, 2002 Danka filed suit against the Company in the U.S. District Court for the Southern District of California claiming breach of contract. The Company intends to raise its own causes of action and defenses in this litigation in order to resolve the issue of liability, if any, it may have under the sublease.

The Company has made an estimate of the likely costs attributable to such action and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of such liability, if any, under this dispute. There can be no assurance of the terms, if any, under which Danka would accept payment from the Company if successful in their breach of contract action or whether the Company would require payment terms at the time of the conclusion of the suit.In the opinion of the Company, the disposition of this dispute will not adversely affect the consolidated financial statements of the Company to a material extent. However, should Danka prevail in the suit for an amount at or near what it seeks, the Company's current financial liquidity would require that Danka accept payments over an extended period of time in order to satisfy its claim. The unwillingness of Danka to accept such a payment arrangement could materially and adversely affect the Company's financial liquidity at that time.

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


N.  MAJOR CUSTOMER AND SEGMENT INFORMATION:

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. Two customers accounted for more than 50% in the aggregate of net sales for the Quarter ending September 30, 2002 due to the number of stores they represent and operate. One of the two customers ia a national wholsaler that represents several thousand independent retailers and the second customer took an extraordinary shipment of MigraSpary to replace its returned MigraDaily inventory. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product. The loss of this single product market could cause severe damage to the Company's financial future.


O.  PURCHASE OF NASALMIST SHARES:

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the Quarter ended September 30, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $516,215 in the aggregate.

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

                                    - 11 -
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

RISK FACTORS.

Certain statements under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

                                    - 12 -
-------------------------------------------------------------------------------

POSSIBLE VOLATILITY OF STOCK PRICE AND ABSENCE OF PUBLIC MARKET LIQUIDITY.

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from October 1, 2001 to September 30, 2002, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.03 to $0.33. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

                                    - 13 -
-------------------------------------------------------------------------------

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

                                    - 14 -
-------------------------------------------------------------------------------

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

INVENTORY EXPIRATION.

The Company has inventory that carries expiration dates ranging from June of 2003 to March of 2004. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

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

                                    - 15 -
-------------------------------------------------------------------------------

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

RULE 144 STOCK SALES.

As of September 30, 2002, the Company had approximately 65,574,031 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS.

EXPECTED CAPITAL REQUIREMENTS.

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company closed its convertible preferred stock private placement offering during the first quarter of fiscal year ending
June 30, 2002 of which the Company secured approximately $847,500. The Company is currently conducting a new private placement (the "Private Placement") offering of convertible debt and and/or debt/equity Units. The debt/equity offering is for a maximum of $3,000,000 with no minimum offering requirements, and is being offered and sold to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and a limited number of non-accredited investors. The Private Placement offering has a closing date of June 30, 2003 unless extended at the discretion of the Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, thereunder.

The Company believes that the amount of funding contemplated by the Private Placement likely will be increased from $3.0 million to a minimum of $4.0 million or more ("Maximum Offering Amount") and if (i) funding for the Maximum Offering Amount is achieved within the time frame currently planned, and
(ii) certain minimum sales projections can be reached, that current future growth plans can be funded from cash provided by forecasted operations. There can be no assurance that the Company will timely complete its Private Placement , that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete it's Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts. To date, the Company has raised approximately $2,995,000 (including its previous preferred stock offering and the settlement of trade payables and creditors) in capital through a combination of debt and equity investments and the settlement of outstanding obligations, which totaled $887,000.

                                    - 16 -
-------------------------------------------------------------------------------

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES.

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

FINANCIAL RESOURCES.

At September 30, 2002 and June 30, 2002, the Company had current assets of $741,555 and $893,627 including cash of $1,262 and $43,254, respectively.
At September 30, 2002, current assets included nutraceutical inventory valued at $484,524 and prepaid expenses of $43,046 (comprised primarily of prepaid marketing costs). Total assets were $1,454,674 and $1,530,367, respectively.

Gross sales for the three month period ending September 30, 2002 and 2001 were $337,000 and $254,942, respectively. Costs and expenses for the three month period ended September 30, 2002 and 2001 were $914,945 and $798,056, resulting in a loss from operations of $625,070 and $543,114, respectively.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT.

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company. The Company continues to use a third-party fulfillment center located in Ontario, California for the distribution, warehousing and handling of its product.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES.

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

RESULTS OF OPERATIONS.

The Company develops various healthcare products and is distributing its products through a master broker to retail stores and directly to consumers through the Company's direct marketing efforts.

                                    - 17 -
-------------------------------------------------------------------------------

QUARTER ENDED SEPTEMBER 30, 2002 AND 2001.

On a consolidated basis, the Company had gross sales totaling $377,000 for the three month period ended September 30, 2002, compared with $254,942 in gross sales for the same period ending June 30, 2001. This represented an increase of $122,058 in gross sales from the year before. The Company also experienced sales discounts totaling $59,718 on its products and product returns of $35,000 for the three month period ended September 30, 2002. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to estimated adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 14,000 stores nationwide. As described earlier the Company is test marketing a direct response campaign for MIGRASPRAY as a strategy to efficiently raise product and brand awareness and to increase sales.

The Company experienced a net loss of $645,817 for the three month period ended September 30, 2002, compared with a net loss of $607,188 for the same period ended September 30, 2001. This represents an increase of $38,629 or 6.4% from the prior year. A substantial portion of the increase in net loss is attributable to the increase in the Company's marketing activities.

The Company's gross profit margin for the three month period ended September 30, 2002 and 2001 was 45.5% and 36.3%, or $139,132 and 162,363,
respectively. The Company's cost of products sold for the years ended June 30, 2002 and 2001 was $103,150 and $92,579, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $53,960 for the three month period ended
September 30, 2002, compared with $61,915 for the same period ended
September 30, 2001. This represented an increase of $7,955 or 14.7% from the prior year. Selling and administrative expenses incurred by the Company, was $435,506 for the quarter ended September 30, 2002, compared with $489,882 for the same period ended September 30, 2001. This represented an decrease of
$54,376 or 12.5% from the prior year.   Marketing and promotional expenditures
incurred by the Company, totaled $228,624 for the quarter ended
September 30, 2002, compared with 152,244 for same period ended
September 30, 2001. This represents an increase of $76,380 or 50.1%.
This increase is mostly associated with preparing and testing a direct response marketing campaign.

LIQUIDITY AND CAPITAL RESOURCES.

The Company has financed its operations primarily through the issuance of promissory notes, and the sale of common stock, preferred stock, warrants, and revenue from sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for the next twelve months. If the Company is not successful in completing its Private Placement it will not have the necessary funding to launch its national marketing campaign or continue with its operations as contemplated in its business plan. See "Plan of Operation - Financial Resources." The Company had as of September 30, 2002 $1,262 in cash.

                                    - 18 -
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS.

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

INFLATION.

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

                                    - 19 -
-------------------------------------------------------------------------------

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-QSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

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

After receiving a demand letter from Danka Industries, Inc. (the sublessor) for payment of a sublease for a facility that the Company never occupied, the Company and Danka attempted to negotiate a resolution of issues between the parties. The sublessor has executed a new sublease for the warehouse facility with an alternative sublessee. On November 5, 2002 Danka filed suit against the Company in the U.S. District Court for the Southern District of California claiming breach of contract. The Company intends to raise its own causes of action and defenses in this litigation in order to resolve the issue of liability, if any, it may have under the sublease.

The Company has made an estimate of the likely costs attributable to such action and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of year-end. It is not possible to determine with precision the probable outcome or the amount of such liability, if any, under this dispute. There can be no assurance of the terms, if any, under which Danka would accept payment from the Company if successful in their breach of contract action or whether the Company would require payment terms at the time of the conclusion of the suit. In the opinion of the Company, the disposition of this dispute will not adversely affect the consolidated financial statements of the Company to a material extent. However, should Danka prevail in the suit for an amount at or near what it seeks, the Company's current financial liquidity would require that Danka accept payments over an extended period of time in order to satisfy its claim. The unwillingness of Danka to accept such a payment arrangement could materially and adversely affect the Company's financial liquidity at that time.

                                    - 20 -
-------------------------------------------------------------------------------

ITEM 2.   CHANGE IN SECURITIES

During the three months ending September 30, 2002 the Company made the following issuances and sales of securities which are being offered without registration under the Securities Act of 1933 and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder.

The following is a summary of the issuances and sales of securities made during the three months ending September 30, 2002:


Company executives purchased 4,250,000 restricted of common stock in exchange for Secured Promissory Notes; 190,000 shares were granted to various staff employees; 3,916,700 shares issued for accounts payable; 388,000 shares issued to purchase minority shareholder owned shares of one of the Company's subsidiaries, Nasal Mist, Inc.(see Note O); 13,014,800 shares issued as repayment of debt; 510,000 shares issued as payment for services; 1,111,000 shares issued in return for monies received pursuant to the Private Placement; 1,400,000 shares issued for the settlement of litigation.

The private placement debt/equity offering is for a maximum of $3,000,000 with no minimum- offering requirement and is being offered and sold to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933) and a limited number of non-accredited investors. The Private Placement offering will have a closing date of June 30, 2003, unless extended in the discretion of the Board of Directors. All of the above shares were issued without an underwriter.


ITEM 3.   DEFAULTS UPON SECURITIES

          None.


ITEM 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's principal executive officer and the Company's principal financial officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.


ITEM 5.   OTHER INFORMATION

          None.

                                    - 21 -
-------------------------------------------------------------------------------

CERTIFICATION

I, James R. Arabia, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002                  By:  /s/ James R. Arabia
                                        Name:      James R. Arabia
                                       Title:      Chairman and CEO



I, Robert T. Malasek, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002                  By:  /s/ Robert T. Malasek
                                        Name:      Robert T. Malasek
                                       Title:      CFO


                                    - 22 -
-------------------------------------------------------------------------------