Form 10QSB
period 2002-12-31
NATUREWELL INC
filed 2003-02-20
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2002

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

          7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037
          ----------------------------------------------------------
            (Address of principal executive offices and zip code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of January 31, 2003 the Company had issued and outstanding 111,325,143 shares of $.01 par value common stock.

                                     - 1-
-------------------------------------------------------------------------------

                                    INDEX
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Auditors Review                                                 3

         Consolidated Balance Sheets as of December 31, 2003             4
         (unaudited) and June 30, 2002

         Consolidated Statements of Operations for the Three             5
         and Six Months Ended December 31, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the Six               6
         Months Ended December 31, 2002 and 2001 (unaudited)

         Notes to Consolidated Financial Statements                     7-11

ITEM 2   Management's Discussion and Analysis of                       12-19
         Financial Condition and Results of Operations

SIGNATURES                                                               20

PART II  OTHER INFORMATION                                               21

ITEM 1   Legal Proceedings                                               22

ITEM 2   Changes in Securities                                           22

ITEM 6   Exhibit 99.1                                                    23

                                     - 2-
-------------------------------------------------------------------------------

To the Board of Directors of
NatureWell, Incorporated


We have reviewed the accompanying consolidated balance sheets of NatureWell, Incorporated as of December 31, 2002 and the related consolidated statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of NatureWell, Incorporated.

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

/S/ Armando C. Ibarra, CPA
__________________________
ARMANDO C. IBARRA, CPA


Chula Vista, California
February 17, 2003
                                     - 3-
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                               12/31/02          06/30/02
                                             -----------       -----------
                   ASSETS

CURRENT ASSETS:
Cash                                         $    16,795       $    43,254
Accounts receivable, net                          19,636            18,756
Inventory                                        654,237           710,501
Prepaid expenses                                  24,721           121,116
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        715,389           893,627

Property and equipment, net                       31,524            35,505

OTHER ASSETS:
Notes receivable                                 682,744           584,464
Other assets                                       4,950            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                          687,694           601,235
                                             -----------       -----------
TOTAL ASSETS                                 $ 1,434,607       $ 1,530,367
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   942,967       $   936,659
Accrued expenses                               1,197,072         1,139,802
Accrued litigation costs                         247,893           453,361
Loans payable                                    480,657           145,000
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 2,868,589         2,674,822
                                             -----------       -----------

LONG-TERM LIABILITIES:
Notes-payable                                    666,250           275,000
Minority interest                                171,279           338,872
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 837,529           613,872
                                             -----------       -----------
TOTAL LIABILITIES                              3,706,118         3,288,694


STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 0.01 par value
15,000,000 shares authorized
  (50 and 0 shares issued &
  outstanding, respectively)                      -                 -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  108,314,773 and 79,837,593 shares
  issued & outstanding, respectively)          1,083,148           798,376
Additional paid-in capital                    19,066,746        18,827,877
Accumulated deficit                          (22,421,405)      (21,384,580)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (2,271,511)       (1,758,327)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,434,607       $ 1,530,367
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                     - 4-
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS
                       ENDED DECEMBER 31, 2002 AND 2001

                                       Three Months Ended                Six Months Ended
                                          December 31,                     December 30,
                                      2002          2001              2002          2001
                                   -----------   -----------       -----------   -----------
REVENUES:
Gross sales                        $   122,899   $   484,508       $   459,899   $   769,591
Discounts                              (14,687)      (63,433)          (74,405)     (93,575)
Returns                                (30,964)      (24,000)          (65,964)     (38,500)
                                   -----------   -----------       -----------   -----------
NET SALES                               77,248       397,075           319,530       637,516

COSTS AND EXPENSES:
Cost of products sold                   35,139       119,438           138,289       197,517
General and administrative             323,159       543,714           758,665     1,033,596
Marketing and advertising               20,092       126,419           248,716       278,663
Consulting services                     37,500        20,685            91,460        82,600
Research and development                 1,950         1,439            26,650         1,584
Promotional costs                       19,422       253,252            55,436       255,894
Depreciation and amortization            1,991         2,582             3,981         3,873
                                   -----------   -----------       -----------   -----------
TOTAL COSTS & EXPENSES                 439,253     1,067,529         1,323,197     1,853,727
                                   -----------   -----------       -----------   -----------
LOSS FROM OPERATIONS                  (362,005)     (670,455)       (1,003,667)   (1,216,211)


OTHER INCOME (EXPENSE)
Other expense                             -         (242,872)             -         (242,872)
Other income                              -             -                1,088          -
Interest income                          7,158           263            13,248           263
Interest expense                       (23,810)       (8,512)          (54,324)      (69,386)
Minority interest income                 5,241        17,261             8,830        17,261
                                   -----------   -----------       -----------   -----------
TOTAL OTHER INCOME (EXPENSE)           (11,410)     (233,860)          (31,157)     (294,734)
                                   -----------   -----------       -----------   -----------
NET LOSS BEFORE INCOME TAXES          (373,415)     (904,315)       (1,034,824)   (1,510,945)

PROVISION FOR INCOME TAXES               1,000          -                2,000         3,200
                                   -----------   -----------       -----------   -----------
NET LOSS AFTER INCOME TAXES        $  (374,415)  $  (904,315)      $(1,036,824)  $(1,514,145)
                                   ===========   ===========       ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                     $    (0.01)     $    (0.01)     $    (0.01)   $    (0.03)
                                   -----------    -----------      -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                           82,321,235    48,677,165
                                                                   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                     - 5-
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                      December 31,
                                                   2002          2001
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(1,036,824)  $(1,514,145)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                     3,981         3,873
    Minority interest                                 8,830      (148,314)
    Issuance of stock for services and warrants     517,303       242,000
    Unearned compensation                              -          175,500

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable         (880)     (182,521)
    (Increase)/decrease in inventories               56,264      (702,462)
    (Increase)/decrease in prepaid expenses          96,395      (151,157)
    (Increase)/decrease in other assets             (86,459)      124,404
    (Increase)/decrease in accounts payable
      and accrued expenses                          367,352       801,218
                                                -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES               (74,038)   (1,351,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                            -          (32,040)
Payments for Nasal Mist, Inc. investments          (167,593)         -
                                                -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES            (167,593)      (32,040)
                                                -----------   -----------
SUBTOTAL CARRIED FORWARD                           (241,631)   (1,383,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock              165,044       510,000
Proceeds from issuance of preferred stock, (net)       -          622,500
Payment on loans payable, (net)                      50,128        93,430
Due to/from officers                                   -          145,188
                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES           215,172     1,371,118
                                                -----------   -----------
NET (DECREASE) IN CASH                              (26,459)      (12,526)

CASH AT BEGINNING OF PERIOD                          43,254       162,921
                                                -----------   -----------
CASH AT END OF PERIOD                           $    16,795   $   150,395
                                                ===========   ===========
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                      $     4,554   $      -
                                                ===========   ===========
  Income taxes                                  $      -      $     4,135
                                                ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                     - 6-
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of December 31, 2002 also holds a 55 percent (55%) ownership interest in DTI and a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote O).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Minority interest represents the minority shareholders' interest of gains and losses and shareholders equity (deficit) in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation as of December 31, 2002 and 2001.

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

PROMOTIONAL, MARKETING AND ADVERTISING COSTS

Promotional, marketing and advertising costs for the six month period ending December 31, 2002 and 2001 of $304,152 and $534,557, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $3,981 and $4,357 for the three month period ending December 31, 2002 and the year ended June 30, 2002, respectively.

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

                                     - 7-
-------------------------------------------------------------------------------

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


D.  INVENTORY:

Inventory as of September 30, 2002 and June 30, 2002 is comprised of the following:

                                      September              June
                                       30, 2002            30, 2002
                                     ------------        ------------
Healthcare products                       446,605             557,445
Contact lenses                                244                 832
Raw materials                             207,388             152,224
                                     ------------        ------------
                                     $    654,237        $    710,501
                                     ============        ============

The Company has made the decision to indefinitely discontinue its MigraDaily product due to various market factors. The MigraDaily inventory was written down by approximately $114,000 to reflect this decision.

                                     - 8-
-------------------------------------------------------------------------------

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


F.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of December 31, 2002 and June 30, 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.


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

The Company, as of the date of this report, has 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock outstanding. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia, Chairman, President, And Chief Executive Officer, for the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The Company has the right to either repurchase (all or none) or force conversion of the Series B Preferred (Mr. Arabia has the right to either accept payment or convert the Series B Preferred upon receiving notice from the Company of its intent to repurchase) within twelve (12) months of the issuance of the Series B Convertible Preferred (October 10, 2002) if (i) all debt, including all accrued salary and bonuses, plus interest, that the Company owes to Mr. Arabia has been paid as of the date of repurchase or forced conversion (this includes the repurchase of any securities issued to Mr. Arabia in lieu of payments under his current, former or any future employment agreement), and (ii) any payment of severance due to Mr. Arabia pursuant to his employment contract is paid concurrent with either the repurchase or forced conversion of the Series B Preferred if the repurchase/conversion is being done as part of an acquisition, recapitalization, restructuring, or any other event involving the Company that results in Mr. Arabia's termination.

                                     - 9-
-------------------------------------------------------------------------------

H.  LOANS PAYABLE:

Loans payable as of December 31, 2002 and June 30, 2002 consist of the following:

                                       December 31, 2002    June 30,  2002
                                          ------------       ------------

     Loan payable to unrelated party,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                    193,621             60,000

     Loans payable to unrelated parties,
     unsecured, with annual interest
     varying from 8 to 18%.                     65,786             50,000


     Loans payable to related parties,
     secured, with annual interest
     of 10%.                                   191,250               -

     Loans payable to various unrelated
     parties, unsecured, with one-time
     interest charge of 100%                    30,000             35,000
                                            ------------       ------------
                                             $ 480,657          $ 145,000
                                            ============       ============

The Company has negotiated the settlement of certain accounts payable with vendors in the form of unsecured promissory notes with annual interest of 8% and varying payment schedules. These settlements totaled $50,000 as of the year ending June 30, 2002. The Company also negotiated the settlement of accounts payable to the manufacturer of the Company's now discontinued product, MigraDaily. The note payable is secured by the MigraDaily inventory and the associated accounts receivable.

During the first quarter ended September 30,2002 the Company issued two short-term notes for $65,000 for the receipt of cash at an annual interest rate of 8% and 15% and a short term note of $13,125 in receipt for inventory at 8%. The Company was able to settle one note of $5,000 for stock and paid down an additional $29,000 on various outstanding promissory notes.

During the second quarter ended December 31,2002 the Company issued two short-term notes for $60,000 for the receipt of cash at an annual interest rate of 8% and 10%. Additionally, on October 5, 2002 the Company issued a ten-percent (10%) Senior Secured Note for the amount of $382,500. One-half (1/2) of the face value of the Senior Note ($191,250) shall be due and payable on October 5, 2003 and one-half (1/2) of the face value of the Senior Note, plus all accrued but unpaid interest, shall be due and payable on October 5, 2004.


I.  LEASES:

The Company, leases its corporate office facilities under an operating lease, that expires on March 31, 2003. The Company's base rent under the lease is $4,904 per month. Office rent and incidental expense was $23,600 and $29,424 for the six month period ending December 31, 2002 and 2001, respectively.


J.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering totaling $4,000,000. Each debenture is convertible into common stock of DTI at $1.25 a share. A total of $571,000 was received from this offering. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of December 31, 2002 accrued interest on the convertible debentures is $135,932.


K.  NOTES PAYABLE:

During the year ended June 30, 2002 the Company conducted a Private Placement, which included the sale of equity/debt units. Pursuant to the stated terms of the offering, if an investor purchased a note for $100,000 face value such investor would also have the right to purchase shares of restricted common stock for $.01 per share in an amount equal to; $50,000 divided by the closing share price as of the closing date of the transaction (for example, $50,000 divided by $.10 per share = 500,000 shares X $.01 =$5,000). The Notes accrue interest at 10 percent per year compounded semi-annually until December 1, 2004, have a cash interest payment due on June 1, 2003 and mature on June 1, 2004. As of December 31, 2002 accrued interest on the Notes is $ 18,498. The Notes as of December 31, 2002 totaled $475,000.

Additionally, on October 5, 2002 the Company issued a ten-percent (10%) Senior Secured Note for the amount of $382,500. One-half (1/2) of the face value of the Senior Note ($191,250) shall be due and payable on October 5, 2003 and one-half (1/2) of the face value of the Senior Note, plus all accrued but unpaid interest, shall be due and payable on October 5, 2004.

                                     -10-
-------------------------------------------------------------------------------

L.  INCOME TAXES:

Provision for income taxes for the periods ending December 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                       December 30, 2002     June 30, 2002
                                          ------------        ------------
     Current income taxes                 $      2,000        $      3,562
     Deferred income taxes                ------------        ------------
     Provision for income taxes           $      2,000        $      3,562
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,486,346
     Valuation allowance                    (5,486,346)
                                          ------------
     Net deferred tax asset               $       -
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


M.  CONTINGENT LIABILITIES:

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company intends to amend and refile its fraudulent inducement counterclaim against Danka.

The Company has made an estimate of the likely costs attributable to the Danka lawsuit and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of the end of the quarter. However, if a judgment in the amount currently reserved (approximately $300,000) is obtained by Danka against the Company and Danka is unwilling to agree to a long term payment arrangement for such a judgment, the Company does not currently have the financial ability to pay such a judgment in one lump sum, which fact could cause significant financial and operational uncertainty under such circumstances.


N.  MAJOR CUSTOMER AND SEGMENT INFORMATION:

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. Five customers accounted for more than 50% of net sales for the Quarter ending December 30, 2002 due to the number of stores they represent and operate. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product. The loss of this single product market could cause severe damage to the Company's financial future.


O.  NASAL MIST BUY OUT:

The Company subsequent to year-end negotiated the purchase of most of the remaining interest of one of its subsidiaries, NMI, at an average price of three shares of Company restricted common stock for each share of the subsidiary. Total cost to the Company based on the fair market value of the Company's common stock on the date of settlement was $128,098. The net effect of the purchase of the remaining portion of the outstanding shares of the subsidiary will be recognized during the third quarter of fiscal year 2003.


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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the Quarter ended December 30, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $148,755 in the aggregate.

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

                                     -11-
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has begun test marketing its MIGRASPRAY product through the use of direct response transactional television programming (also known as infomercials) and direct response print advertisement and also markets MIGRASPRAY through wholesale/retail distribution and electronic commerce on a national basis. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of television and print media, production and broadcast of programming, order processing and fulfillment, and customer service.

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

                                     -12-
-------------------------------------------------------------------------------

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2002 to December 31, 2002, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.02 to $0.33. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $22.4 million through December 31, 2002. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

                                     -13-
-------------------------------------------------------------------------------

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

                                     -14-
-------------------------------------------------------------------------------

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

Capital Requirements.

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), together with cash generated from operations, would be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

                                     -15-
-------------------------------------------------------------------------------

The Company estimates that it will require substantial capital in order to continue its operations and to finance (i) the national print and media advertising needed to support marketing and national distribution of its migraine relief product, and (ii) the development, promotion and maintenance of its product supply chain. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations and there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

Rule 144 Stock Sales

As of December 31, 2002, the Company had approximately 78,624,563 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company closed its convertible preferred stock private placement offering during the first quarter of fiscal year ending June 30, 2002 of which the Company secured approximately $847,500. The Company is currently conducting a new private placement (the "Private Placement") offering of either convertible debentures, restricted common stock and/or debt/equity Units. The debt/equity offering is for a maximum of $3,000,000 with no minimum offering requirements, and is being offered and sold to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and to a limited number of non-accredited investors with a closing date of June 30, 2003, unless extended at the discretion of the Company's Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by
Section 4(2) of the Securities Act, Rule 506 of Regulation D, thereunder.

The Company believes that the amount of funding contemplated by the Private Placement likely will be increased from $3.0 million to a minimum of $4.0 million or more ("Maximum Offering Amount") and if (i) funding for the Maximum Offering Amount is achieved within the time frame currently planned, and
(ii) certain minimum sales projections can be reached, that current future growth plans can be funded from cash provided by forecasted operations. There can be no assurance that the Company will timely complete its Private Placement , that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete it's Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and would likely not be able to continue its operations. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts. To date, the Company has raised approximately $2,995,000 (including its previous preferred stock offering and the settlement of trade payables and creditors) in capital through a combination of debt and equity investments and the settlement of outstanding obligations, which totaled $887,000.

                                     -16-
-------------------------------------------------------------------------------

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

FINANCIAL RESOURCES

At December 31, 2002 and June 30, 2002, the Company had current assets of $715,389 and $893,627 including cash of $16,795 and $43,254, respectively. At December 31, 2002, current assets included nutraceutical inventory valued at $446,605 and prepaid expenses of $24,721 (comprised primarily of prepaid marketing costs). Total assets were $1,434,607 and $1,530,367, respectively.

Gross sales for the six month period ending December 31, 2002 and 2001 were $459,899 and $769,591, respectively. Costs and expenses for the six month period ended December 31, 2002 and 2001 were $1,323,197 and $1,853,727, resulting in a loss from operations of $1,003,667 and $1,216,211, respectively.

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

                                     -17-
-------------------------------------------------------------------------------

QUARTER ENDED DECEMBER 31, 2002 AND 2001

On a consolidated basis, the Company had gross sales totaling $122,899 for the three month period ended December 31, 2002, compared with $484,508 in gross sales for the same period ending December 31, 2001. This represented a decrease of $365,609 in gross sales from the year before. The Company attributes the sales decrease to (i) slow sales of MIGRASPRAY due to the lack of adequate financing needed to launch a national marketing and advertising campaign for the product, and (ii) the Company's retailers being overstocked with MIGRASPRAY (due to its slow movement) resulting in a decrease of new orders. The Company also experienced sales discounts totaling $14,687 on its products and product returns of $30,964 for the three month period ended December 31, 2002, compared with sales discounts totaling $63,433 on its products and product returns of $24,000 for the same period ending December 31, 2001. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to estimated adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 15,000 stores nationwide. As described earlier the Company is test marketing a direct response campaign for MIGRASPRAY as a strategy to efficiently raise product and brand awareness and to increase sales.

The Company experienced a net loss of $374,415 for the three month period ended December 31, 2002, compared with a net loss of $904,315 for the same period ended December 31, 2001. This represents a decrease of $529,900 from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in the Company's administrative and promotional activities.

The Company's gross profit margin for the three month period ended December 31, 2002 and 2001 was 34.3% and 57.3%, or $42,109 and $277,637, respectively. The
Company's cost of products sold for the periods ending December 31, 2002 and 2001 was $35,139 and $119,438, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $37,500 for the three month period ended December 31, 2002, compared with $20,685 for the same period ended December 31, 2001. This represented an increase of $16,815 or 44.8% from the prior year. Selling and administrative expenses incurred by the Company, was $323,159 for the quarter ended December 31, 2002, compared with $543,714 for the same period ended December 31, 2001. This represented an decrease of $220,555 or 68.0% from the
prior year.   Marketing and promotional expenditures incurred by the Company, totaled $39,515 for the quarter ended September 30, 2002, compared with $379,671 for same period ended December 31, 2001. This represents a decrease of $340,156. This decrease is due to the decrease in promotional activities.

SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

On a consolidated basis, the Company had gross sales totaling $459,899 for the six month period ended December 31, 2002, compared with $769,591 in gross sales for the same period ending December 31, 2001. This represented a decrease of $309,692 in gross sales from the year before. The Company attributes the sales decrease to (i) slow sales of MIGRASPRAY due to the lack of adequate financing needed to launch a national marketing and advertising campaign for the product, and (ii) the Company's retailers being overstocked with MIGRASPRAY (due to its slow movement) resulting in a decrease of new orders. The Company also experienced sales discounts totaling $74,405 on its products and product returns of $65,964 for the three month period ended December 31, 2002 compared to $93,575 and $38,500 respectively for the six month period ended December 31, 2001. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to estimated adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 15,000 stores nationwide. As described earlier the Company is test marketing a direct response campaign for MIGRASPRAY as a strategy to efficiently raise product and brand awareness and to increase sales.

The Company experienced a net loss of $1,036,824 for the six month period ended December 31, 2002, compared with a net loss of $1,514,145 for the same period ended December 31, 2001. This represents a decrease of $477,321 from the prior year.

The Company's gross profit margin for the six month period ended December 31, 2002 and 2001 was 39.4% and 57.2%, or $181,241 and $439,999, respectively. The
Company's cost of products sold for the periods ending December 31, 2002 and 2001 was $138,289 and $197,517, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $91,460 for the six month period ended December 31, 2002, compared with $82,600 for the same period ended December 31, 2001. This represented an increase of $8,860 or 9.7% from the prior year. Selling and administrative expenses incurred by the Company, was $758,665 for the six month period ended December 31, 2002, compared with $1,033,596 for the same period ended December 31, 2001. This represented an decrease of $274,931 or 26.6%
from the prior year.   Marketing and promotional expenditures incurred by the
Company, totaled $304,152 for the quarter ended December 31, 2002, compared with $534,557 for same period ended December 31, 2001. This represents a decrease of $230,405 or 43.1%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the issuance of promissory notes, and the sale of common stock, preferred stock, and warrants, and revenue from sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for the next twelve months. If the Company is not successful in completing its Private Placement it will not have the necessary funding to launch its national marketing campaign or continue with its operations as contemplated in its business plan and would likely not be able to continue its operations. See "Plan of Operation - Financial Resources." The Company had as of December 31, 2002
$16,795 in cash.

                                     -18-
-------------------------------------------------------------------------------

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

                                     -19-
-------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:  February 20, 2003              NATUREWELL, INCORPORATED

                                       By:  /S/ James R. Arabia
                                            ___________________
                                                James R. Arabia
                                       Chairman and Chief Executive Officer


Dated:  February 20, 2003

                                       By:  /S/ Robert Malasek
                                            ___________________
                                                Robert T. Malasek
                                       Treasurer and Chief Financial Officer


                                     -20-
-------------------------------------------------------------------------------

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

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company intends to amend and refile its fraudulent inducement counterclaim against Danka.

The Company has made an estimate of the likely costs attributable to the Danka lawsuit and does not believe that such liability is material to the financial position of the Company beyond the costs estimated as of the end of the quarter. However, if a judgment in the amount currently reserved (approximately $300,000) is obtained by Danka against the Company and Danka is unwilling to agree to a long term payment arrangement for such a judgment, the Company does not currently have the financial ability to pay such a judgment in one lump sum, which fact could cause significant financial and operational uncertainty under such circumstances.

On July 16, 2002 the Company held a special meeting of the Board of Directors to discuss the status of its relationship with Mitchell Health Technologies ("Mitchell"). This meeting was a result of the Company being convinced that Mitchell, unbeknownst to the Company, had cooperated with and provided confidential information about the Company to Roberts, a previous adverse litigant against the Company (see above), while Roberts was still active in his litigation against the Company. At the time of this believed cooperation, Mitchell was not under any court order or subpoena to provide information to Roberts. The Company's Chief Executive Officer, Mr. James R. Arabia, at the instruction of the Board of Directors, contacted Mr. Russ Mitchell (on July 17,
2002) to discuss with Mr. Mitchell the future of the master broker relationship (which the Company believed was deteriorating prior to the July 16 board meeting) and requested Mitchell to propose a resolution of the untenable situation which it believed existed between the Company and Mitchell. This was to include any proposals Mitchell might have for the termination of its relationship with the Company. A period of non-communication (regarding the matter) ensued for approximately three weeks, which ended with the Company being served with a lawsuit on August 13, 2002 for an action filed by Mitchell in the United States District Court, Western District of Wisconsin. The same law firm and lawyer that represented Roberts in his litigation against the Company represents Mitchell in the suit. The lawsuit alleges breach of contract by the Company and the failure to register transfer of restricted common stock that Mr. Mitchell and Mr. James Higgins( a Mitchell employee) claim they own, and for which the Company disputes that it has received full consideration from Mrssrs. Mitchell and Higgins for the shares. The Company believes the suit is frivolous and without merit and will vigorously defend itself against these allegations. Additionally, the Company intends to respond with a cross complaint against Mitchell Health Technologies and Mr. Mitchell, individually, for various claims.

                                     -21-
-------------------------------------------------------------------------------

ITEM 2.  CHANGE IN SECURITIES

During the three months ending December 31, 2002 the Company made the following issuances and sales of securities which are being offered without registration under the Securities Act of 1933 and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder.

The following is a summary of the issuances and sales of securities made during the three months ending December 31, 2002:

1,385,486 shares issued for accounts payable; 60,000 shares issued to purchase minority shareholder owned shares of one of the Company's subsidiaries, Nasal Mist, Inc. (see Note O); 13,014,800 shares issued as repayment of debt; 2,250,996 shares issued in return for monies received pursuant to the Private Placement.

The private placement debt/equity offering is for a maximum of $3,000,000 with no minimum- offering requirement and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of
1933) and a limited number of non-accredited investors. The private placement offering will have a closing date of June 30, 2003, unless extended in the discretion of the Board of Directors. All of the above shares were issued without an underwriter.


ITEM 3.  DEFAULTS UPON SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

                                     -22-
-------------------------------------------------------------------------------

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

Exhibit 99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of NatureWell, Incorporated(the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James R. Arabia, President and Chief Executive Officer of the Company, certify, pursuant section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.

/s/ James R. Arabia
----------------------
James R. Arabia
Chairman of Board
and Chief Executive Officer
February 20, 2003


In connection with the Quarterly Report on Form 10-QSB of NatureWell, Incorporated (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert T. Malasek, Treasurer and Chief Financial Officer of the Company, certify, pursuant section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition, and results of operations of the Company.


/s/ Robert Malasek
-------------------
Robert T. Malasek
Treasurer, and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 20, 2003



Reports on Form 8-K

     None.

                                     -23-
-------------------------------------------------------------------------------