Form 10QSB
period 2003-03-31
NATUREWELL INC
filed 2003-05-20
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to _______


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 12, 2003 the Company had issued and outstanding 111,875,143 shares of $.01 par value common stock.

                                    -  1 -
-------------------------------------------------------------------------------

INDEX

PART I   FINANCIAL INFORMATION                                            3

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31,                      3
         2003 (unaudited) and June 30, 2002

         Consolidated Statements of Operations for the                    4
         Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)

         Consolidated Statements of Cash Flows for the Nine               5
         Months Ended March 31, 2003 and 2002 (unaudited)

         Notes to Consolidated Financial Statements                      6-10

ITEM 2   Management's Discussion and Analysis of                        11-18
         Financial Condition and Results of Operations

SIGNATURES                                                               19

PART II  OTHER INFORMATION                                               20

ITEM 1  Legal Proceedings                                                21

ITEM 2  Changes in Securities                                            21

ITEM 6  Exhibit 99.1                                                     22

                                    -  2 -
-------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                               03/31/03          06/30/02
                                             -----------       -----------
                                             (unaudited)
                   ASSETS

CURRENT ASSETS:
Cash                                         $     8,535       $    43,254
Accounts receivable, net                           7,276            18,756
Inventory                                        627,233           710,501
Prepaid expenses                                     900           121,116
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        643,944           893,627

Property and equipment, net                       29,534            35,505

OTHER ASSETS:
Notes receivable                                  47,817            45,927
Other assets                                       5,611            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                           53,428            62,698
                                             -----------       -----------
TOTAL ASSETS                                 $   726,906       $   991,830
                                             ===========       ===========

 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   602,923       $   936,659
Accrued expenses                               1,668,621         1,139,802
Accrued litigation costs                         356,893           453,361
Loans payable                                    634,940           145,000
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 3,263,377         2,674,822
                                             -----------       -----------

LONG-TERM LIABILITIES:
Notes-payable                                    716,414           275,000
Minority interest                                166,677           338,872
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 883,091           613,872
                                             -----------       -----------
TOTAL LIABILITIES                              4,146,468         3,288,694


STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 0.01 par value
15,000,000 shares authorized
   (50 and 0 shares issued &
    outstanding, respectively)                      -                 -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  111,325,143 and 79,837,593 shares
  issued & outstanding, respectively)          1,113,253           798,376
Additional paid-in capital                    19,074,231        18,827,877
Notes Receivable for Stock                      (644,828)         (538,537)
Accumulated deficit                          (22,962,218)      (21,384,580)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (3,419,562)       (2,036,690)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   726,906       $   991,830
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  3 -
-------------------------------------------------------------------------------

                          NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIODS
                               ENDED MARCH 31, 2003 AND 2002

                                       Three Months Ended                Nine Months Ended
                                            March 31,                       March 31,
                                      2003          2002               2003          2002
                                   -----------   -----------       -----------   -----------
                                   (unaudited)                     (unaudited)
REVENUES:
Gross sales                        $   133,302   $   608,063       $   593,201   $ 1,377,654
Discounts                              (13,391)     (118,112)          (87,796)     (157,687)
Returns                                (31,666)     (122,859)          (97,630)     (161,359)
                                   -----------   -----------       -----------   -----------
NET SALES                               88,245       421,092           407,775     1,058,608

COSTS AND EXPENSES:
Cost of products sold                   33,865       172,879           172,154       370,396
General and administrative             480,993       442,792         1,239,658     1,476,388
Marketing and advertising               15,742       212,235           264,458       490,898
Consulting services                     33,499        42,785           124,959       125,385
Research and development                 1,500         4,533            28,150         6,117
Promotional costs                       12,985       111,745            68,421       367,639
Depreciation and amortization            1,991         3,155             5,972         7,028
                                   -----------   -----------       -----------   -----------
TOTAL COSTS & EXPENSES                 580,575       990,124         1,903,772     2,843,851
                                   -----------   -----------       -----------   -----------
LOSS FROM OPERATIONS                  (492,330)     (569,032)       (1,495,997)   (1,785,243)


OTHER INCOME (EXPENSE)
Other expense                             -             -                 -         (242,872)
Other income                               363        26,131             1,452        26,131
Interest income                          9,908         5,511            23,157         5,774
Interest expense                       (62,358)          (68)         (116,682)      (69,454)
Minority interest income                 4,602        (4,338)           13,432        12,923
                                   -----------   -----------       -----------   -----------
TOTAL OTHER INCOME (EXPENSE)           (47,485)       27,236           (78,641)     (267,498)
                                   -----------   -----------       -----------   -----------
NET LOSS BEFORE INCOME TAXES          (539,815)     (541,796)       (1,576.638)   (2,052,741)

PROVISION FOR INCOME TAXES               1,000          -                3,000         3,200
                                   -----------   -----------       -----------   -----------
NET LOSS AFTER INCOME TAXES        $  (540,815)  $  (541,796)      $(1,577,638)  $(2,055,941)
                                   ===========   ===========       ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                     $    (0.01)   $    (0.01)       $    (0.02)   $    (0.04)
                                   -----------   -----------       -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                           90,496,490    53,591,521
                                                                   ===========   ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  4 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                           MARCH 31,
                                                      2003          2002
                                                   -----------   -----------
                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(1,577,638)  $(2,055,941)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                        5,971         7,028
    Minority interest                                    6,733       (12,923)
    Issuance of stock for services and warrants        468,804       515,000
    Unearned compensation                                 -          315,000

Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable          11,480      (200,840)
    (Increase)/decrease in inventories                  83,268      (613,137)
    (Increase)/decrease in prepaid expenses            120,216      (161,444)
    (Increase)/decrease in other assets                 11,160       (14,598)
    (Increase)/decrease in accounts payable
      and accrued expenses                             289,880       231,627
                                                   -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                 (580,126)   (1,990,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                               -          (52,110)
Payments for Nasal Mist, Inc. investments              165,462         -
                                                   -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES                165,462       (52,110)
                                                   -----------   -----------
SUBTOTAL CARRIED FORWARD                              (414,664)   (2,042,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                 297,485     1,009,787
Proceeds from issuance of preferred stock,
  (net)                                                   -          622,500
Payment on loans payable,                              (59,803)      (10,911)
Proceeds from notes payable                             85,000       275,000
Due to/from officers                                    57,263       117,445
                                                   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              379,945     2,013,821
                                                   -----------   -----------
NET (DECREASE) IN CASH                                 (34,719)      (28,517)

CASH AT BEGINNING OF PERIOD                             43,254       162,921
                                                   -----------   -----------
CASH AT END OF PERIOD                              $     8,535   $   134,404
                                                   ===========   ===========
SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                         $     4,554   $      -
                                                   ===========   ===========
  Income taxes                                     $      -      $     4,135
                                                   ===========   ===========


Non Cash Transactions

  Stock issued for services
    and syndication costs                          $   325,166
  Accounts payable converted to note payable       $   671,500
  Stock issued for notes receivable                $    85,000
  Stock issued in exchange for NMI stock           $   165,462

    See Accountants' report and notes to consolidated financial statements.

                                    -  5 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation).
In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of March 31, 2003 also holds a 55 percent (55%) ownership interest in DTI and a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote R).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Minority interest represents the minority shareholders' interest of gains and losses and shareholders equity (deficit) in DTI and NMI. All significant intercompany transactions and balances have been eliminated in consolidation as of March 31, 2003 and 2002.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP'). The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes there to included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002.

REVENUE RECOGNITION:

Revenue from the sale of products is generally recognized at time of shipment to the customer. Our revenue arrangements with our customers often include sales incentives and other promotional costs such as coupons, volume based discounts and off invoice discounts. These costs are typically referred to collectively as "trade spending" pursuant to EITF 00-14, EITF 00-25 and EITF 01-09. These costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are generally classified as a reduction of revenue.

INVENTORY:

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to March of 2004. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the Food and Drug Act Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

PROMOTIONAL, MARKETING AND ADVERTISING COSTS

Promotional, marketing and advertising costs are expensed as incurred. The Company incurred marketing and promotional expenses of $332,879 and $858,537, for the nine-month periods ending March 31, 2003 and 2002 respectively.

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

                                    -  6 -
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


D.  INVENTORY:

Inventory as of March 31, 2003 and June 30, 2002 is comprised of the following:

                                       March 31,           June 30,
                                         2003                2002
                                     ------------        ------------
Healthcare products                       419,601             557,445
Contact lenses                                244                 832
Raw materials                             207,388             152,224
                                     ------------        ------------
                                     $    627,233        $    710,501
                                     ============        ============

The Company has made the decision to indefinitely discontinue its MigraDaily product due to various market factors. The MigraDaily inventory was written down in June 2002 by approximately $114,000 to reflect this decision.

                                    -  7 -
-------------------------------------------------------------------------------

E.  PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2003 and June 30 2002, consists of the following:

                                          March 31,     June 30,
                                            2003          2002
                                          ----------------------
     Office furniture                     $ 15,044      $ 15,044
     Office equipment                       24,818        24,818

     Less: accumulated depreciation        (10,328)       (4,357)
                                          ----------------------
                                          $ 29,534       $ 35,505
                                          ========       ========


F.  NOTES RECEIVABLE FOR COMMON STOCK:

The following table details stock purchases made by officers and directors of the Company using secured full recourse notes. The notes accrue interest as shown and are due and payable on April 15, 2005.

                                                           Accrued
Officer                       # of Shares   Note Amount    Interest
-------                       -----------   -----------   -----------
James R. Arabia                6,750,000     $320,625     $16,756.00
Chairman and
Chief Executive Officer

Donald Brucker                 5,000,000     $100,000     $ 9,849.55
Senior V.P. Research &
Development, Director

Timothy J. Connor              5,000,000     $100,000     $ 9,849.55
Director

Jason Belice                   1,750,000     $ 35,000     $ 1,131.91
Secretary and
Former V.P. of
Business Affairs

Alan Udin                      1,000,000     $ 20,000     $   646.52
V.P. Operations

David A. Gotz                    750,000     $ 15,000     $   484.89
Director

Timothy R. Scott                 750,000     $ 15,000     $   484.89
Director
---------------------------------------------------------------------
                              16,750,000     $605,625     $39,202.95
                             ========================================

The aggregate receivable of $644,828 (pursuant to the notes) is reflected as a contra equity in the financial statements.


G.  NOTE RECEIVABLE FROM OFFICER

This reflects a loan that was made to the secretary of the Company on February 15, 2002. The note accrues interest at 5.6% per annum and Payable on February 15, 2005. The balance of the note with accrued interest is $47,817.


H.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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


I.  WARRANTS AND OPTIONS:

Warrants and options outstanding as of March 31, 2003 and June 30, 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.


J.  PREFERRED STOCK:

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

                                    -  8 -
-------------------------------------------------------------------------------

K.  LOANS PAYABLE:

Loans payable as of March 31, 2003 and June 30, 2002 consist of the following:

                                         March 31, 2003     June 30,  2002
                                          ------------       ------------

     Loan payable to unrelated party,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                    310,904             60,000

     Loans payable to unrelated parties,
     unsecured, with annual interest
     varying from 8 to 10%.                    102,786             50,000


     Loans payable to related parties,
     secured, with annual interest
     of 10%.                                   291,250               -

     Loans payable to various unrelated
     parties, unsecured, with one-time
     interest charge of 100%                    30,000             35,000
                                          ------------       ------------
                                          $    634,940       $    145,000
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

During the first quarter ended September 30,2002 the Company issued two short-term notes for $65,000 for the receipt of cash at an annual interest rate of 8% and 10% and a short term note of $13,125 in receipt for inventory at 8%. The Company was able to settle one note of $5,000 for stock and paid down an additional $29,000 on various outstanding promissory notes.

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

During the third quarter ended March 31,2003 the Company issued two notes for $213,959 as payment for inventory and services at an annual interest rate of 8%. As of March 31,2003 the accrued interest on all the outstanding short-term notes is $34,058.


L.  LEASES:

The Company, leases its corporate office facilities under an operating lease, that expires on March 31, 2003. The Company's base rent under the lease is $4,904 per month. Office rent and incidental expense was $38,000 and $72,358 for the Nine month period ending March 31, 2003 and 2001, respectively.


M.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering totaling $4,000,000. Each debenture is convertible into common stock of DTI at $1.25 a share. A total of $571,000 was received from this offering. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. The Convertible Debentures are not an obligation of the Company. To account for the impact of the Convertible Debentures on the Company's consolidated financial statements the Company has modified its statements to reflect the impact of the Convertible Debentures under "Minority Interest". As of March 31, 2003 accrued interest on the convertible debentures is $ $160,248. The Convertible Debentures are consolidated under Minority Interest in the finacial statements.


N.  NOTES PAYABLE:

During the year ended June 30, 2002 the Company conducted a Private Placement, which included the sale of equity/debt units. Pursuant to the stated terms of the offering, if an investor purchased a note for $100,000 face value such investor would also have the right to purchase shares of restricted common stock for $.01 per share in an amount equal to; $50,000 divided by the closing share price as of the closing date of the transaction (for example, $50,000 divided by $.10 per share = 500,000 shares X $.01 =$5,000). The Notes accrue interest at 10 percent per year compounded semi-annually until December 1, 2004, have a cash interest payment due on June 1, 2003 and mature on June 1, 2004. As of March 31, 2003 accrued interest on the Notes is $ 50,164.

Additionally, on October 5, 2002 the Company issued a ten-percent (10%) Senior Secured Note for the amount of $382,500. One-half (1/2) of the face value of the Senior Note ($191,250) shall be due and payable on October 5, 2003 and one-half (1/2) of the face value of the Senior Note, plus all accrued but unpaid
interest, shall be due and payable on October 5, 2004.   On November 1, 2002
the Company issued a ten-percent (10%) Senior Secured Note for amount of $200,000 payable and due on June 1, 2005. The Notes as of March 31, 2003 totaled $666,250. As of March 31, 2003 accrued interest on the Notes is $50,164.

                                    -  9 -
-------------------------------------------------------------------------------

O.  INCOME TAXES:

Provision for income taxes for the periods ending December 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                         March 31, 2003       June 30, 2002
                                          ------------        ------------
     Current income taxes                 $      3,000        $      3,562
     Deferred income taxes                ------------        ------------
     Provision for income taxes           $      3,000        $      3,562
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,486,346
     Valuation allowance                    (5,486,346)
                                          ------------
     Net deferred tax asset               $       -
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


P.  CONTINGENT LIABILITIES:

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company filed its first amended counter-complaint claiming intentional misrepresentation, negligent misrepresentation and demanded rescission of the sub-lease.

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


Q.  MAJOR CUSTOMER AND SEGMENT INFORMATION:

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. Two customers accounted for 28% of net sales for the Quarter ending March 31, 2002 due to the number of stores they represent and operate. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product. The loss of this single product market could cause severe damage to the Company's financial future.

                                    March 31,    June 30,
                                      2003         2002
                                   ------------------------
                    Customer A         17%          57%
                    Customer B         11%          14%
                    Customer C          -           11%


R.  NASAL MIST BUY OUT:

The Company subsequent to year-end negotiated the purchase of most of the remaining interest of one of its subsidiaries, NMI, at an average price of three shares of Company restricted common stock for each share of the subsidiary. Total cost to the Company based on the fair market value of the Company's common stock on the date of settlement was $165,462. The Company intends to either purchase the remaining portion of the outstanding shares of the subsidiary at a future date or effect a short form merger of NMI into the Company.


S.  GOING CONCERN:

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the Quarter ended March 31, 2003 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $40,100 in the aggregate.

The Company is in various stages of development on a number of products and is actively evaluating alternative ways to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date. The Company believes its ability to build upon the current sales levels can only be accomplished if its capital raising efforts are successful and the Company has funds to execute marketing strategies that it is currently evaluating.

                                    - 10 -
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company test marketed its MIGRASPRAY product through the use of direct response transactional television programming (also known as infomercials) and direct response print advertisement. The Company has ceased testing its infomercials due to lack of funding and is evaluating alternative marketing strategies. The Company markets MIGRASPRAY through wholesale/retail distribution and electronic commerce on a national basis. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of television and print media, production and broadcast of programming, order processing and fulfillment, and customer service.

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

                                    - 11 -
-------------------------------------------------------------------------------

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from April 1, 2002 to March 31, 2003, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.02 to $0.23. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $22.4 million through March 31, 2003. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

                                    - 12 -
-------------------------------------------------------------------------------

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

Product Liabilities.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently has $5,000,000 of product liability insurance with $2,500 self-insurance retention per occurrence and no self-insurance retention in the aggregate and its manufacturers have insurance policies. However, there can be no assurance that the insurance will continue to be available at a reasonable cost, or if available, will be adequate to cover liabilities or that the Company will have the capital necessary to pay insurance premiums, however priced.

Competition in the Industry.

The business of designing, marketing, and selling nutraceutical and diagnostic items and other products like those offered by the Company is highly competitive. Numerous manufacturers, distributors, and retailers compete actively for customers. Many of the Company's competitors are substantially larger than the Company and have greater financial resources. The market is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products. To a lesser degree, the Company is subject to significant competition from other organizations for the services of distributors. The Company's ability to remain competitive depends, in significant part, on the success of the Company's marketing efforts.

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

                                    - 13 -
-------------------------------------------------------------------------------

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

Inventory Expiration

The Company has inventory that carries expiration dates ranging from June of 2003 to March of 2004. Product carried in retail stores with a short duration of time until expiration may be subject to returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the Food and Drug Act Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

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

                                    - 14 -
-------------------------------------------------------------------------------

The Company estimates that it will require substantial capital in order to continue its operations and to finance (i) the national marketing and national distribution of its migraine relief product, and (ii) the development, promotion and maintenance of its product supply chain. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations and there can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

Rule 144 Stock Sales

As of March 31, 2003, the Company had approximately 78,624,563 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company closed its convertible preferred stock private placement offering during the first quarter of fiscal year ending June 30, 2002 of which the Company secured approximately $847,500. The Company is currently evaluating its new private placement (the "Private Placement") offering of either convertible debentures, restricted common stock and/or debt/equity Units, including an evaluation of whether an amount substantially less than $3,000,000 can meet the Company's capital needs. The debt/equity offering is currently for a maximum of $3,000,000 with no minimum offering requirements, and is being offered and sold to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and to a limited number of non-accredited investors with a closing date of June 30, 2003, unless extended at the discretion of the Company's Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, thereunder.

The Company believes that the amount of funding contemplated by the Private Placement likely will be decreased from $3.0 million to a maximum of between $1.0 to $1.5 million ("Maximum Offering Amount") and if (i) funding for the Maximum Offering Amount is achieved within the time frame currently planned, and (ii) certain minimum sales projections can be reached, that anticipated future growth plans can be funded from cash provided by forecasted operations. There can be no assurance that the Company will timely complete its Private Placement , that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital andoperating needs. If the Company is unable to complete it's Private Placement offering, the Company will be severely limited in its ability to continue its operations. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts. To date, the Company has raised approximately $3,035,000 (including its previous preferred stock offering and the settlement of trade payables and creditors) in capital through a combination of debt and equity investments and the settlement of outstanding obligations, which totaled $1,101,000.

                                    - 15 -
-------------------------------------------------------------------------------

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

FINANCIAL RESOURCES

At March 31, 2003 and June 30, 2002, the Company had current assets of $643,944 and $893,627 including cash of $8,535 and $43,254, respectively. At March 31, 2003, current assets included nutraceutical inventory valued at $419,601 and prepaid expenses of $900. Total assets were $726,906 and $991,830, respectively.

Gross sales for the nine month period ending March 31, 2003 and 2002 were $593,201 and $1,377,654, respectively. Costs and expenses for the nine month period ended March 31, 2003 and 2002 were $1,903,772 and $2,843,851, resulting in a loss from operations of $1,495,997 and $1,785,243, respectively.

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

                                    - 16 -
-------------------------------------------------------------------------------

QUARTER ENDED MARCH 31, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $133,302 for the three month period ended March 31, 2003, compared with $608,063 in gross sales for the same period ending March 31, 2002. This represented a decrease of $474,761 in gross sales from the year before. The Company attributes the sales decrease to (i) slow sales of MIGRASPRAY due to the lack of adequate financing needed to launch a national marketing and advertising campaign for the product, resulting in a decrease of new orders. Additionally, initial orders from retailers anticipated faster product sales that have not materialized, resulting in slow re-orders or the cessation of re-orders in the case of retailers that have decided to sell-off their remaining stock of MigraSpray and not place any re-orders at this time.. The Company also experienced sales discounts totaling $13,391 on its products and accrued product returns of $31,666 for the three month period ended March 31, 2003, compared with sales discounts totaling $118,112 on its products and product returns of $122,859 for the same period ending March 31, 2002. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to estimated adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 15,000 stores nationwide.

The Company experienced a net loss of $540,815 for the three month period ended March 31, 2003, compared with a net loss of $541,796 for the same period ended March 31, 2002. This represents a decrease of $981 from the prior year. The Company attributes this to a substantial decrease in promotional and consulting cost offset by increased interest expense for the three-month period.

The Company's gross profit margin for the three-month period ended March 31, 2003 and 2002 was 38.4% and 41.1%, or $54,380 and $248,213, respectively. The
Company's cost of products sold for the periods ending March 31, 2003 and 2002 was $33,865 and $172,879, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $33,499 for the three-month period ended March 31, 2003, compared with $172,879 for the same period ended March 31, 2002. This represented a decrease of $139,380 from the prior year. Selling and administrative expenses incurred by the Company, was $480,993 for the quarter ended March 31, 2003, compared with $442,792 for the same period ended March 31, 2002. This represented an increase of $38,201 or 9.1% from the prior year. Marketing and promotional expenditures incurred by the Company, totaled $28,727 for the quarter ended March 31, 2003, compared with $323,980 for same period ended March 31, 2002. This represents a decrease of $295,253. This decrease is due to the decrease in promotional activities.

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $593,201 for the nine month period ended March 31, 2003, compared with $1,377,654 in gross sales for the same period ending March 31, 2002. This represented a decrease of $784,453 in gross sales from the year before. The Company attributes the sales decrease to slow sales of MIGRASPRAY due to the lack of adequate financing needed to launch a national marketing and advertising campaign for the product, resulting in a decrease of new orders. Additionally, initial orders from retailers anticipated faster product sales that have not materialized, resulting in slow re-orders or the cessation of re-orders in the case of retailers that have decided to sell-off their remaining stock of MigraSpray and not place any re-orders at this time. The Company also experienced sales discounts totaling $87,796 on its products and accrued product returns of $97,630 for the nine month period ended March 31, 2003 compared to $157,687 and $161,359 respectively for the nine month period ended March 31, 2002. Sales Discounts are attributable to discounts that are taken relative to payment schedules and also retail discounts or "slotting fees" that are generally a prerequisite for new products being accepted by major retailers. Product returns are primarily attributable to estimated adequate reserves for product returns. However, as more data becomes available the reserve may prove to be inadequate, which would require an additional charge in future periods. Further, if inventory at retail outlets becomes stale dated before it can be sold, then product returns that exceed the amount that the Company has currently reserved for are likely, which would also lead to additional future charges against earnings. The Company is focused on the sales and marketing of MIGRASPRAY, which is distributed to more than 15,000 stores nationwide. As described earlier the Company is test marketing a direct response campaign for MIGRASPRAY as a strategy to efficiently raise product and brand awareness and to increase sales.

The Company experienced a net loss of $1,576,638 for the nine month period ended March 31, 2003, compared with a net loss of $2,055,941 for the same period ended March 31, 2002. This represents a decrease of $479,302 from the prior year. The Company attributes this to a substantial decrease in administrative, promotional and consulting cost for the nine month period.

The Company's gross profit margin for the nine-month period ended March 31, 2003 and 2001 was 42.2% and 35.0%, or $235,621 and $688,212, respectively. The
Company's cost of products sold for the periods ending March 31, 2003 and 2001 was $172,154 and $370,396, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $124,959 for the nine-month period ended March 31, 2003, compared with $490,898 for the same period ended March 31, 2002. This represented a decrease of $365,939 from the prior year. Selling and administrative expenses incurred by the Company, was $1,239,658 for the nine-month period ended March 31, 2003, compared with $1,476,388 for the same period ended March 31, 2002. This represented an decrease of $236,730 or 18.9% from
the prior year.   Marketing and promotional expenditures incurred by the
Company, totaled $332,879 for the quarter ended March 31, 2003, compared with $858,537 for same period ended March 31, 2002. This represents a decrease of $525,658.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, and warrants, and revenue from sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete its Private Placement, that any warrants will be exercised or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or seek bankruptcy protection or liquidation. See "Plan of Operation - Financial Resources." The Company had as of March 31, 2003 $8,535 in cash.

                                    - 17 -
-------------------------------------------------------------------------------

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

                                    - 18 -
-------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:   May 20, 2003                  NATUREWELL, INCORPORATED

                                       By:  /S/ James R. Arabia
                                            ___________________
                                                James R. Arabia
                                                  Chairman and
                                            Chief Executive Officer


Dated:   May 20, 2003

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

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company filed its first amended counter-complaint claiming intentional misrepresentation, negligent misrepresentation and demanded rescission of the sub-lease.

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

On July 16, 2002 the Company held a special meeting of the Board of Directors to discuss the status of its relationship with Mitchell Health Technologies ("Mitchell"). This meeting was a result of the Company being convinced that Mitchell, unbeknownst to the Company, had cooperated with and provided confidential information about the Company to Roberts, a previous adverse litigant against the Company (see above), while Roberts was still active in his litigation against the Company. At the time of this believed cooperation, Mitchell was not under any court order or subpoena to provide information to Roberts. The Company's Chief Executive Officer, Mr. James R. Arabia, at the instruction of the Board of Directors, contacted Mr. Russ Mitchell (on July 17,
2002) to discuss with Mr. Mitchell the future of the master broker relationship (which the Company believed was deteriorating prior to the July 16 board meeting) and requested Mitchell to propose a resolution of the untenable situation which it believed existed between the Company and Mitchell. This was to include any proposals Mitchell might have for the termination of its relationship with the Company. A period of non-communication (regarding the matter) ensued for approximately three weeks, which ended with the Company being served with a lawsuit on August 13, 2002 for an action filed by Mitchell in the United States District Court, Western District of Wisconsin. The same law firm and lawyer that represented Roberts in his litigation against the Company represents Mitchell in the suit. The lawsuit alleges breach of contract by the Company and the failure to register transfer of restricted common stock that Mr. Mitchell and Mr. James Higgins( a Mitchell employee) claim they own, and for which the Company disputes that it has received full consideration from Mssrs. Mitchell and Higgins for the shares. The Company believes the suit is frivolous and without merit and will vigorously defend itself against these allegations. Additionally, the Company intends to respond with a cross complaint against Mitchell Health Technologies and Mr. Mitchell, individually, for various claims.

                                    - 20 -
-------------------------------------------------------------------------------

ITEM 2.   CHANGE IN SECURITIES

During the three months ending March 31, 2003 the Company made the following issuances and sales of securities which are being offered without registration under the Securities Act of 1933 and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder.

The following is a summary of the issuances and sales of securities made during the three months ending March 31, 2003:

40,000 shares issued for accounts payable;; 2,970,370 shares issued in return for monies received pursuant to the Private Placement.

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


ITEM 3.   DEFAULTS UPON SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.

                                    - 21 -
-------------------------------------------------------------------------------

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          Exhibit 99.1

     Reports on Form 8-K

          None.

                                    - 22 -
-------------------------------------------------------------------------------