Form 10QSB/A
period 2003-03-31
NATUREWELL INC
filed 2003-06-10
CIK 945617

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2003

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to _______


                       Commission File Number: 33-93132

                           NatureWell, Incorporated
         ------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Delaware                                 94-2901715
                ----------                                ----------
        (State or other jurisdiction                    (IRS Employer
      of incorporation or organization)             identification No.)

          7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037
         ------------------------------------------------------------
             (Address of principal executive offices and zip code)

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

                                    -  1 -
-------------------------------------------------------------------------------

INDEX

PART I   FINANCIAL INFORMATION                                            3

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31,                      3
         2003 (unaudited) and June 30, 2002

         Consolidated Statements of Operations for the                    4
         Three and Nine Months Ended March 31, 2003 and 2002 (unaudited)

         Consolidated Statements of Cash Flows for the Nine               5
         Months Ended March 31, 2003 and 2002 (unaudited)

         Notes to Consolidated Financial Statements                      6-10

ITEM 2   Management's Discussion and Analysis of                        11-18
         Financial Condition and Results of Operations

SIGNATURES                                                               19

         Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                     19-20

PART II  OTHER INFORMATION                                               21

ITEM 1  Legal Proceedings                                                22

ITEM 2  Changes in Securities                                            23

ITEM 6  Exhibit 99.1                                                     24

                                    -  2 -
-------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                               03/31/03          06/30/02
                                             -----------       -----------
                                             (unaudited)
                   ASSETS

CURRENT ASSETS:
Cash                                         $     8,535       $    43,254
Accounts receivable, net                           7,276            18,756
Inventory                                        627,233           710,501
Prepaid expenses                                     900           121,116
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        643,944           893,627

Property and equipment, net                       29,534            35,505

OTHER ASSETS:
Notes receivable                                  47,817            45,927
Other assets                                       5,611            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                           53,428            62,698
                                             -----------       -----------
TOTAL ASSETS                                 $   726,906       $   991,830
                                             ===========       ===========

 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   602,923       $   936,659
Accrued expenses                               1,668,621         1,139,802
Accrued litigation costs                         356,893           453,361
Loans payable                                    634,940           145,000
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 3,263,377         2,674,822
                                             -----------       -----------

LONG-TERM LIABILITIES:
Notes-payable                                    716,414           275,000
Minority interest                                166,677           338,872
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 883,091           613,872
                                             -----------       -----------
TOTAL LIABILITIES                              4,146,468         3,288,694


STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 0.01 par value
15,000,000 shares authorized
   (50 and 0 shares issued &
    outstanding, respectively)                      -                 -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  111,325,143 and 79,837,593 shares
  issued & outstanding, respectively)          1,113,253           798,376
Additional paid-in capital                    19,074,231        18,827,877
Notes Receivable for Stock                      (644,828)         (538,537)
Accumulated deficit                          (22,962,218)      (21,384,580)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (3,419,562)       (2,036,690)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   726,906       $   991,830
                                             ===========       ===========

    See Accountants' report and notes to consolidated financial statements.

                                    -  3 -
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


Dated:   June 09, 2003                  NATUREWELL, INCORPORATED

                                       By:  /S/ James R. Arabia
                                            ___________________
                                                James R. Arabia
                                                  Chairman and
                                            Chief Executive Officer


Dated:   June 09, 2003

                                       By:  /S/ Robert Malasek
                                            ___________________
                                                Robert T. Malasek
                                                  Treasurer and
                                            Chief Financial Officer



                           Certification


I, James R Arabia, the Chief Executive Officer of NatureWell, Incorporated, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of NatureWell, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 09, 2003

By: /s/ James R. Arabia
--------------------------------------------------
James R. Arabia
Chief Executive Officer

                                 - 19 -
--------------------------------------------------------------------------


I, Robert T. Malasek, the chief financial officer for Naturewell, Incorporated, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of NatureWell, Incoporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 9, 2003

By: /s/ Robert Malasek
--------------------------------------------------
Robert T. Malasek
Chief Financial Officer

                                    - 20 -
-------------------------------------------------------------------------------

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

                                    - 21 -
-------------------------------------------------------------------------------

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


ITEM 3.   DEFAULTS UPON SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.

                                    - 22 -
-------------------------------------------------------------------------------

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          Exhibit 99.1

     Reports on Form 8-K

          None.

                                    - 24 -
-------------------------------------------------------------------------------