Form 10KSB
period 2003-06-30
NATUREWELL INC
filed 2003-10-17
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003 or

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB-A or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $685,449.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 14, 2003 the aggregate market value was $2,286,650.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 14, 2003 the Company had issued and outstanding 114,332,477 shares of $0.01 par value common stock.

     Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None.

     Transitional Small Business Disclosure Format (check one):
                          Yes     [ ]     No     [X]

                                    -  1 -
-------------------------------------------------------------------------------

ITEM 1.   BUSINESS

Background of Company

NatureWell, Incorporated (the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is engaged primarily in the research and development of unique proprietary healthcare products intended for a variety of conditions and has completed development of a homeopathic OTC drug used for the treatment and prevention of migraine headaches. The migraine medication, MIGRASPRAY(R), was formerly being marketed nationwide in retail drug stores. Currently the Company is test marketing MIGRASPRAY to healthcare professionals and direct to consumers, which marks a turn in the Company's marketing plans away from a conventional retail approach (see Note Q "Subsequent Events" in Notes to Financial Statements).

The Company outsources its manufacturing and much of its distribution, call center, customer service and product fulfillment activities to third party vendors. The Company has four employees at its corporate headquarters located in La Jolla, California.

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

The Company is currently testing its new marketing strategy of selling MIGRASPRAY directly to consumers and healthcare professionals. The Company plans to directly market MIGRASPRAY to the healthcare provider network using in-house and outside sales representatives and distributors. The Company plans to also continue selling MIGRASPRAY via the Internet and other direct to consumer sales. It is anticipated that additional testing will be needed before the Company can launch a full-scale effort for its new marketing strategy.

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

Order Fulfillment

Currently the Company's order fulfillment process is performed through third party warehouses and fulfillment centers. Order fulfillment activities include receiving merchandise from manufacturers, inspecting merchandise for damages or defects, storing product for later delivery, packaging, and shipping of product and processing of customer returns. Each direct response customer is charged a shipping and handling fee in addition to the cost of the product. The Company is evaluating the possibility of handling its fulfillment of direct to healthcare provider sales in-house.

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

                                    -  2 -
-------------------------------------------------------------------------------

Product Overview

  * MIGRASPRAY(R) provides fast relief from migraines and other types of headaches without side effects. This homeopathic herbal preparation is a convenient, economical, and fast acting sublingual spray.

  * ALLERSPRAY(R) provides fast relief for allergy symptoms without drowsiness, dry mouth, or other side effects. This homeopathic combination has all natural ingredients provided in a convenient, economical, fast-acting sublingual spray. (Currently on hold)

  *  Living Water Eye Lotion(tm) - discontinued.

  *  NatureWell(tm) Contact Lenses - discontinued.

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

                                    -  3 -
-------------------------------------------------------------------------------

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

The Company has completed development of ALLERSPRAY, designed for the fast relief of allergy symptoms, without drowsiness, dry-mouth or other side effects. Other products under development using the MICROMIST technology include an anti-inflammatory treatment for the symptoms of arthritis, a natural tranquilizer and a daily treatment for the symptoms of Parkinson's disease.

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

                                    -  4 -
-------------------------------------------------------------------------------

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

Human Resources

The Company has four employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement, and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

ITEM 2.   PROPERTY

The Company's corporate offices are located at 7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037. The offices are approximately 2,000 square feet and leased through March 31, 2004 at approximately $5,214 per month. Currently the Company is in default on its lease and pays rent on a month to month basis at $2,000 per month pursuant to a short term arrangement with its landlord. The difference between the reduced rate of rent and the contracted rate of rent continues to accrue.

ITEM 3.   LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-KSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

Currently the Company does not carry product liability insurance. Pending the outcome of the Company's restructuring efforts, and tests of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                    -  5 -
-------------------------------------------------------------------------------

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

The Company and Danka have entered into settlement discussions and a tentative agreement has been reached wherein Danka would receive a subordinated note issued by the Company in the amount of #325,000. The proposed note contains the same terms and conditions as the notes being offered to creditors of the Company (see also Note Q, "Restructuring"). The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

On August 13, 2002 Mitchell Health Technologies (the Company's former master broker) filed an action against the Company in the United States District
Court, Western District of Wisconsin. The lawsuit alleges breach of contract by the Company and the failure to register transfer of restricted common stock that Mr. Mitchell and Mr. James Higgins (a Mitchell employee) claim they own, and for which the Company disputes that it has received full consideration from Mssrs. Mitchell and Higgins for the shares. The Company counter sued Mitchell and Higgins claiming, among other things, breach of contract and breach of fiduciary duty. The matter is scheduled for trial on November 3, 2003. It is unclear to the Company the exact amount of damages that Mitchell and Higgins seek. Under the Mitchell and Higgins' claim that the Company failed to register transfer shares allegedly owned by Mitchell and Higgins the Company believes that the parties are seeking the difference between the value of the stock at the time it was allegedly qualified for legend removal and the value at the conclusion of the trial. Under this theory damages sought could range from between $60,000 and $300,000. There can no assurance that the Company's estimate of the damages being sought is reliable or accurate. Under Mitchell's claim for breach of contract, it is the Company's understanding that Mitchell is proceeding under a theory that it is entitled to damages in an amount equal to 10.5% (Mitchell's commission rate when he acted as the Company's master broker) of projected sales assuming that the Company had spent a minimum for advertising and marketing of $1 million over a period of time that is unclear to the Company, pursuant to oral contracts (that the Company allegedly entered into with Mitchell Health) requiring it do so. The Company assumes that Mitchell is seeking an amount in damages equal to 10.5% of projected sales for a period of time that extends to November 2005 (the termination date of the contract that Mitchell alleges governs the parties relationship). The Company has no reliable way to estimate an amount of damages under the Mitchell theory.

On May 23, 2003 Stephen C. Roberts ("Roberts"),a former director and officer for the Company, filed suit to enforce a settlement agreement previously reached between himself and the Company regarding a disputed consulting contract. The action was filed in Minnesota District Court, County of Hennepin, Fourth Judicial District, case # 03-8716, seeking $24,000 plus attorney's fees. The Company has cross complained in the suit alleging breach of contract, tortious interference with the Mitchell contract (see below) and promissory fraud and has requested that the court allow it to add Gelstat Corporation as a third party defendant. The Company seeks damages in an amount to be determined at trial and injunctive relief. Gelstat is a publicly traded company engaged in the development of an over the counter migraine relief product. Roberts and Mitchell act as CEO and President, respectively, of Gelstat

On August 13, 2003 Mr. Kenneth Yonika, the Company's former CFO consultant filed a claim for payment of wages due in the amount of $215,000. The Company disputes the validity of Mr. Yonika's claim and will vigorously defend itself against such claim. Currently the Company and Mr. Yonika are in settlement discussions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2003, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

                                    -  6 -
-------------------------------------------------------------------------------

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

                                                           HIGH     LOW
                                                          ------   ------
Fiscal Year 2001:
First Quarter ...........................................  0.14     0.10
Second Quarter...........................................  0.16     0.075
Third Quarter ...........................................  0.94     0.14
Fourth Quarter...........................................  0.73     0.17

Fiscal Year 2002:
First Quarter ...........................................  0.21     0.075
Second Quarter...........................................  0.15     0.055
Third Quarter ...........................................  0.087    0.045
Fourth Quarter...........................................  0.30     0.085

Fiscal Year 2003:
First Quarter ...........................................  0.10     0.03
Second Quarter...........................................  0.06     0.02
Third Quarter............................................  0.05     0.02
Fourth Quarter...........................................  0.05     0.02


Recent Sales of Securities

During the year ending June 30, 2003 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of July 2002, the Company issued the following restricted shares of common stock;(i) 1,232,998 shares for cash proceeds of $33,665, (ii) 4,250,000 shares in exchange for Secured Promissory Notes from officers, directors and employees totaling $85,000, (iii) 2,250,000 shares as payment for services of $151,150, (iv) 242,857 shares as payment of officer bonuses in the amount of $6,000, and (v) 90,000 shares as payment of employee bonuses in the amount of $900.

During the month of September 2002, the Company issued the following restricted shares of common stock; (i) 388,176 shares as payment of $27,172 for shares of NMI pursuant to an offer to purchase made to all NMI shareholders, (ii) 3,410,000 shares as payment of $68,455 of services, and (iii) 166,667 shares as payment of $2,545 loan payable.

During the month of October 2002, the Company issued 307,286 restricted shares of common stock as payment of $10,000 of services and 12,750,000 restricted shares of common stock to the Company's Chief Executive Officer that was part of a equity/debt issuance to the officer representing partial payment of monies owed to the officer for salary and monies loaned to the Company (the 12,750,000 shares were issued along with a senior note for $382,500 as payment of $510,000 of the amounts due to officer).

During the month of November 2002, the Company entered into a settlement agreement with a major shareholder whereby 2,320,433 shares previously purchased by the shareholder were cancelled and 4,571,429 new restricted shares were issued along with a promissory note for $200,000 in return for cash proceeds to the Company of $100,000. The Company recorded issuance costs of $122,510 in connection with the transaction.

During the month of December 2002, the Company issued 1,078,200 restricted shares of common stock as payment of $24,855 of services.

During the month of January 2003, the Company issued 2,970,370 restricted shares of common stock for cash proceeds of $41,000.

During the month of April 2003, the Company issued 500,000 restricted shares of common stock as payment of $5,000 of officer bonus and 50,000 restrcited shares of common stock as payment of $900 of services.

Subsequent to year-end the Company issued 1,423,272 shares of restricted common stock as payment of $15,223 of services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has begun test marketing its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and adverstising, production and broadcast of programming, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon a successful completion of its restructuring effort (see Note Q) and the raising of needed working capital.

                                    -  7 -
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

                                    -  8 -
-------------------------------------------------------------------------------

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.6 million through June 30, 2003. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

Product Liabilities.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently does not carry product liability insurance. Pending the outcome of the Company's restructuring efforts, and testing of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

                                    -  9 -
-------------------------------------------------------------------------------

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

Concentrated Customer Base and Single Market Segment

Currently the Company's customer base is extremely concentrated. Nine customers accounted for more than 76% of gross revenues for the year ending June 30, 2003. If such concentration was to continue and the Company was to lose a major customer it could result in a material decline in the Company's revenues. Additionally, the Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

There can be no assurance that a court of competent jurisdiction would hold the Company's patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications will result in patents being used or issued or that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely up on unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights in the unpatented trade secrets.

                                    - 10 -
-------------------------------------------------------------------------------

Inventory

The Company realized a write-down of inventory in year 2002 of $113,846. The inventory write-down in 2002 was primarily related to the discontinuation of the Company's product line MigraDaily. Cost of goods sold for the year 2002 includes the inventory write-down.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Due to slow product movement many of the Company's national and regional chain customers possess inventory that have expired dates. The Company will likely be asked by such customers to replace or accept returns of such inventory. The Company generally is not required to accept such product returns, but such requests are examined on a case-by-case basis. At this time the Company anticipates that it will not accommodate such requests except under certain limited circumstances whereby a customer will accept replacement inventory. Prior to the Company's plans to change its marketing direction away from conventional retail it would likely have accommodated such product return requests. The Company in the future intends to either omit the labeling of an expiration date (under the Food and Drug Act homeopathic drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

Capital Requirements.

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is substantially affected by the success of its restructuring efforts (see Note Q of notes to financial statements). If the Company is unable to accomplish a satisfactory restructuring it is likely that the Company would be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. Assuming a satisfactory restructuring the Company believes that the completion of sufficient capital raising efforts(as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing. If such capital raising efforts are unsuccessful the Company would likely be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

The Company estimates that it will require substantial capital in order to finance a full effort of its new direct marketing strategy. The Company plans to issue additional equity and/or debt to finance such needs. Equity financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations and it would be likely that the Company would either have to file for bankruptcy and/or face liquidation or foreclosure of its assets. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

Rule 144 Stock Sales

As of June 30, 2002, the Company had approximately 72,414,790 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company is currently conducting a private placement (the "Private Placement") offering of senior secured convertible notes. The offering is for a maximum of $2,000,000 with no minimum offering requirements ("Maximum Offering Amount"), and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and a certain limited amount of unaccredited investors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, hereunder.

The Company believes that the amount of funding contemplated by the Private Placement is sufficient at this time provided (i) funding for the Maximum Offering Amount is achieved following a successful completion of a restructuring within the time frame currently planned, and (ii) certain minimum sales projections can be reached. There can be no assurance that the Company will timely complete either its restructuring or its Private Placement , that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring and its Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and would likely be forced to file bankruptcy and/or be subject to liquidation or foreclosure of its assets. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts.

                                    - 11 -
-------------------------------------------------------------------------------

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its initial research and development activities with respect to MIGRASPRAY and ALLERSPRAY to the extent that such products are either being marketed currently or are ready for marketing. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in ongoing research, and investigations are under way for the development of novel products to eliminate, prevent or reduce the symptoms associated with several conditions, including, but not limited to, arthritis, general pain and Parkinson's disease. The Company plans to conduct clinical trials and market analyses for such new products and to continue clinical testing and analyzing certain existing products. The Company has filed and is filing for additional patent protection on several products it is either currently developing or has developed, including a rapid reliever of pain due to arthritis (approximately twenty one million Americans suffer from arthritis). As the average age of the population increases and the attendant number of people suffering from arthritis symptoms increase, the search for, and marketing of products for treatment of such symptoms are growing at a rapid rate.

FINANCIAL RESOURCES

At June 30, 2003 and 2002, the Company had current assets of $576,029 and $885,458 including cash of $655 and $43,254, respectively. At June 30, 2003, current assets included inventory valued at $564,354 and prepaid expenses of $2,184. Total assets were $655,790 and $993,661, respectively.

Gross sales for the years ended June 30, 2003 and 2002 were $685,449 and
$1,501,296, respectively.    Costs and expenses for the years ended June 30,
2003 and 2002 were $2,379,400 and $3,926,461 resulting in a loss from operations of $1,905,552 and $3,269,067, respectively.

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

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company may add employees over the next twelve months if it is successful in its restructuring and capital raising efforts. If any anticipated employee positions are to be filled they will likely be at the sales and marketing staff level. The Company has downsized its staff from eight employees in the prior year to four.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to distribute its products through direct marketing to healthcare providers.

FISCAL YEARS ENDED JUNE 30, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $685,449 for the year ended June 30, 2003, compared with $1,501,296 in gross sales for the same period ending June 30, 2002. This represented an decrease of $815,847 in gross sales from the year before. The sales decrease is primarily attributable to slow product movement due to lack of financing necessary to provide advertising support for the Company's product. The Company also experienced sales discounts totaling $172,917 on its products and product returns of $38,684 for the year ending June 30, 2003. Sales Discounts are attributable to discounts that include sales incentives and other promotional costs such as coupons, volume based discounts, slotting fees and off invoice discounts. Product returns are primarily attributable to returns that the Company accepted in order to facilitate customer relations with its retail customers.

The Company experienced a net loss of $2,045,661 for the twelve-month period ended June 30, 2003, compared with a net loss of $3,467,129 for the same period ended June 30, 2002. This represents an decrease of $1,421,468 or 41% from the prior year. A substantial portion of the decrease in net loss is attributable to the decreased marketing and advertising costs and lower general and administrative expenses.

The Company's gross profit margin for the year ended June 30, 2002 was 52.1%, or $246,756. Gross profit margin for the year ended June 30, 2002 was 30.9%. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the years ended June 30, 2003 and 2002 was $227,092 and $454,041, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales through the use of direct and other marketing.

                                    - 12 -
-------------------------------------------------------------------------------

Consulting fees totaled $148,725 for the year ended June 30, 2003, compared with $189,863 for the same period ending June 30, 2002. This represented a decrease of $41,138 or 21.7% from the prior year. Selling and administrative expenses incurred by the Company, was $1,702,214 for the year ended June 30, 2003, compared with $2,291,913 for the same period ended June 30, 2002. This represented a decrease of $589,699 or 25.7% from the prior year. The decrease is due primarily to reduced salaries and workforce.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, warrants, and revenue from sales. Assuming a successful completion of an acceptable restructuring the Company anticipates that the proceeds from future private placements of equity and/or debt securities together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan or its Private Placement, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or either file bankruptcy or face liquidation or foreclosure of its assets. See "Plan of Operation - Financial Resources." The Company had as of June 30, 2003 $655 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

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

                                    - 13 -
-------------------------------------------------------------------------------

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

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANT                                  15

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2003 and 2002     16

     Consolidated Statements of Operations for the years ended
     June 30, 2003 and 2002.                                      17

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended June 30, 2003 and 2002.        18

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2003 and 2002.                                      19

     Notes to Consolidated Financial Statements                   20


                                    - 14 -
-------------------------------------------------------------------------------

A
C
I
ARMANDO C. IBARRA
Certified Public Accountant
A Professional Corporation


Armando C. Ibarra, C.P.A.                           Armando Ibarra, Jr., C.P.A.

Members of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

The Board of Directors of
NatureWell, Inc.

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



__________________________
ARMANDO C. IBARRA, CPA-APC

San Diego, California
October 15, 2003

                                    - 15 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                               06/30/03          06/30/02
                                             -----------       -----------
                                                                (Restated)

                   ASSETS

CURRENT ASSETS:
Cash                                         $       655       $    43,254
Accounts receivable, net                           8,836            10,587
Inventory                                        564,354           710,501
Prepaid expenses                                   2,184           121,116
Other current assets                                -                 -
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        576,029           885,458

Property and equipment, net                       27,543            35,505
OTHER ASSETS:
Notes receivable - officer                        48,447            45,927
Other assets                                       3,771            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                           52,218            62,698
                                             -----------       -----------
TOTAL ASSETS                                 $   655,790       $   983,661
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   735,238       $   744,703
Accrued expenses                                 220,914           293,325
Accrued litigation costs                         506,893           453,361
Loans payable                                    253,736           145,000
Current portion of long-term debt                192,441
Due to/(from) officers                         1,291,561           990,382
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 3,200,783         2,626,771
                                             -----------       -----------
LONG-TERM LIABILITIES:
Notes-payable                                    952,135          275,000
Convertible debentures (includes
 accrued interest of 172,406 and
 $123,773 for June 30, 2002 and
2003 respectivley)                               743,406          694,773
Minority interest                                   -                -
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES               1,695,541          969,773
                                             -----------       -----------
TOTAL LIABILITIES                              4,896,324        3,596,544

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value
15,000,000 shares authorized
  (Series A; 1,105 authorized,
   none and 258 for 2003 and 2002
   issued & outstanding, respectively)              -                   3
  (Series B; 50 and none issued &
   outstanding for 2003 and 2002)                      1              -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  112,909,205 and 80,871,655 shares
  issued & outstanding, respectively)          1,129,094           808,716
Additional paid-in capital                    18,851,983        18,640,825
Less Notes Receivable Officers                  (652,061)         (538,537)
Accumulated deficit                          (23,569,551)      (21,523,890)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (4,240,534)       (2,612,883)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   655,790       $   983,661
                                             ===========       ===========


    See Accountants' report and notes to consolidated financial statements.

                                    - 16 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                         June 30,      June 30,

                                           2003          2002

                                        -----------   -----------
                                                       (Restated)


REVENUES:
Gross sales                             $   685,449   $ 1,501,296
Discounts                                  (172,917)     (694,919)
Returns                                     (38,684)     (148,983)

                                        -----------   -----------
NET SALES                                   473,848       657,394

COSTS AND EXPENSES:
Cost of goods sold (including
Write-down of inventory of none
  and $113,876 respectively)                227,092       454,041
Write-down of scientific technology	                          -
General and administrative                1,702,214     2,291,913
Marketing and advertising                   284,657       971,585
Consulting services                         148,725       189,863
Depreciation and amortization                 7,962         9,303
Research and development                      8,750         9,756

                                        -----------   -----------
TOTAL COSTS & EXPENSES                    2,379,400     3,926,461
                                        -----------   -----------
LOSS FROM OPERATIONS                     (1,905,552)   (3,269,067)

OTHER INCOME (EXPENSE)
Other expense                               (18,364)      (67,623)
Other income                                 30,909        34,200
Interest income                              31,019        19,450
Interest expense                           (148,301)     (141,035)
Loss on write-down of goodwill
  related to purchase of NMI shares         (31,372)      (16,000)
Loss on disposal
  of assets                                    -          (23,054)
Minority interest income                       -             -
                                        -----------   -----------
TOTAL OTHER INCOME (EXPENSE)               (136,109)     (194,062)
                                        -----------   -----------
NET LOSS BEFORE INCOME TAXES             (2,041,661)   (3,463,129)

PROVISION FOR INCOME TAXES                    4,000         4,000
                                        -----------   -----------
NET LOSS AFTER INCOME TAXES             $(2,045,661)  $(3,467,129)
                                        ===========   ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                          $    (0.02)   $    (0.06)
                                        -----------   -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               105,384,766    57,258,757
                                        ===========   ===========


    See Accountants' report and notes to consolidated financial statements.

                                    - 17 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                             Unearned
                                                                           Compensation/
                                                 Common      Additional      Officers
                                   Common        Stock        Paid-in          Notes       Preferred     Accumulated
                                   Stock         Amount       Capital       Receivable       Stock         Deficit        Total
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2001           49,101,044       491,010    16,625,492       (615,000)             3    (18,056,761)   (1,555,253)
  (restated)
Issuances of preferred stock           -             -          353,997           -                 3           -          354,000
Issuances of preferred stock
  for services                         -             -          101,997           -                 3           -          102,000
Issuances of preferred stock
  for notes payable                    -             -           79,998           -                 2           -           80,000
Conversion of preferred stock
  to common stock                 5,120,994        51,210       (51,198)          -               (11)
Cancellation of compensation
  plan of employment                   -         (120,000)     (495,000)       615,000           -              -             -
Purchase pursuant to note
  receivable - officers           6,750,000       167,500       353,125           -              -              -          520,625
Conversion of notes payable       1,351,562        13,516       153,010           -              -              -          166,526
Issuances of stock for
  services                        5,261,298        72,613       425,323           -              -              -          497,936
Issuances of stock for cash      13,019,257       130,193     1,099,413           -              -              -        1,229,606
Conversion of common
  stock warrants                    252,500         2,525        47,825           -              -              -           50,350
Employee stock compensation          15,000           150         1,350           -              -              -            1,500
Conversion stock options               -             -             -              -              -              -             -
Syndication costs                      -             -          (54,507)          -              -              -          (54,507)
Less notes Receivable Officers         -             -             -          (538,537)          -              -         (538,537)
Net loss, June 30, 2002                -             -             -              -              -        (3,467,129)   (3,467,129)
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2002           80,871,655   $   808,716   $18,640,825    $  (538,537)   $      -      $(21,523,890)  $(2,612,883)


Issuance of Preferred stock            -             -           49,999           -                 1           -           50,000
Shares issued to officer         13,492,857       134,929         3,571           -              -              -          138,500

Purchase pursuant to note
  receivable - officers           4,250,000        42,500        42,500           -              -              -           85,000
Conversion of Notes Payable         166,666         1,667           878           -              -              -            2,545
Share Issuance of stock for
  Services                        7,135,487        71,355       203,717           -              -              -          275,072
Issuance of stock for NMI           448,176         4,482        26,891           -              -              -           31,372
Issuances of stock for cash       6,454,364        64,544        10,121           -              -              -           74,665
Employee stock compensation          90,000           900          -              -              -              -           11,900
Syndication costs                      -             -         (126,500)          -              -              -         (126,500)
Less notes Receivable Officers         -             -             -          (113,524)          -              -         (113,524)
Net loss, June 30, 2003                -             -             -              -              -        (2,045,661)   (2,045,661)
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2003          112,909,205   $ 1,129,094   $18,851,983    $  (652,061)   $      -      $(23,569,551)  $(4,240,534)

===================================================================================================


    See Accountants' report and notes to consolidated financial statements.

                                    - 18 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                               June 30,      June 30,
                                                 2003          2002
                                              -----------   -----------
                                                             (restated)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(2,045,661)  $(3,467,129)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   7,962         9,303
    Accrued interest income                       (31,109)      (19,450)
    Accrued interest expense                      148,301        46,195
    Issuance of stock for services                275,972       601,436
    Officers shares issued for compensation       188,500
    Loss on property and equipment                               23,054
    Write-down of goodwill related
    to purchase of NMI shares                      31,372        16,000

    Stock issued for interest and fees                          102,386
    Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable      1,751        (5,105)
    (Increase)/decrease in inventories            146,147      (684,692)
    (Increase)/decrease in Scientific Tech           -             -
    (Increase)/decrease in prepaid expenses       118,932        13,647
    (Increase)/decrease in other assets            13,000        37,452
     Increase/(decrease) in accr. litigation       53,532       203,361
     Increase/(decrease) in due to officers       301,179       781,181
     Increase/(decrease) in accounts payable
      and accrued expenses                        197,306       492,792
                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES            (592,816)   (1,849,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
equipment                                            -          (53,547)
                                              -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES              -          (53,547)
                                              -----------   -----------
SUBTOTAL CARRIED FORWARD                         (592,816)   (1,903,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             74,665     1,229,606
Syndication costs                                (126,520)      (54,507)
Proceeds from issuance of preferred stock,
  (net)                                              -          354,000
Proceeds from exercise of warrants and options       -           50,350
Purchase of note receivable - officer                -          (45,000)
Payment on loans payable                          (55,428)      (26,000)
Proceeds from loans payable                       275,000          -
Notes issued for due to/from officers             382,500          -
Long term notes payable                              -          275,000
                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         550,217       875,899
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH                   (42,599)     (119,667)

CASH AT BEGINNING OF PERIOD                        43,254       162,921
                                              -----------   -----------
CASH AT END OF PERIOD                         $       655   $    43,254
                                              ===========   ===========


SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                    $      -      $     1,020
                                              ===========   ===========
  Income taxes                                $      -      $      -
                                              ===========   ===========

Non-cash activities:
  Stock issued for notes and payables         $     2,545   $   166,526
  Stock issued for services
    and syndication costs                     $   590,972   $   601,436
  Stock issued for notes receivable           $    85,000       520,625
  Preferred stock issued for services              50,000       102,000
  Preferred Stock issued for notes payable    $      -           80,000


    See Accountants' report and notes to consolidated financial statements.

                                    - 19 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2003 also holds a 55 percent (55%) ownership interest in DTI and a 73 percent (73%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote O).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Aggregate minority interest in losses have been recorded by the Company (aggregating $353,856 at June 30, 2002) to reduce the minority interest in DTI to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders' equity (deficit) in DTI by the Company have been recovered. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2002 and 2001.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP').

REVENUE RECOGNITION AND TRADE SPENDING

The Company recognizes revenue when the following conditions are met, (i) a customer has either paid or made arrangements to pay for the product, (ii) delivery to the customer has been made, (iii) the sale has been made at a fixed price or at a price that is determinable, (iv) collectibility is reasonably assured, (v) title and risk of loss has passed from the Company to the customer, and (vi) the buyer either does not possess any right to return the product and/or there no longer exists any substantial risk of return.

In the case of consigned product ("consigned product" having the broadest meaning as articulated in SAB-101) the Company's policy is that it does not recognize revenue, if any, until (i) title and risk of loss has passed from the Company to the buyer, (ii) the product has been paid for, and (iii) there no longer exists any substantial risk of return.

Notwithstanding the foregoing, the Company may in its discretion voluntarily decide to accept requests for product returns from its customers.

Revenue arrangements with the Company's customers may include sales incentives and other promotional costs such as coupons, volume based discounts, slotting fees and off invoice discounts. These costs are typically referred to collectively as "trade spending" pursuant to EITF 00-14, EITF 00-25 and EITF 01-09. These costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are classified as a reduction of revenue under the heading "discounts".

                                    - 20 -
-------------------------------------------------------------------------------

INVENTORY:

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Customers carrying product carried in retail stores with a short duration of time until expiration may be request that the Company accept a return of such product. The Company generally is not required to accept such product returns, but such requests are examined on a case-by-case basis. At this time the Company anticipates that it will not accommodate such requests except under certain limited circumstances whereby a customer will accept replacement inventory. Prior to the Company's plans to change its marketing direction away from conventional retail it would likely have accommodated such product return requests. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs for the years ending June 30, 2003 and 2002 of $284,657 and $971,585, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $7,962 and $4,357 for the years ended June 30, 2003 and 2002, respectively.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS:

During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Among other provisions, SFAS No. 142 discontinues the amortization of goodwill and instead requires that goodwill be evaluated periodically for impairment. Goodwill determined to be impaired is charged to operations in the period of impairment. The Company does not believe the adoption of SFAS No. 142 will have a material effect on the financial position or results of operations of the Company.
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The FASB issued SFAS No. 144 to address significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. The Company does not believe the adoption of SFAS No. 144 will have a material effect on the financial position or results of operations of the Company.

                                    - 21 -
-------------------------------------------------------------------------------

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, 44, and 64. This statements also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effect that are similar to sale-leaseback transactions. The Company does not believe the adoption of SFAS No. 145 will have a material effect on the financial position or results of operations of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not have a material effect on the Companies consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB interpretation No. 9". SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Companies consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based compensation" (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

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

                                    - 22 -
-------------------------------------------------------------------------------

C.  NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

                                                     Interest   Accrued
Officer            Issue Date   # of Shares   Note Amount     Rate    Interest
-------            ----------   ----------    -----------   -------   ---------
Donald Brucker      04-02-01     5,000,000     $100,000      4.94%    $ 11,084
Timothy J. Connor   04-02-01     5,000,000     $100,000      4.94%      11,084
James R. Arabia     10-19-01     6,750,000     $320,625      4.59%      20,469
Jason J. Belice      7-18-02     1,750,000      $35,000      4.60%       1,535
Alan Udin            7-18-02     1,000,000      $20,000      4.60%         950
Timothy R. Scott     7-18-02       750,000      $15,000      4.60%         657
David A. Gotz        7-18-02       750,000      $15,000      4.60%         657
-------------------------------------------------------------------------------
                                21,000,000     $605,625               $ 46,436
                                ===============================================

The notes listed above all mature on April 15, 2005. All seven notes are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual exceeds amounts due from that individual under the notes. The amounts due are included in due to officers at June 30, 2003.

The receivable of $652,061 which includes related interest of $46,436, is reflected as a contra equity in the financial statements.

Interest income related to the notes receivable was $28,524 for the year ended June 30, 2003.

Note Receivable From Officer

A loan for $45,000 was made to the Company's Sr. Vice President, General Counsel and Secretary on February 15, 2002 upon his joining the Company. The note is unsecured and accrues interest at 5.6% per annum and is due on February 15, 2005. The balance of the note including accrued interest is $48,447.

                                    - 23 -
-------------------------------------------------------------------------------

D.  FORMATION OF SUBSIDIARIES:

DIAGNOSTECH, INC.:

In September 1998, the Company incorporated DiagnosTech, Inc. (DTI). DTI was formed to develop and market clinical diagnostic products using immunology and molecular biologic technologies purchased from Amtech Scientific, Inc. (ATS) a company formerly owned and founded by a former officer of the Company. The Antisera inventory then valued at $1,550,000 was transferred to DTI from the Company in exchange for a promissory note of $500,000, 5,000,000 shares of DTI, and a royalty agreement whereby the Company would receive 50% of the gross profits made from the sale of Antisera inventory. Additionally, the Company capitalized DTI with 6,082,500 shares of its own common stock. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment, and scientific technology from ATS, which in total was valued at $1,072,313. This transaction was accounted for as an asset purchase according to GAAP. DTI received approximately $1,000,000 through a private placement of equity and an additional $571,000 in convertible debt.

Currently DTI has no substantive business operations and is seeking potential candidates to either acquire the Company's interest in DTI or license its TB diagnostic test.

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI received approximately $300,000 through a private placement. Pursuant to the private placement, the Company granted NMI a license and rights to receive from the Company and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold. NMI is not actively engaged in any business operations.

In July of 2002 the Company offered to purchase all outstanding shares of NMI for three shares of the Company's stock for each share of NMI. The Company acquired 149,392 shares of NMI as a result of the offer and at the conclusion of the transaction had increased its ownership of NMI from 72.61% to 91.9%. The Company accounted for the acquisition of the NMI stock as the acquisition of additional interest in subsidiary resulting in an increase in goodwill for the amount of the fair market value of the shares issued to acquire the NMI stock ($31,372) and then simultaneously wrote-off such goodwill as the Company values the NMI shares at zero.

The Company intends to acquire the balance of the NMI shares through a merger at the same exchange rate of Company's shares for NMI shares. The transaction will be accounted for under the same method as described herein. The Company plans to complete such merger as soon as practicable.

E.  INVENTORY:

Inventory as of June 30, 2003 and 2002 is comprised of the following:

                                         2003                2002
                                     ------------        ------------
Healthcare products                       405,067             557,445
Contact lenses                               -                    832
Raw materials                             161,857             152,224
                                     ------------        ------------
                                     $    566,924        $    710,501
                                     ============        ============

In 2002 the Company made the decision to indefinitely discontinue its MigraDaily product due to various market factors. The MigraDaily inventory was written down by approximately $114,000 to reflect this decision.

                                    - 24 -
-------------------------------------------------------------------------------

F.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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

G.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2003 and 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance and the expiration date has been extended to October 1, 2007. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of 252,500 were exercised during the year ended June 30, 2002. Options in the amount of 10,700 were issued during the year ended June 30, 2002. Expired options and warrants consisted of 100,000 warrants and 9,000 options during the year ended June 30, 2002.

Although the Company does not have a formal stock compensation plan, it may sometimes issue shares of restricted stock to employees or directors in lieu of cash compensation or as settlement for cash compensation owed to an employee or director for which there did not exist a pre-agreement with the employee or director to accept stock for services. Additionally, the Company may issue shares to non-employees for services rendered. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $189,400 (including officers) and $1,500 for the years ending June 30, 2003 and June 30, 2002 respectively. Of the $189,400 for June 30, 2003, $188,500 is for payment to officer for services. Total cost recognized in income for shares issued to non-employees for services rendered was $277,617 and $601,436 for the years ending June 30, 2003 and June 30, 2002 respectively.

H.  PREFERRED STOCK:

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia, Chairman, President, And Chief Executive Officer for the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The shares convert into 1,250,000 shares of the Company's common stock. The shares are non-transferable without the consent of the board of directors. The Company has the right to either repurchase (all or none) or force conversion of the Series B Preferred (Mr. Arabia has the right to either accept payment or convert the Series B Preferred upon receiving notice from the Company of its intent to repurchase) within twelve (12) months of the issuance of the Series B Convertible Preferred (October 10, 2002) if (i) all debt, including all accrued salary and bonuses, plus interest, that the Company owes to Mr. Arabia has been paid as of the date of repurchase or forced conversion (this includes the repurchase of any securities issued to Mr. Arabia in lieu of payments under his current, former or any future employment agreement), and (ii) any payment of severance due to Mr. Arabia pursuant to his employment contract is paid concurrent with either the repurchase or forced conversion of the Series B Preferred if the repurchase/conversion is being done as part of an acquisition, recapitalization, restructuring, or any other event involving the Company that results in Mr. Arabia's termination. The Company's right to repurchase the Series B Convertible Preferred expired at October 10, 2003.

During the year ended June 30, 2001 the Company authorized 500,000 shares of Series C Convertible Preferred Stock, of which 1,105 were issued. The Series C preferred carried a liquidation preference of $1,000 per share and each share, at the Company's option, was convertible into varying amounts of common stock at any time within two years from the date of issuance. Subsequent to the Company's reincorporation as a Delaware corporation, the Series C preferred was converted into 1,105 shares of Series A preferred issued by the Delaware corporation carrying the same rights and preferences as the Series C Preferred of the predecessor California corporation. Immediately following the reincorporation, the Company exercised its right to convert the new Series A preferred shares into common stock and retired the Series C Convertible Preferred Stock designation. In the aggregate, the Series C Preferred shares were converted into 5,120,994 shares of common stock.

                                    - 25 -
-------------------------------------------------------------------------------

I.  LOANS PAYABLE:

Loans payable as of June 30, 2003 and 2002 consist of the following:

                                              2003               2002
                                          ------------       ------------
     Loans payable to shareholders
     unsecured, with annual interest
     varying from 8 to 15%                   $ 223,735       $       -

     Loan payable to unrelated party,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                       -                60,000

     Loans payable to unrelated parties,
     unsecured, with annual interest
     varying from 8 to 18%.                       -                50,000

     Loans payable to various unrelated
     parties, unsecured, with one-time
     interest charge of 100%                    30,000             35,000


     Current Portion of Long Term Notes
     Payable (includes $191,250 due to
     officer):                                 192,441

                                          ------------       ------------
                                          $    446,176       $    289,911
                                          ============       ============

Loans payable consist of loans either for cash or repayment of trade payables. All of the loans payable are in payment default and the Company is attempting to restructure the payment terms for the loans. (SEE ALSO Notes O and Q)

J.  LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2004. The Company's base rent under the lease is $5,214 per month. Office rent and incidental expense was $59,778 and $47,098 for the years ending June 30, 2003 and 2002, respectively. Currently the Company is in default on its lease and pays rent on a month to month basis at $2,000 per month pursuant to a short term arrangement with its landlord. The difference between the reduced rate of rent and the contracted rate of rent continues to accrue. There can be no assurance that the Company's landlord will continue to accept such an arrangement. Future minimum lease payments as of June 30, 2002 is:

                                                        Operating
     Year Ending June 30,                                 Lease
     --------------------                             ------------
             2003                                     $     46,926
                                                      ------------
     Total minimum lease payments                     $     46,926
                                                      ============

K.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of June 30, 2002 accrued interest on the convertible debentures is $172,406.

The Debentures appear as an obligation on the Company's consolidated balance sheet as required under the rules of consolidation stated in paragraph 3 of ARB
51. Notwithstanding such requirement, the debentures are solely the obligation of DTI and are payable only from operations of DTI. The Company has no responsibility to pay either the principal or interest on the debentures and is neither an obligor nor guarantor of the Debentures.

                                    - 26 -
-------------------------------------------------------------------------------

L.  NOTES PAYABLE:

Notes payable as of June 30, 2003 and 2002 consist of the following:

                                                2002               2002
                                            ------------       ------------
     Notes payable to shareholders
     unsecured, with annual interest
     varying from 8% to 10%                 $    369,185       $    275,000

     Account Payable converted to Notes,
     secured by inventory and accounts
     receivable, with annual interest
     of 8%.                                      204,398               -

     Senior Secured Note 10%                                        392,023
     (due to officer)                            220,418

     Loans Payable                               211,017               -

                                            ------------       ------------
                                            $    952,135       $    667,023
                                            ============       ============

All the notes payable listed are in payment default and include accrued interest due thereon. The Company is currently negotiating with the holders of the notes payable to accept the terms of the Company's proposed restructuring (SEE ALSO Note Q). At October 14, 2003 approximately noteholders representing approximately $553,000 had accepted the terms of the restructuring and the Company believes it has reached an agreement in principle with all but $112,000 of the remaining noteholders to accept the restructuring.

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

M.  RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer is its largest single creditor and senior lender. As of January 28, 2002 the board of directors entered into a security agreement that granted to the Executive a first priority lien against virtually all of the Company's assets, including its bank accounts, which security agreement was amended and restated on September 2, 2003 in order to facilitate the Company's restructuring efforts. Under the restated agreement (as well as under the original agreement) as security for the repayment and performance of each and all of its debts, obligations and liabilities to the Executive now existing or hereafter created, incurred, assumed or guaranteed the Company reaffirmed its previous grant of a first priority security interest in all of its assets, which lien was perfected on July 16, 2002.

At October 14, 2003 the Company owed the Executive approximately $1,490,000, including the amount due on a senior note of approximately $431,000, which includes interest accrued thereon. At October 5, 2003 the senior note went into payment default.

Under the terms of the agreement between the Executive and the Company it is required that the Executive and the board of directors conduct good faith arms length negotiations to attempt to convert any monies owed to the Executive into instruments of indebtedness (or equity at the Executive's sole and absolute discretion), whcih instruments would define the terms of repayment for monies owed to the Executive for which an instrument of indebtedness does not already exist ("Due to Balance"). If the Executive and the Company cannot reach agreement on terms then the Executive is entitled to receive repayment of all Due to Balances over 36 equal monthly installments along with interest of 10%. At October 14, 2003 the Company has a Due to Balance owed to Executive of approximately $1,060,000, before netting approximately $359,000 owed to the Company by the Executive for a promissory note issued for the purchase of 6,750,000 shares of the Company's stock (see Note C, note issued by James R. Arabia). The Company and Executive are actively negotiating the conversion of the Due to Balance into longer term instruments. There can be no assurance that the Company and Executive will be able to reach agreed upon terms.

                                    - 27 -
-------------------------------------------------------------------------------

N.  COMMITMENTS AND CONTINGENCIES

Senior Debt

The Company has secured the repayment of all monies that it owes, or shall owe, to its Chief Executive Officer by granting to him a first priority lien on virtually all of the Company's assets, including its bank accounts. The Executive's first lien was perfected by the filing of a Form UCC1 on July 16, 2002. Under agreements with the Executive, all monies owed to him by the Company, however incurred, are secured by the first priority lien. At June 30, 2002 the Company owed to the Executive a total of $1,408,000 which is secured by the first lien. The amount owed is before netting the amount owed to the Company pursuant to a note the Executive issued to the Company for the acquisition of 6,750,000 shares of its common stock totaling $341,094, including interest due thereon (see Note C. note issued by James R. Arabia). Of the amount owed to the Executive, approximately $421,000 is in the form of a Senior Note, including interest thereon, that went into default as of October 5, 2003 for non-payment. The Company and the Executive are negotiating new payment terms for the senior note and to date the Executive has not issued a notice of default or acceleration of payment.

As part of its restructuring efforts (see Note Q), on September 2, 2003 the Executive and the Company entered into an intercreditor agreement whereby the Executive agreed to permit the Company to grant additional first priority liens on its assets to investors investing new capital into the Company and to grant second liens on the same assets to creditors that agree to the terms of the Company's restructuring. Pursuant to the intercreditor agreement and related documents, all first lien holders shall be pari passu with one another and senior in the payment and performance of all obligations under the senior debt and all second lien holders shall be junior in right of payment to the senior lenders and senior in right of payment to unsecured creditors.

Unsecured Creditors of the Company

The Company is delinquent in the payment of monies owed to virtually all of its unsecured creditors, including its trade creditors. The Company is also in default on its loans and notes payable for non-payment. As a result of the delinquencies and defaults the Company may be subject to collection actions including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with its vendors. The Company has been negotiating with its trade and other creditors in an attempt to restructure the Company's debt. If the Company is unsuccessful in getting its creditors to agree to long term repayment arrangements it is likely that the Company would need to file for bankruptcy and/or would be subject to liquidation or foreclosure (see Note Q).

Employment Agreements

In August of 2002 the Company entered into a three-year employment contract with its Chief Executive Officer and in October of 2002 a three-year employment contract with its Senior Vice President of R&D and a three-year consulting contract with its former Chief Executive Officer. The agreements call for annual compensation of $350,000, $175,000 and $100,000 respectively and a guaranteed annual bonus of $180,000 for the Chief Executive Officer and annual discretionary bonuses for the Senior Vice President and the consultant. Under each of the agreements, for each day that either the executives or the consultant remains employed with the Company the contract is extended by one day so that a constant three-year employment or consulting period shall be in effect. If the Company terminates either the executives or the consultant without cause, or if they terminate their employment or consultancy for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the executive or consultant's annual base salary/fee plus the average annual bonus paid to the executive or consultant during the immediately preceding two full fiscal years of employment or consultancy.

The Company has not made any cash payments under any of the agreements to date. As part of its restructuring efforts (see Note Q) the Company is in negotiations with the three executives concerning the agreements and modifications thereto.

Litigation and Legal Proceedings

On May 23, 2003 Stephen C. Roberts ("Roberts"),a former director and officer for the Company, filed suit to enforce a settlement agreement previously reached between himself and the Company regarding a disputed consulting contract. The action was filed in Minnesota District Court, County of Hennepin, Fourth Judicial District, case # 03-8716, seeking $24,000 plus attorney's fees. The Company has cross complained in the suit alleging breach of contract, tortuous interference with the Mitchell contract (see below) and promissory fraud and has requested that the court allow it to add Gelstat Corporation as a third party defendant. The Company seeks damages in an amount to be determined at trial and injunctive relief. Gelstat is a publicly traded company engaged in the development of an over the counter migraine relief product. Roberts and Mitchell act as CEO and President, respectively, of Gelstat.

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

                                    - 28 -
-------------------------------------------------------------------------------

The Company and Danka have entered into settlement discussions and a tentative agreement has been reached wherein Danka would receive a subordinated note issued by the Company in the amount of #325,000. The proposed note contains the same terms and conditions as the notes being offered to creditors of the Company (see also Note Q, "Restructuring"). The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

On August 13, 2002 Mitchell Health Technologies (the Company's former master broker) filed an action against the Company in the United States District Court, Western District of Wisconsin. The lawsuit alleges breach of contract by the Company and the failure to register transfer of restricted common stock that Mr. Mitchell and Mr. James Higgins (a Mitchell employee) claim they own, and for which the Company disputes that it has received full consideration from Mssrs. Mitchell and Higgins for the shares. The Company counter sued Mitchell and Higgins claiming, among other things, breach of contract and breach of fiduciary duty. The matter is scheduled for trial on November 3, 2003. It is unclear to the Company the exact amount of damages that Mitchell and Higgins seek. Under Mitchell and Higgins' claim that the Company failed to register transfer shares allegedly owned by Mitchell and Higgins the Company believes that the parties are seeking the difference between the value of the stock at the time it was allegedly qualified for legend removal and the value at the conclusion of the trial. Under the theory, damages sought could range from between $60,000 and $300,000. There can no assurance that the Company's estimate of the damages being sought is reliable or accurate. Under Mitchell's claim for breach of contract, it is the Company's understanding that Mitchell is proceeding under a theory that it is entitled to damages in an amount equal to 10% (Mitchell's commission rate when he acted as the Company's master broker) of projected sales assuming that the Company had spent a minimum for advertising and marketing of $1 million over a period of time that is unclear to the Company, pursuant to oral contracts (that the Company allegedly entered into with Mitchell Health) requiring it do so. The Company assumes that Mitchell is seeking an amount in damages equal to 10% of projected sales for a period of time that extends to November 2005 (the termination date of the contract that Mitchell alleges governs the parties relationship). The Company has no reliable way to estimate an amount of damages under the Mitchell theory.

On August 13, 2003 Mr. Kenneth Yonika, the Company's former CFO consultant filed a claim for payment of wages due in the amount of $215,000. The Company disputes the validity of Mr. Yonika's claim and will vigorously defend itself against such claim. Currently the Company and Mr. Yonika are in settlement discussions.

O.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                          June 30, 2003       June 30, 2002
                                          ------------        ------------
     Current income taxes                 $      4,000        $      4,000
     Deferred income taxes                ------------        ------------
     Provision for income taxes           $      4,000        $      4,000
                                          ============        ============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,905,386
     Valuation allowance                    (5,905,386)
                                          ------------
     Net deferred tax asset               $       -
                                          ============

As of June 30, 2002, the Company had net operating loss carry-forwards totaling approximately $16,113,215 for federal and $8,055,456 for state, before any limitations. The carry-forwards expire through 2022 for federal and 2007 for state.

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

P.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. Nine customers accounted for approximately 76% of gross revenues for the year ending June 30, 2003. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

              Gross Revenues from Top 9 Major Customers

                       A     15%     $102,195
                       B     11%     $ 74,880
                       C     10%     $ 69,952
                       D      9%     $ 64,649
                       E      8%     $ 52,416
                       F      8%     $ 51,480
                       G      7%     $ 50,830
                       H      5%     $ 35,299
                       I      3%     $ 19,106

                                    - 29 -
-------------------------------------------------------------------------------

Q.  SUBSEQUENT EVENTS

Restructuring

The Company has begun discussions with most of its trade and other creditors for the purpose of attempting to restructure the Company's debt. Under the proposed terms of the restructuring the Company is asking that creditors accept a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor. Creditors that accept the subordinated note are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors. The subordinated notes accrue interest at 8% until April 2006 and are thereafter fully amortized in equal monthly installments over 24 months. To be eligible for the restructuring a creditor must agree to enter into an intercreditor agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

Under the restructuring the Company intends that its senior creditor class shall consist primarily of the Company's Chief Executive Officer, investors of new capital into the Company and certain essential professionals that have or are providing services to the Company in return for the issuance of senior debt. All senior creditors are pari passu with one another.

At October 14, 2003 creditors totaling approximately $612,000 had accepted the terms of the restructuring.

The terms of the restructuring proposal described herein are subject to change and/or cancellation at any time by the Company in its sole and absolute discretion. There can be no guarantee that the Company will be successful with its restructuring under the terms described herein or any other terms.

If the Company is unable to complete a suitable restructuring it would be unable to execute its business plan and new marketing strategy and it is likely that it would either have to file for bankruptcy and/or face liquidation or foreclosure.

New Marketing Strategy

On July 30, 2003 the Company announced its decision to distribute and market its migraine relief product, MigraSpray, exclusively to healthcare professionals and direct to consumers. The decision marked a turn in NatureWell's marketing plans away from a conventional retail approach. MigraSpray will no longer be made available in retail outlets and will only be available either through participating healthcare providers, the Internet or by calling the Company's toll free number to purchase directly.

Q.  GOING CONCERN:

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $1,224,250 in the aggregate.

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

                                    - 30 -
-------------------------------------------------------------------------------

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

        Name                Age               Position
----------------------      ---      -----------------------------------
James R. Arabia              47      Chairman, President, and
                                       Chief Executive Officer

Donald Brucker, O.D.         70      Director, and Senior Vice President
                                       of Research and Development

Robert T. Malasek            35      Secretary, Treasurer, and
                                       Chief Financial Officer

Timothy R. Scott, PhD.       50      Director

John W. Huemoeller           48      Director


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

JOHN W. HUEMOELLER

Mr. Huemoeller is the CEO and founder of Humware, a company engaged in the development and sale of promotional software. Prior to forming Humware in 1996 Mr. Huemoeller spent approximately 14 years in the securities industry as a registered representative and registered principal

                                    - 31 -
-------------------------------------------------------------------------------

ROBERT T. MALASEK

Mr. Malasek joined NatureWell, Inc., in September of 2001 as Controller and was promoted to Chief Financial Officer in October 2002. Prior to September 2001 he rendered accounting consulting services to a variety of clients, including a number of public companies. From September 1987 until August 1999 Mr. Malasek was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University in 1998.

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Both Mr. Huemoeller and Dr. Scott are Class 1 Directors, Mr. Arabia is a Class 2 Director, and Dr. Brucker is a Class 3 Director.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2003.

                          SUMMARY COMPENSATION TABLE
                                    Annual Compensation                     Long-term Compensation
                      ------------------------------------------------  -------------------------------
Name and              Fiscal                                              Stock               Founders
Principal Position     Year     Salary        Bonus         Other         Awards    Warrants  Stock DTI
-------------------   ------  -----------  -----------  --------------  ----------  --------  ---------
James R. Arabia        2002   $350,000(1)  $180,000(1)  $ 12,000(1)        -            -          -
Chief Executive        2001    168,750(1)   162,000(1)    31,500(1)(2)     -            -          -
Officer                2000       -            -            -              -            -          -

Donald Brucker         2002   $175,000(3)      -            -              -            -          -
Sr. VP of R&D          2001    175,000(3)      -            -              -            -          -
(Former position)      2000     54,000         -            -              -            -          -

Robert T. Malasek      2002   $ 50,000(4)      -            -           $ 6,000(4)      -          -
Chief Financial Officer

Ken J. Yonika, CPA     2002       -            -          50,000(8)     $60,000(8)      -          -
Former Chief           2001       -            -        $128,600(5)        -            -          -
Financial Officer      2000       -            -        $ 30,000(5)     $40,000(6)      -          -


Jason J. Belice, Esq.  2002   $ 74,941(7)      -            -              -            -          -
General Counsel and    2001   $ 70,909(7)      -        $  4,457(7)        -            -          -
VP of Business Affairs 2000       -            -            -              -            -          -
(former position)

----------------

(1) Includes approximately $245,000 that was paid in the form of common stock ($127,500), preferred stock ($50,000) and a portion of a senior note, face value of $382,500 ($67,500). The balance of salary, bonus and benefits listed above have been accured.

(2) Includes $22,500 of accrued consulting fees (pursuant to Mr. Arabia's consulting fee agreement during the first quarter of fiscal year 2001) and $9,000 of accrued auto allowance expense.

(3)  Accrued, not paid in cash(see "Employment Contracts").

(4)  Includes $50,000 in paid salaries and $6,000 in common stock
     (600,000 shares).

(5) Includes $100,000 in common stock (417,000 shares) issued for services, $25,000 of accrued salary expense pursuant to Mr. Yonika's employment, and $3,600 of accrued auto allowance.

(6)  The Company issued 2,000,000 restricted shares of common stock to

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

                                    - 32 -
-------------------------------------------------------------------------------

OPTION GRANTS IN LAST FISCAL YEAR
                                                                   Individual
                            Realized                                 Grants
                             Assumed                               % if Total                Potential
                              Rates                   Number of     Options                   Value of
                            of Stock                  Securities   Granted to    Exercise      Annual
                          Appreciation                Underlying   Employees        or          Price
                              for         Options     in Fiscal       Base      Expiration     Option
                           Term 10%($)   Granted(#)      Year      Price($/SH)     Date          5%($)
                          ------------   ----------   ----------   ----------   ----------   ----------
James R. Arabia      (1)  $     -        $    -          0.0%      $    -          N/A       $    -
Robert T. Malasek    (1)  $     -        $    -          0.0%      $    -          N/A       $    -
Donald Brucker O.D.  (1)  $     -        $    -          0.0%      $    -          N/A       $    -

--------------

(1) There were no option grants during the year ending June 30, 2002 or subsequent to year-end. The Company does not have an established option plan available to its employees.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

                                Number of Securities           Value of Unexercised
                               Underlying Unexercised          In-the-Money Options
                           Options at Fiscal Year-End (#)     at Fiscal Year-End ($)
                           -----------------------------   -----------------------------
       Name                 Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------   -------------   -------------   -------------   -------------
James R. Arabia      (1)         -               -               -               -
Robert T. Malasek    (1)         -               -               -               -
Donald Brucker O.D.  (1)         -               -               -               -

--------------

(1)  There were no options being held by any Named Executive Officer.

                                    - 33 -
-------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

                         FISCAL
                          YEAR                                      $ VALUE OF
      NAME (1)           ISSUED    Director fees    # OF SHARES        GRANT
---------------------    ------    -------------    ------------    -----------
Timothy R. Scott, PhD     2003      $ 15,000(2)           -               -
                          2002      $ 11,250(2)           -               -

John W. Huemoeller        2003      $  1,250(2)           -               -
                          2002          -                 -               -


(1) Directors who are also executives of the Company are not listed in the above table. They do not receive compensation as directors. Refer to the Summary Compensation Table for information concerning their compensation.

(2)  Accrued director fees (not paid in cash, accruing at 8% interest).


EMPLOYMENT CONTRACTS

James R. Arabia, Chairman, President, and Chief Executive Officer

Mr. Arabia entered into a three-year "evergreen" employment contract beginning August 1, 2002 with base compensation of $350,000 annually and a guaranteed annual bonus of $180,000 per year for three years, (thereafter at the discretion of the Board of Directors) beginning with the first bonus payment on August 1, 2002 for the previous year of employment/consulting along with other benefits including an auto allowance, medical benefits and paid vacation (Mr. Arabia has not taken any vacation time while working for the Company). Under the agreement, for each day that the executive remains employed with the Company the contract is extended by one day so that a constant three-year employment period shall be in effect. If the Company terminates the executive without cause, or if the executive terminates his employment for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the executive's annual base salary plus the average annual bonus paid to the executive during the immediately preceding two full fiscal years of employment. Mr. Arabia has not received any payments in cash pursuant to the terms of the employment agreement (see also Note N "Employment Agreement").

Donald Brucker, Senior Vice President of R&D

Dr. Brucker entered into a three-year "evergreen" employment contract beginning October 1, 2002 with base compensation of $175,000 annually and an annual discretionary bonus to be determined by the Chief Executive Officer, along with other benefits including an auto allowance, medical benefits and paid vacation (Dr. Brucker has not taken any vacation time while working for the Company). Under the agreement, for each day that the executive remains employed with the Company the contract is extended by one day so that a constant three-year employment period shall be in effect. If the Company terminates the executive without cause, or if the executive terminates his employment for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the executive's annual base salary plus the average annual bonus paid to the executive during the immediately preceding two full fiscal years of employment. Dr. Brucker has not received any payments in cash pursuant to the terms of the employment agreement (see also Note N).

Timothy J. Connor, consultant (former Chief Executive Officer [and director])

Mr. Connor entered into a three-year "evergreen" consulting contract beginning October 1, 2002 with base consulting fee of $100,000 annually and an annual discretionary bonus to be determined by the Chief Executive Officer, along with other benefits including an auto allowance and medical benefits. Under the agreement, for each day that the consultant remains a consultant for the Company the contract is extended by one day so that a constant three-year consultancy period shall be in effect. If the Company terminates the consultant without cause, or if the consultant terminates his consultancy for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the consultants annual base consulting fee plus the average annual bonus paid to the consultant during the immediately preceding two full fiscal years of consultancy. Mr. Connor has not received any payments in cash pursuant to the terms of the employment agreement (see also Note N).

                                    - 34 -
-------------------------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2003 (assuming the exercise of options, issuance of stock grants, the issuance of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership are 112,909,205.

         Name and Address                 Amount     Percent
     ------------------------          ----------    -------
     James R. Arabia (1)(2)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                12,690,096     11.2%

     The Blankfort Trust
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 8,000,000     7.1%

     Donald Brucker, O.D. (3)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 8,133,760     7.2%

     Timothy R. Scott, PhD (4)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                   750,000     0.7%

     Timothy J. Connor (5)
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 4,500,000     4.0%

     Robert T. Malasek
     c/o NatureWell, Inc.
     7855 Ivanhoe, Suite 322
     La Jolla, CA 92037                 1,300,000     1.2%

All directors and executive
officers as a group
(four individuals)                     22,873,856    20.3%
                                       ==========   =======

(1) Does not include 3,500,000 shares that Mr. Arabia sold/transferred to a limited partnership which he controls (Financial Acquisition Partners, LP) as the president of the General Partner. Mr. Arabia claims sole investment and voting power with regard to the 3,500,000 shares. Includes 1,250,000 shares that 50 shares of Series B Convertible Preferred owned by Mr. Arabia converts into.

(2) Includes 6,750,000 restricted shares of common stock purchased by Mr. Arabia from the Company for $320,625 using a Secured Promissory Note, 50 shares of Series B Convertible Preferred Stock purchased by Mr. Arabia for $50,000 of services rendered, which converts into 1,250,000 restricted shares of common stock,(see Item 12. "PREFERRED STOCK"), Does not include 709,904 shares and 1,850,000 shares transferred to Dr. Brucker and Alan Udin (a former employee of the Company) as repayment of monies loaned by those individuals to Mr. Arabia, and does not include 2,000,000 shares sold in a private transaction to The Blankfort Trust.

(3) Includes 8,133,760 shares owned by A.K. Trust, for which Dr. Brucker claims beneficial interest. Dr. Brucker along with his wife are co-trustees of the AK Trust. Includes 5,000,000 shares prucahsed from the Company using a secured promissory note in the amount of $100,000, and also includes 709,904 shares transferred to AK Trust by James R. Arabia as repyment of monies loaned to Mr. Arabia.

(4) Includes 750,000 restricted shares of common stock purchased by Dr. Scott from the Company for $15,000 using a Secured Promissory Note.

(5) Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaim beneficial ownership. Does not include 1,300,000 shares transferred by Mr. Connor in a private transaction.

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

On July 3, 2002, Dr. Don Brucker, Senior Vice President of R&D, purchased 121,951 restricted shares of common stock for $5,000 of services rendered.

On October 5,2002, James R. Arabia, Chairman, President, and Chief Executive Officer, for the Company, purchased 12,750,000 shares of restricted common stock and a senior secured note ($382,500 face value) in exchange for $510,000 that was owed to him for a combination of monies loaned to the Company and services rendered.

On October 10, 2002, James R. Arabia, Chairman, President, and Chief Executive Officer, for the Company, purchased 50 shares of Series B Convertible Preferred Stock, $1,000 liquidation preference, for $50,000 of services rendered (see "PREFERRED STOCK" below for description).

On April 4, 2003, Robert T. Malasek, Chief Financial Officer, Treasure and Secretary for the Company received 500,000 shares of the Company's common stock as payment of a $5,000 bonus.

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

                                    - 36 -
-------------------------------------------------------------------------------

PREFERRED STOCK

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia, Chairman, President, And Chief Executive Officer for the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The shares convert into 1,250,000 shares of the Company's common stock. The shares are non-transferable without the consent of the board of directors. The Company has the right to either repurchase (all or none) or force conversion of the Series B Preferred (Mr. Arabia has the right to either accept payment or convert the Series B Preferred upon receiving notice from the Company of its intent to repurchase) within twelve (12) months of the issuance of the Series B Convertible Preferred (October 10, 2002) if (i) all debt, including all accrued salary and bonuses, plus interest, that the Company owes to Mr. Arabia has been paid as of the date of repurchase or forced conversion (this includes the repurchase of any securities issued to Mr. Arabia in lieu of payments under his current, former or any future employment agreement), and (ii) any payment of severance due to Mr. Arabia pursuant to his employment contract is paid concurrent with either the repurchase or forced conversion of the Series B Preferred if the repurchase/conversion is being done as part of an acquisition, recapitalization, restructuring, or any other event involving the Company that results in Mr. Arabia's termination. The Company's right to repurchase the Series B Convertible Preferred expired at October 10, 2003.

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

Date:  October 15, 2003                     NATUREWELL, INCORPORATED

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

                                    Title                       Date

/S/ James Arabia
-------------------
James R. Arabia             Chief Executive Officer        October 15, 2003
                            and Chairman of the Board


/S/ Robert Malasek
-------------------
Robert T. Malasek           Treasurer, and Chief            October 15, 2003
                            Financial Officer


                                    - 37 -
-------------------------------------------------------------------------------

EXHIBIT INDEX
   EXHIBIT
   NUMBER                                  DESCRIPTION
------------    ---------------------------------------------------------------

  2.1***        NatureWell, Inc. Consent Solicitation/Information Statement

  3.1**** Registrant's Articles of Incorporation (under its former name, Women's Healthcare Centers of America, Inc.).

  3.2**** Certificate of Amendment of the Articles of Incorporation of Women's Healthcare Centers of America, Inc.

  3.3**** Certificate of Amendment of the Articles of Incorporation of Chemical Dependency Healthcare, Inc.

  3.4****       Registrant's Bylaws.

  3.5****       Specimen Stock Certificate.

  3.6***** Certificate of Amendment of Articles of Incorporation, dated June 26, 1996

  3.7*******    Certificate of Amendment of Articles of Incorporation,
                dated May 16, 2000

  4.1******     1996 Incentive Stock Bonus and Option.

  4.3*******    2000 Incentive Stock Bonus and Option Plan

  4.4*******    Form of Stock Option Agreement

 10.4***        Morgan & Sampson, Inc. Distribution Service Agreement

 10.5***        Sub-Lease Agreement - 7855 Ivanhoe Lease Agreement

 10.6**         Employment Agreement for James R. Arabia.

 10.7**         Employment Agreement for Donald Brucker.

 10.8**         Consulting Agreement for Timothy J. Connor.

 10.9* Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

 10.10* Security Agreement for Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

 10.11** Stock Issuance Agreement for James R. Arabia with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory
                Note") and Exhibit C ("Security Agreement").

 10.12** Stock Issuance Agreement for Donald Brucker with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.13** Stock Issuance Agreement for Timothy J. Connor with Exhibit A "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.14** Stock Issuance Agreement for Timothy R. Scott with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

 10.15** Stock Issuance Agreement for David A. Gotz with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

 10.16** Stock Issuance Agreement for Jason J. Belice with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.17** Stock Issuance Agreement for Alan S. Udin with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.18 Amended and Restated Security Agreement dated September 2, 2003 with Exhibit A (January 28, 2002 Security Agreement), Exhibit B (October 5, 2002 Security Agreement)

 10.19 Intercreditor agreement dated September 2, 2003 with Exhibit A (asset description).

 21.1***        Subsidiaries of the Company

 99.1**         Certification Pursuant to section 906 of the Sarbanes-Oxley
                Act of 2002

 99.2 Certification Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for June 30, 2003.

------------------------
* Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB-A filed on October 15, 2003.

** Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2002.

*** Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

**** Incorporated by reference to the applicable exhibit to the Company's Registration Statement Form SB-2 filed on May 18, 1995, as amended Through October 12, 1995.

***** Incorporated by reference to the applicable exhibit to the Company's Form DEF-14 filed on June 26, 1996.

****** Incorporated by reference to the applicable exhibit to the Company's Registration Statement Form S-8 filed on October 27, 1996.

******* Incorporated by reference to the applicable exhibit to the Company's
        Form DEF-14 filed on May 16, 2000.