Form 10KSB/A
period 2002-06-30
NATUREWELL INC
filed 2003-10-22
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB-A


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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 14, 2002 the aggregate market value was $4,226,094.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 14, 2002 the Company had issued and outstanding 105,652,353 shares of $0.01 par value common stock.

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


ITEM 3.   LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-KSB-A, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

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

During the month of July 2001, the Company issued (i) 100,000 restricted shares of common stock pursuant to the exercise of warrants outstanding and received $23,750 from the exercise of the warrants, and (ii) 249 shares of Series A convertible preferred stock for cash proceeds of $249,000.

During the month of August the Company issued 80 shares of Series A convertible preferred for cash proceeds of $80,000 and 182 shares as payment of $102,000 for services and $80,000 for loans payable.

During the month of September 2001, the Company issued 152,500 restricted shares of common stock pursuant to the exercise of warrants outstanding and received $26,600 from the exercise of the warrants and issued 25 shares of Series A convertible preferred stock for cash proceeds of $25,000.

During the month of October 2001, the Company issued 937,979 shares of restricted common stock for cash proceeds of $147,500.

During the month of November 2001, the Company (i) issued 1,218,230 restricted shares of common stock for cash proceeds of $192,273, and (ii) the Company exercised its right to convert the Company's Series A Convertible Preferred Stock into restricted common stock; the Company issued 5,120,994 pursuant to the terms of the conversion.

During the month of December 2001, the Company issued (i) 1,773,963 restricted shares of common stock for cash proceeds of $296,988, (ii) 82,500 restricted shares of common stock as payment of $16,000 for shares in NMI owned by a former director as part of payment for services, (iii) 1,520,268 restricted shares of common stock as payment of $130,025 of services, and (iv) 273,873 restricted shares of common stock as payment of $70,676 of loans payable.

During the month of January 2002 the Company issued 847,964 restricted shares of common stock for cash proceeds of $135,800.

During the month of February 2002, the Company issued (i) 930,383 restricted shares of common stock for cash proceeds of $112,000, (ii) 851,700 restricted shares of common stock as payment of $75,340 of loans payable, (iii) 2,064,655 restricted shares of common stock as payment of $148,740 of services, and (iv) 15,000 shares of restricted common stock as payment of $1,500 in employee bonuses.

During the month of March 2002, the Company issued 1,906,471 restricted shares of common stock for cash proceeds of $128,968.

During the month of April 2002, the Company issued 188,719 restricted shares of common stock as payment of $69,179 of services.

During the month of May 2002, the Company issued 563,489 restricted shares of common stock as payment of $45,000 of services and 225,989 restricted shares of common stock for loans payable of $20,510.

During the month of June 2002, the Company issued 5,404,267 restricted shares of common stock for cash proceeds of $216,077 and 826,667 shares of restricted common stock as payment of $87,742 of services.

Subsequent to year-end the Company issued the following shares of restricted common stock; Company officers, directors and employees purchased 4,250,000 in exchange for Secured Promissory Notes totaling $85,000; 332,857 shares were granted to various employees; 5,660,000 shares were issued for services; 12,750,000 issued to officers for compensation and other; 1,232,998 shares were issued for cash proceeds of $33,665; 166,667 shares for note payable of $5,000; and 388,176 shares issued to purchase minority shareholder owned shares of one of the Company's subsidiaries, Nasal Mist, Inc. (see Note P). Total shares issued subsequent to June 30, 2002 and through to September 30, 2002 is approximately 24,780,698 restricted shares of common stock.


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

Concentrated Customer Base and Single Market Segment

Currently the Company's customer base is extremely concentrated. Three customers accounted for more than 80% of gross revenues for the year ending June 30, 2002. If such concentration was to continue and the Company was to lose a major customer it could result in a material decline in the Company's revenues (see also Note O in "Notes to Consolidated Financial Statements"). Additionally, the Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

Inventory

The Company realized a write-down of inventory in years 2001 and 2002 of $775,000 and $113,846 respectively. The inventory write-down in 2001 was in relation to the Company's Antisera inventory, which the Company determined was not useable due to quality assurance concerns. The write-down of inventory in 2002 was primarily related to the discontinuation of the Company's product line MigraDaily. Cost of goods sold for the years 2001 and 2002 include these inventory write-downs.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Due to slow product movement the Company anticipates that many of its national and regional chain customers will possess inventory that have expired dates before it has been sold to the retail public. In such an event the Company will likely be asked by its customers to replace or accept returns of such inventory. At this time the Company anticipates that it would likely accommodate a request from a customer to accept the return of expired inventory in order to maintain good relations with its customers. The acceptance by the Company of such product returns could have an adverse impact on the Company's operating performance. The Company in the future intends to either omit the labeling of an expiration date (under the Food and Drug Act homeopathic drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

In addition to requests from important customers to return inventory due to stale dating and the risk of inventory write-downs due to obsolescence, quality assurance or change in product strategy the Company may also be requested by retailers to accept product returns due to overstocking that results from slow product movement. The Company generally is not required to accept such product returns, but such requests are examined on a case-by-case basis and several factors are weighed, including but not limited to, the importance of the customer requesting a product return. Therefore, due to the early stage nature of the Company and its need to maintain shelf space and good relations with national and regional chains, future product returns may be accepted by the Company, in its discretion. The acceptance of such returns can have a negative impact on the Company's operating results.

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

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company closed its convertible preferred stock private placement offering during the first quarter of fiscal year ending June 30, 2002 of which the Company secured approximately $622,500. The Company is currently conducting a new private placement (the "Private Placement") offering of restricted common stock and/or debt/equity Units. The debt/equity offering is for a maximum of $3,000,000 with no minimum offering requirements, and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and with a closing date of October 20, 2002, unless extended at the discretion of the Company's Board of Directors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, hereunder.

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

FINANCIAL RESOURCES

At June 30, 2002 and 2001, the Company had current assets of $885,458 and $378,412 including cash of $43,254 and $162,921, respectively. At June 30, 2002, current assets included inventory valued at $710,501 and prepaid expenses of $121,116 (comprised primarily of prepaid marketing costs). Total assets were $993,661 and $397,513, respectively.

Gross sales for the years ended June 30, 2002 and 2001 were $1,501,296 and $21,378, respectively. The Company during fiscal year ended June 30, 2002 was able to place MIGRASPRAY in over 14,000 retail store locations nationwide. Costs and expenses for the years ended June 30, 2002 and 2001 were $3,926,461 and $3,374,837 resulting in a loss from operations of $3,269,067 and $3,353,459, respectively.

WRITE-DOWN  OF ANTISERA INVENTORY AND SCIENTIFIC TECHNOLOGY

The Company during fiscal year ended June 30, 2001, made the decision to write-down its remaining Antisera inventory. It had been determined that the marketing of Antisera products no longer fit into the Company's long-range plans and that there was no longer any assurance that the quality of the Antisera inventory could be determined. The Company incurred a write-down of $775,000 of value against the Antisera inventory. The write-down was recorded in costs of goods sold for the period. The Company currently is concentrating solely on its proprietary nutraceutical products.

The Company during fiscal year ended June 30, 2001 decided to write-down 100% of the value of its scientific technology in the amount of $440,208, which was carried at acquisition cost. The decision by the Company was taken in light of the Company's focus on its nutraceutical products and its TB diagnostic product being licensed at that time to Meridian Biosciences, Inc. The write-down was taken as a loss from operations for the period.

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

FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

On a consolidated basis, the Company had gross sales totaling $1,501,296 for the year ended June 30, 2002, compared with $21,378 in gross sales for the same period ending June 30, 2001. This represented an increase of $1,479,918 in gross sales from the year before. The Company also experienced sales discounts totaling $694,919 on its products and product returns of $148,983 for the year ending June 30, 2002. Sales Discounts are attributable to discounts that include sales incentives and other promotional costs such as coupons, volume based discounts, slotting fees and off invoice discounts. Product returns are primarily attributable to returns of the Company's MigraDaily product, which the Company has suspended production and marketing of for the foreseeable future.

The Company experienced a net loss of $3,467,129 for the twelve-month period ended June 30, 2002, compared with a net loss of $3,119,544 for the same period ended June 30, 2001. This represents an increase of $347,585 or 11.1% from the prior year. A substantial portion of the increase in net loss is attributable to the increase in the Company's marketing activities.

The Company's gross profit margin for the year ended June 30, 2002 was 30.9%, or $203,353. Gross profit margin for the year ended June 30, 2001 was not comparable due to lack of sales data for that year. The Company's cost of products sold for the years ended June 30, 2002 and 2001 was $454,041 and $831,137, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales to the retail market and to consumers through the use of direct and other marketing.

Consulting fees totaled $189,863 for the year ended June 30, 2002, compared with $637,763 for the same period ending June 30, 2001. This represented a decrease of $447,900 or 70.2% from the prior year. The Company realized some decrease in the use of outside consultants through the employment of several key employees, thus eliminating the need to use outside consultants. Selling and administrative expenses incurred by the Company, was $2,291,913 for the year ended June 30, 2002, compared with $1,413,211 for the same period ended June 30, 2001. This represented an increase of $878,702 or 62.2% from the prior year. The increase is due primarily to increased salaries for the addition of certain key personnel. The Company has also increased its marketing and promotional expenditures including costs associated with preparing to launch a direct response marketing campaign. Such expenditures include convention costs, advertising and marketing costs, production costs, focus groups and free product samples.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, and warrants, and revenue from sales. The Company anticipates that the proceeds from future private placements of equity and debt securities, and the exercise of warrants, together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete its Private Placement, that any warrants will be exercised or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or seek bankruptcy protection or liquidation. See "Plan of Operation - Financial Resources." The Company had as of June 30, 2002 $43,254 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

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

As discussed in Note R to the consolidated financial statements, certain errors resulting in an overstatement of previously reported net income and stockholders' equity (deficit) as of and for the years ended December 31, 2002 and 2001 were discovered by management of the Company subsequent to issuance of those financial statements. Accordingly, the financial statements have been restated to correct the errors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Incorporated and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

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


/S/ ARMANDO C. IBARRA
--------------------------
ARMANDO C. IBARRA, CPA-APC
Chula Vista, California
October 10, 2002
(except as to Note R, which is as of October 13, 2003)


                                    - 19 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   RESTATED

                                               06/30/02          06/30/01
                                             -----------       -----------
                   ASSETS

CURRENT ASSETS:
Cash                                         $    43,254       $   162,921
Accounts receivable, net                          10,587             5,482
Inventory                                        710,501            25,809
Prepaid expenses                                 121,116           134,763
Other current assets                                -               49,437
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        885,458           378,412

Property and equipment, net                       35,505            14,315

OTHER ASSETS:
Notes receivable - officer                        45,927              -
Other assets                                      16,771             4,786
                                             -----------       -----------
     TOTAL OTHER ASSETS                           62,698             4,786
                                             -----------       -----------
TOTAL ASSETS                                 $   983,661       $   397,513
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   744,703       $   347,182
Accrued expenses                                 293,325           359,894
Accrued litigation costs                         453,361           250,000
Loans payable                                    145,000           299,911
Current portion of long-term debt
  Due to/(from) officers                         990,382            47,201
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 2,626,771         1,304,188
                                             -----------       -----------
LONG-TERM LIABILITIES:
Notes-payable                                    275,000              -
Convertible debentures (includes
  accrued interest of $123,773)                  694,773           648,578
Minority interest                                   -                 -
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES                 969,773           648,578
                                             -----------       -----------
TOTAL LIABILITIES                              3,596,544         1,952,766

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value
  15,000,000 shares authorized
  (Series A; 1,105 authorized,
  none and 258 for 2002 and 2001
  issued & outstanding,
  respectively)                                     -                    3
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  80,871,655 and 49,101,044 shares
  issued & outstanding, respectively)            808,716           491,010
Additional paid-in capital                    18,640,828        16,625,495
Less Notes Receivable Officers                  (538,537)             -
Less unearned compensation                          -             (615,000)
Accumulated deficit                          (21,523,890)      (18,056,761)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (2,612,883)       (1,555,253)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   983,661       $   397,513
                                             ===========       ===========

     See Auditors' report and notes to consolidated financial statements.

                                    - 20 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   RESTATED

                                                Year Ended June 30,
                                              2002               2001
                                           -----------        -----------
REVENUES:
Gross sales                                $ 1,501,296        $    21,378
Discounts                                     (694,919)              -
Returns                                       (148,983)              -
                                           -----------        -----------
NET SALES                                      657,394             21,378

COSTS AND EXPENSES:
Cost of goods sold (including
  write-down of inventory of $113,846
  and $775,000 respectively)                   454,041            831,137
Write-down of scientific technology               -               440,208
General and administrative                   2,291,913          1,413,211
Marketing and advertising                      971,585               -
Consulting services                            189,863            637,763
Depreciation and amortization                    9,303             48,670
Research and development                         9,756              3,848
                                           -----------        -----------
TOTAL COSTS & EXPENSES                       3,926,461          3,374,837
                                           -----------        -----------
LOSS FROM OPERATIONS                        (3,269,067)        (3,353,459)

OTHER INCOME (EXPENSE)
Other expense                                  (67,623)              -
Other income                                    34,200               -
Interest income                                 19,450              7,333
Interest expense                              (141,035)           (91,204)
Loss on write-down of goodwill
  related to purchase of NMI shares            (16,000)              -
Loss on disposal of assets                     (23,054)              -
Minority interest income                          -               321,348
                                           -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                  (194,062)           237,477
                                           -----------        -----------
NET LOSS BEFORE INCOME TAXES                (3,463,129)        (3,115,982)

PROVISION FOR INCOME TAXES                       4,000              3,562
                                           -----------        -----------
NET LOSS AFTER INCOME TAXES                $(3,467,129)       $(3,119,544)
                                           ===========        ===========

BASIC AND FULLY DILUTED
LOSS PER SHARE                             $    (0.06)        $    (0.09)
                                           -----------        -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   57,258,757         32,999,953
                                           ===========        ===========

     See Auditors' report and notes to consolidated financial statements.

                                    - 21 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   RESTATED

                                                                             Officers
                                                                               Note
                                                                           Receibable/
                                                                             Unearned
                                                                           Compensation/
                                                 Common      Additional       Stock
                                   Common        Stock        Paid-in      Subscription    Preferred     Accumulated
                                   Stock         Amount       Capital       Receivable       Stock         Deficit        Total
                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
BALANCE, JUNE 30, 2000           23,983,069   $14,233,321   $   869,247    $   (95,000)          -      $(14,937,217)  $    70,351

Effect from reincorporation
  par value $0.01                      -      (13,993,490)   13,993,490           -              -              -             -
                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
BALANCE, JUNE 30, 2000
  ADJUSTED FOR REINCORPORATION
  (restated)                     23,983,069       239,831    14,862,737        (95,000)          -       (14,937,217)       70,351
Correction of subscription
  to note receivable                   -             -             -            95,000           -              -           95,000
Issuances of preferred stock           -             -          257,547           -                 3           -          257,550
Issuances to officers            14,950,000       149,500       743,000           -              -              -          892,500
Conversion of notes payable       1,218,406        12,184        80,206           -              -              -           92,390
Issuances of stock for
  services                        5,528,636        55,286       381,614           -              -              -          436,900
Issuances of stock for cash       3,220,933        32,209       323,791           -              -              -          356,000
Compensation pursuant to plan
  of employment                        -             -             -          (615,000)          -              -         (615,000)
Conversion of common
  stock warrants                    200,000         2,000        (2,000)          -              -              -             -
Syndication costs                      -             -          (21,400)          -              -              -          (21,400)
Net loss, June 30, 2001                -             -             -              -              -        (3,119,544)   (3,119,544)
                                 ----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2001
  (restated)                     49,101,044       491,010    16,625,495       (615,000)             3    (18,056,761)   (1,555,253)
Issuances of preferred stock           -             -          353,997           -                 3           -          354,000
Issuances of preferred stock
  for services                         -             -          101,997           -                 3           -          102,000
Issuances of preferred stock
for notes payable                      -             -           79,998           -                 2           -           80,000
Conversion of preferred stock
  to common stock                 5,120,994        51,210       (51,198)          -               (11)
Cancellation of compensation
  plan of employment                   -         (120,000)     (495,000)       615,000           -              -             -
Purchase pursuant to note
  receivable - officers           6,750,000       167,500       353,125           -              -              -          520,625
Conversion of notes payable       1,351,562        13,516       153,010           -              -              -          166,526
Issuances of stock for
  services                        5,261,298        72,613       425,323           -              -              -          497,936
Issuances of stock for cash      13,019,257       130,193     1,099,413           -              -              -        1,229,606
Conversion of common
  stock warrants                    252,500         2,525        47,825           -              -              -           50,350
Employee stock compensation          15,000           150         1,350           -              -              -            1,500
Conversion stock options                             -             -              -              -              -             -
Syndication costs                      -             -          (54,507)          -              -              -          (54,507)
Less notes Receivable Officers         -             -             -          (538,537)          -              -         (538,537)
Net loss, June 30, 2002                -             -             -              -              -        (3,467,129)   (3,467,129)
                                 ----------   -----------   -----------    ------------   -----------   ------------   -----------
Balance, June 30, 2002           80,871,655   $   808,716   $18,640,828    $  (538,537)   $      -      $(21,523,890)  $(2,612,883)
                                 ==========   ===========   ===========    ============   ===========   ============   ===========

     See Auditors' report and notes to consolidated financial statements.

                                    - 22 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                                   RESTATED


                                                June 30,      June 30,
                                                  2002          2001
                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(3,467,129)  $(3,119,544)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   9,303        48,670
    Accrued interest income                       (19,450)         -
    Accrued interest expense                       46,195
    Minority interest                                -         (321,348)
    Issuance of stock for services                601,436       436,900
    Loss on property and equipment                 23,054          -
    Write-down of goodwill related                                 -
    to purchase of NMI shares                      16,000
    Stock issued to officers for
    compensation and other                           -          940,000
    Unearned compensation                            -         (615,000)
    Stock issued for interest and fees            102,386          -
    Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable     (5,105)       25,624
    (Increase)/decrease in inventories           (684,692)      774,638
    (Increase)/decrease in Scientific Tech           -          440,208
    (Increase)/decrease in prepaid expenses        13,647      (128,100)
    (Increase)/decrease in other assets            37,452      ( 50,452)
     Increase/(decrease) in accr. litigation      203,361       250,000
     Increase/(decrease) in due to officers       781,181
     Increase/(decrease) in accounts payable
      and accrued expenses                        492,792       588,145
                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES          (1,849,569)     (730,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
  equipment                                       (53,547)      (11,486)
                                              -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES           (53,547)      (11,486)
                                              -----------   -----------
SUBTOTAL CARRIED FORWARD                       (1,903,116)     (741,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock          1,229,606       356,000
Syndication costs                                 (54,507)      (21,400)
Proceeds from issuance of preferred stock,
  (net)                                           354,000       257,550
Proceeds from exercise of warrants and options     50,350
Payments on capital lease obligations                -             (734)
Conversion of stock subscription to loan
  receivable                                         -           95,000
Purchase of note receivable - officer             (45,000)         -
Payment on loans payable                          (26,000)         -
Proceeds from loans payable                          -          189,354
Due to/from officers                                                129
Long term notes payable                           275,000          -
                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       1,783,449       875,899
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH                  (119,667)      134,156

CASH AT BEGINNING OF PERIOD                       162,921        28,765
                                              -----------   -----------
CASH AT END OF PERIOD                         $    43,254   $   162,921
                                              ===========   ===========

SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                    $     1,020   $       704
                                              ===========   ===========
  Income taxes                                $       -     $     3,562
                                              ===========   ===========

Non-cash activities:
  Stock issued for notes and payables         $   166,526   $    92,390
  Stock issued for services
    and syndication costs                     $   601,436   $ 1,329,400
  Stock issued for notes receivable           $   520,625          -
  Preferred stock issued for services             102,000          -
  Preferred Stock issued for notes payable    $    80,000          -

     See Auditors' report and notes to consolidated financial statements.

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

Revenue arrangements with the Company's customers often include sales incentives and other promotional costs such as coupons, volume based discounts, slotting fees and off invoice discounts. These costs are typically referred to collectively as "trade spending" pursuant to EITF 00-14, EITF 00-25 and EITF 01-09. These costs are recorded at the later of when revenue is recognized or when the sales incentive is offered and are classified as a reduction of revenue under the heading "discounts".

INVENTORY:

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Product carried in retail stores with a short duration of time until expiration may be accepted by the Company as returns from the retailers. The Company in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the current practice of two years.

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

C.  NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to officers of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

                                                            Interest   Accrued
Officer            Issue Date   # of Shares   Note Amount     Rate    Interest
-------            ----------   ----------    -----------   -------   ---------
Donald Brucker      04-02-01     5,000,000     $100,000      4.94%    $  6,145
Timothy J. Connor   04-02-01     5,000,000     $100,000      4.94%       6,145
James R. Arabia     10-19-01     6,750,000     $320,625      4.59%       5,622
-------------------------------------------------------------------------------
                                16,750,000     $520,625               $ 17,912
                                ===============================================

The notes from Messrs. Brucker,Connor and Arabia mature on April 15, 2005. All three notes are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual exceeds amounts due from that individual under the notes. The amounts due are included in due to officers at June 30, 2002.

The receivable of $538,537, which includes related interest of $17,912, is reflected as a contra equity in the financial statements.

Interest income related to the notes receivable was $17,912 for the year ended June 30, 2002.

Note Receivable From Officer

A loan for $45,000 was made to the Company's Sr. Vice President, General Counsel and Secretary on February 15, 2002 upon his joining the Company. The note is unsecured and accrues interest at 5.6% per annum and is due on February 15, 2005. The balance of the note including accrued interest is $45,927.

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

E.  INVENTORY:

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

G.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2002 and 2001 consists of 250,000 and 997,200, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance. The options were issued for certain transactions and performance of services and expire at various times from three to eight years. Warrants in the amount of 252,500 and 12,000 were exercised during the years ended June 30, 2002 and June 30, 2001, respectively. Options in the amount of 10,700 and 150,000 were issued during the year ended June 30, 2002 and 2001 respectively. Expired options and warrants consisted of 100,000 warrants and 9,000 options during the year ended June 30, 2002.

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

Total compensation cost recognized in income for stock-based employee compensation was $1,500 and $247,500 for the years ending June 30, 2002 and June 30, 2001 respectively. Total cost recognized in income for shares issued to non-employees for services rendered was $601,436 and $466,900 for the years ending June 30, 2002 and June 30, 2001 respectively.

H.  PREFERRED STOCK:

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

I.  LOANS PAYABLE:

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
                                                      ============

K.  CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share. As of June 30, 2002 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of June 30, 2002 accrued interest on the convertible debentures is $123,773.

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

L.  NOTES PAYABLE:

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

M.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2002 and 2001 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

                                         June 30, 2002       June 30, 2001
                                         -------------       -------------
     Current income taxes                $       4,000       $       3,562
     Deferred income taxes               -------------       -------------
     Provision for income taxes          $       4,000       $       3,562
                                         =============       =============

The Company's total deferred tax asset as of June 30, 2002 is as follows:

     Net operating loss carry-forward     $  5,486,346
     Valuation allowance                    (5,486,346)
                                          ------------
     Net deferred tax asset               $       -
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

N.  CONTINGENT LIABILITIES:

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

O.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. Three customers accounted for more than 80% of gross revenues for the year ending June 30, 2002. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product (although some sales of MigraDaily had occurred during the year), creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

                  Gross Revenues from Top 3 Major Customers
                  -----------------------------------------
                            A     56%     $850,291
                            B     14%     $206,508
                            C     10%     $161,928

P.  SUBSEQUENT EVENTS

The Company subsequent to year-end negotiated the purchase of most of the remaining interest of one of its subsidiaries, NMI, at an average price of three shares of Company restricted common stock for each share of the subsidiary. Total cost to the Company based on the fair market value of the Company's common stock on the date of settlement was $27,172. The net effect of the purchase of the remaining portion of the outstanding shares of the subsidiary will be recognized during the first quarter of fiscal year 2003.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2002 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $2,339,439 in the aggregate.

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

R.  RESTATEMENT OF FINANCIALS

Subsequent to June 30, 2002, errors in the Company's previous financial statements were discovered:

The Company accounted for notes receivable for stock as an asset instead of a deduction from stockholders equity. The Company has reclassified the notes receivable for stock as of June 30, 2002 and 2001 as an offset to stockholders' equity (see also Note C in Notes to Consolidated Financial Statements).

The Company eliminated minority interest income to reflect the fact that minority interest in losses are to be recorded by the Company until minority interest in DTI and NMI (which are presented as a net amount) have been reduced to zero. An accumulated deficit totaling $353,856 is recorded at June 30, 2002, which is not reflected on the Company's balance sheet (see Note A). The Company will record 100% of income related to the minority interest, if any, until the accumulated deficit has been recovered by the Company.

Convertible debentures issued by a Company subsidiary, which must be shown as a liability on the Company's consolidated balance sheet, had been netted with the minority interest, but are now reflected separately on the balance sheet (see also Footnote K in Notes to Consolidated Financial Statements).

The Company discovered (i) that general and administrative expenses had been understated in the amount of $148,550, (ii) that a charge for $16,000 for the write-off of goodwill associated with the purchase of NMI stock was needed, and
(iii) that an allowance for customer returns in the amounts of $18,393 for the year ended June 30 2002 should be eliminated.

Consolidated Statement in Stockholders' Equity (Deficit) contained a number of errors and/or was presented improperly. The statement has been restated to conform to the restated financials. The Company's non-cash activities have also been restated to reflect the corrections and appropriate presentation.

The impact of these corrections on net income and stockholders' equity are stated below:

                                                  For the Year Ended
                                           June 30, 2002       June 30, 2001
                                           -------------       -------------
Increase (decrease)
-------------------
     Net Income                             ($  246,033)        ($  153,451)
     Stockholders' equity (deficit)         ($1,114,730)        ($  153,451)

Restated Balances:
-------------------
     Net Income                            ($ 3,467,129)       ($ 3,119,544)
     Accumulated Stockholders' equity      ($21,523,890)       ($18,056,761)

The Company made other revisions to the presentation of its financials:

Certain operating expenses were reclassified by the Company into product discounts as required by EITF 01-9, which resulted in lower net sales than originally reported (see also Note A in Notes to Consolidated Financial Statements).

Other expenses originally reported by the Company as a write-down of assets were reclassified into cost of goods sold, which resulted in an increase of loss from operations.

The Company reclassified certain of its payables and expenses in order to separate amounts due to officers.


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

        Name             Age                    Position
----------------------   ---   ------------------------------------------------
James R. Arabia           45   Chairman, President, and Chief Executive Officer

Donald Brucker, O.D.      69   Director, and Senior Vice President of Research
and Development

Robert T. Malasek         34   Treasurer, and Chief Financial Officer

David A. Gotz             52   Director

Timothy R. Scott, PhD.    50   Director

Timothy J. Connor         44   Director

Jason J. Belice, Esq.     33   Secretary


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

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Both Mr. Gotz and Dr. Scott are Class 1 Directors, Dr. Brucker is a Class 2 Director, and Mr. Arabia is a Class 3 Director.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2002.

                          SUMMARY COMPENSATION TABLE
                                    Annual Compensation                     Long-term Compensation
                      ------------------------------------------------  -------------------------------
Name and              Fiscal                                              Stock               Founders
Principal Position     Year     Salary        Bonus         Other         Awards    Warrants  Stock DTI
-------------------   ------  -----------  -----------  --------------  ----------  --------  ---------

James R. Arabia        2001   $168,750(1)   162,000(1)   31,500(1)(2)      -            -          -
Chief Executive        2000       -            -           -               -            -          -
Officer                1999       -            -           -               -            -          -

Donald Brucker         2001   $175,000(1)      -           -               -            -          -
Sr. VP of R&D          2000     54,000         -           -               -            -          -
(Former position)      1999     96,000         -           -               -   (3)      -          -

Ken J. Yonika, CPA     2001       -            -       $128,600(4)         -            -          -
Former Chief           2000       -            -       $ 30,000(4)      $40,000(5)      -          -
Financial Officer      1999       -            -           -               -            -          -

Jason J. Belice, Esq.  2001    $70,909(6)      -       $  4,457(6)         -            -          -
General Counsel and    2000       -            -           -               -            -          -
VP of Business Affairs 1999       -            -           -               -            -          -
(former position)

----------------
(1)  Accrued, not paid in cash(see "Employment Contracts").

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

Timothy J. Connor, consultant (former Chief Executive Officer [and director]) - Mr. Connor has not received any cash compensation since the period ending June 30, 2001 through the date of this report. On April 28, 2001 the Company granted Mr. Connor 5,000,000 shares of restricted common stock as an inducement for Mr. Connor to continue working for the Company. Additionally, Mr. Connor was given an employment agreement providing him with a base salary of $250,000for three years. Pursuant to these and other previous employment arrangements the Company had accrued $443,964 of salary and benefits owed to Mr. Connor as of October 1, 2002. However, Mr. Connor has voluntarily agreed to (i) waive all accrued salary and benefits owed to him over an amount of $175,000 (a $268,964 savings for the Company), (ii) accept a new three-year evergreen consulting agreement with base compensation of $100,000 (which includes provisions for the Company to make payments under the agreement in a form other than cash), and (iii) purchase the 5,000,000 shares originally granted to him in April 1, 2001 at a price of $.02 per share using a secured promissory note. The secured promissory note is fully secured, accrues interest at a rate of 4.94% per annum, matures on August 15, 2004, and does not contain any provision for forgiveness (except following a change of control as defined in Mr. Connor's consulting agreement). The Company has the right to repurchase the 5,000,000 shares at a price of $.02 per share, pro-rata based upon length of service as a consultant, if Mr. Connor does not remain in continuous consultancy for the Company until August 15, 2004 (unless due to death, termination without cause or termination with good reason).

Kenneth Yonika, Chief Financial Officer - Mr. Yonika did not receive any cash compensation since he began with the Company in April of 2001 through to the date of departure (October 14, 2002. On April 28, 2001 the Company granted Mr. Yonika 2,000,000 shares of restricted common stock as an inducement for Mr. Yonika to work for the Company. Additionally, the Company was to pay Mr. Yonika a base salary of $120,000 per annum for the period April 2001 through October 2001 and $180,000 per annum for the period November 2001 through October 2002 (a total of $255,000 of accrued salary through October 1, 2002). Mr. Yonika elected to accept securities issued by the Company in lieu of any cash compensation pursuant to these or any other arrangements with the Company. Mr. Yonika has agreed that the 2,000,000 shares granted to him in April 2001 along with an additional 3,000,000 shares granted to him on July 18, 2002, valued at $100,000 in the aggregate, along with accrued salary of $50,000, serves as full payment for all services rendered by Mr. Yonika to the Company through October 14, 2002 (a savings of $105,000 for the Company). The Company has agreed to pay Mr. Yonika the $50,000 of past accrued salary, including interest of 8%, beginning on October 15, 2003 amortized over 12 months at 8% interest.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2002 (assuming the exercise of options, issuance of stock grants, the issuance of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors,
(iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership are 105,652,353.

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

(2) Includes 6,750,000 restricted shares of common stock purchased by Mr. Arabia from the Company for $320,625 using a Secured Promissory Note, 50 shares of Series B Convertible Preferred Stock purchased by Mr. Arabia for $50,000 of services rendered, which converts into 1,250,000 restricted shares of common stock,(see Item 12. "PREFERRED STOCK"), and 10,190,096 restricted shares of common stock purchased by Mr. Arabia with cash and services rendered as part of the transaction described below. Does not include 709,904 shares and 1,850,000 shares transferred to Messrs. Brucker and Udin, respectively described below. As of October 5, 2002, Mr. Arabia purchased 12,750,000 restricted shares of common stock and a senior secured note ($382,500 face value) using monies owed to him by the Company totaling $510,000. Of the 12,750,000 shares, Mr. Arabia owns 10,190,096 shares; 709,904 shares were apportioned to Mr. Brucker and 1,850,000 shares to Mr. Udin because these individuals loaned Mr. Arabia approximately $102,396 of the $510,000 of cash and services that he provided to the Company (Mr. Arabia also guarantees repayment of $76,797, in the aggregate, to Messrs. Brucker and Udin).

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

(8) Includes 5,000,000 restricted shares of common stock purchased by Mr. Connor from the Company using a Secured Promissory Note in the amount of $100,000 and 2,000,000 restricted shares purchased by Mr. Connor for $77,778 (previously loaned to the Company). Does not include 120,000 shares owned by Mr. Connor's mother-in-law for which he disclaims beneficial ownership.

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

SHARES ELIGIBLE FOR FUTURE SALE

Of the 105,652,353 shares outstanding as of October 14, 2002, 37,585,185 are eligible for resale in the public markets. Of these eligible shares, 8,777,008 shares are eligible for resale in the public markets subject to compliance with the volume limitations and manner of sale rules of Rule 144 under the Securities Act of 1933, as amended, and 1,482,376 are eligible for resale in the public markets either as unrestricted shares or pursuant to Rule 144(k). In general, under Rule 144 as currently in effect, any person (or persons whose shares are aggregated for purposes of Rule 144) who beneficially own restricted securities with respect to which at least one year has elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock and the average weekly trading volume in the Company's common stock during the four calendar weeks preceding the sale. Sales under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about our company. A person who is not an affiliate, who has not been an affiliate within three months prior to sale, and who beneficially owns restricted securities with respect to which at least two years have elapsed since the later of the date the shares were acquired from the Company, or from an affiliate of the Company, are entitled to sell such shares under Rule 144(k) without regard to any of the volume limitations or other requirements described above.

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

                                     Title                        Date

/S/ James Arabia
-------------------
James R. Arabia             Chief Executive Officer        October 15, 2003
                            and Chairman of the Board


/S/ Robert Malasek
-------------------
Robert T. Malasek           Treasurer, and Chief            October 15, 2003
                            Financial Officer



-------------------------------------------------------------------------------

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                     DESCRIPTION
------             ------------------------------------------------------------


  2.1**            NatureWell, Inc. Consent Solicitation/Information Statement

  3.1*** Registrant's Articles of Incorporation (under its former name, Women's Healthcare Centers of America, Inc.).

  3.2*** Certificate of Amendment of the Articles of Incorporation of Women's Healthcare Centers of America, Inc.

  3.3*** Certificate of Amendment of the Articles of Incorporation of Chemical Dependency Healthcare, Inc.

  3.4***           Registrant's Bylaws.

  3.5***           Specimen Stock Certificate.

  3.6**** Certificate of Amendment of Articles of Incorporation, dated June 26, 1996

  3.7******        Certificate of Amendment of Articles of Incorporation,
                   dated May 16, 2000

  4.1*****         1996 Incentive Stock Bonus and Option.

  4.3******        2000 Incentive Stock Bonus and Option Plan

  4.4******        Form of Stock Option Agreement

 10.4**            Morgan & Sampson, Inc. Distribution Service Agreement

 10.5**            Sub-Lease Agreement - 7855 Ivanhoe Lease Agreement

 10.6*             Employment Agreement for James R. Arabia.

 10.7*             Employment Agreement for Donald Brucker.

 10.8*             Consulting Agreement for Timothy J. Connor.

 10.9 Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

 10.10 Security Agreement for Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

 10.11* Stock Issuance Agreement for James R. Arabia with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory
                   Note") and Exhibit C ("Security Agreement").

 10.12* Stock Issuance Agreement for Donald Brucker with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.13* Stock Issuance Agreement for Timothy J. Connor with Exhibit A "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.14* Stock Issuance Agreement for Timothy R. Scott with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

 10.15* Stock Issuance Agreement for David A. Gotz with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

 10.16* Stock Issuance Agreement for Jason J. Belice with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 10.17* Stock Issuance Agreement for Alan S. Udin with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

 21.1**            Subsidiaries of the Company

 32.1              Certification by James R. Arabia, Chief Executive Officer

 32.2              Certification by Robert T. Malasek, Chief Financial Officer

 99.1*             Certification Pursuant to section 906 of the Sarbanes-Oxley
                   Act of 2002

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

***** Incorporated by reference to the applicable exhibit to the Company's
      Registration Statement Form S-8 filed on October 27, 1996.

******Incorporated by reference to the applicable exhibit to the Company's
      Form DEF-14 filed on May 16, 2000.



-------------------------------------------------------------------------------