Form 10KSB/A
period 2003-06-30
NATUREWELL INC
filed 2003-10-22
CIK 945617

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

THIS REPORT ON FORM 10-KSB-A CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its products to a degree necessary for it to drive product sales to a level necessary to reach profitability, the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-KSB-A, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors," "Business," and elsewhere in this report.

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

ITEM 7.   FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANT                                  15

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of June 30, 2003 and 2002     16

     Consolidated Statements of Operations for the years ended
     June 30, 2003 and 2002.                                      17

     Consolidated Statements of Changes in Stockholders' Equity
     (Deficit) for the years ended June 30, 2003 and 2002.        18

     Consolidated Statements of Cash Flows for the years ended
     June 30, 2003 and 2002.                                      19

     Notes to Consolidated Financial Statements                 20 - 30


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



__________________________
ARMANDO C. IBARRA, CPA-APC

San Diego, California
October 15, 2003

                                    - 15 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                               06/30/03          06/30/02
                                             -----------       -----------
                                                                (Restated)

                   ASSETS

CURRENT ASSETS:
Cash                                         $       655       $    43,254
Accounts receivable, net                           8,836            10,587
Inventory                                        564,354           710,501
Prepaid expenses                                   2,184           121,116
Other current assets                                -                 -
                                             -----------       -----------
     TOTAL CURRENT ASSETS                        576,029           885,458

Property and equipment, net                       27,543            35,505
OTHER ASSETS:
Notes receivable - officer                        48,447            45,927
Other assets                                       3,771            16,771
                                             -----------       -----------
     TOTAL OTHER ASSETS                           52,218            62,698
                                             -----------       -----------
TOTAL ASSETS                                 $   655,790       $   983,661
                                             ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                             $   735,238       $   744,703
Accrued expenses                                 220,914           293,325
Accrued litigation costs                         506,893           453,361
Loans payable                                    253,736           145,000
Current portion of long-term debt                192,441
Due to/(from) officers                         1,291,561           990,382
                                             -----------       -----------
     TOTAL CURRENT LIABILITIES                 3,200,783         2,626,771
                                             -----------       -----------
LONG-TERM LIABILITIES:
Notes-payable                                    952,135          275,000
Convertible debentures (includes
 accrued interest of 172,406 and
 $123,773 for June 30, 2002 and
2003 respectivley)                               743,406          694,773
Minority interest                                   -                -
                                             -----------       -----------
     TOTAL LONG-TERM LIABILITIES               1,695,541          969,773
                                             -----------       -----------
TOTAL LIABILITIES                              4,896,324        3,596,544

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value
  (Series B; 50 and none issued &
   outstanding for 2003 and 2002)                      1              -
Common stock, $0.01 par value
  (150,000,000 shares authorized,
  112,909,205 and 80,871,655 shares
  issued & outstanding, respectively)          1,129,094           808,716
Additional paid-in capital                    18,851,983        18,640,828
Less Notes Receivable Officers                  (652,061)         (538,537)
Accumulated deficit                          (23,569,551)      (21,523,890)
                                             -----------       -----------
     Total stockholders' equity  (deficit)    (4,240,534)       (2,612,883)
                                             -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)               $   655,790       $   983,661
                                             ===========       ===========


     See Auditors' report and notes to consolidated financial statements.

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
                                        ===========   ===========


     See Auditors' report and notes to consolidated financial statements.

                                    - 17 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                                             Unearned
                                                                           Compensation/
                                                 Common      Additional      Officers
                                   Common        Stock        Paid-in          Notes       Preferred     Accumulated
                                   Stock         Amount       Capital       Receivable       Stock         Deficit        Total
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2001           49,101,044       491,010    16,625,495       (615,000)             3    (18,056,761)   (1,555,253)
  (restated)
Issuances of preferred stock           -             -          353,997           -                 3           -          354,000
Issuances of preferred stock
  for services                         -             -          101,997           -                 3           -          102,000
Issuances of preferred stock
  for notes payable                    -             -           79,998           -                 2           -           80,000
Conversion of preferred stock
  to common stock                 5,120,994        51,210       (51,198)          -               (11)
Cancellation of compensation
  plan of employment                   -         (120,000)     (495,000)       615,000           -              -             -
Purchase pursuant to note
  receivable - officers           6,750,000       167,500       353,125           -              -              -          520,625
Conversion of notes payable       1,351,562        13,516       153,010           -              -              -          166,526
Issuances of stock for
  services                        5,261,298        72,613       425,323           -              -              -          497,936
Issuances of stock for cash      13,019,257       130,193     1,099,413           -              -              -        1,229,606
Conversion of common
  stock warrants                    252,500         2,525        47,825           -              -              -           50,350
Employee stock compensation          15,000           150         1,350           -              -              -            1,500
Conversion stock options               -             -             -              -              -              -             -
Syndication costs                      -             -          (54,507)          -              -              -          (54,507)
Less notes Receivable Officers         -             -             -          (538,537)          -              -         (538,537)
Net loss, June 30, 2002                -             -             -              -              -        (3,467,129)   (3,467,129)
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2002           80,871,655   $   808,716   $18,640,828    $  (538,537)   $      -      $(21,523,890)  $(2,612,883)


Issuance of Preferred stock            -             -           49,999           -                 1           -           50,000
Shares issued to officer         13,492,857       134,929         3,571           -              -              -          138,500

Purchase pursuant to note
  receivable - officers           4,250,000        42,500        42,500           -              -              -           85,000
Conversion of Notes Payable         166,666         1,667           878           -              -              -            2,545
Share Issuance of stock for
  Services                        7,135,487        71,355       203,717           -              -              -          275,072
Issuance of stock for NMI           448,176         4,482        26,891           -              -              -           31,372
Issuances of stock for cash       6,454,364        64,544        10,121           -              -              -           74,665
Employee stock compensation          90,000           900          -              -              -              -           11,900
Syndication costs                      -             -         (126,500)          -              -              -         (126,500)
Less notes Receivable Officers         -             -             -          (113,524)          -              -         (113,524)
Net loss, June 30, 2003                -             -             -              -              -        (2,045,661)   (2,045,661)
                                -----------   -----------   -----------    -----------    -----------   ------------   -----------
Balance, June 30, 2003          112,909,205   $ 1,129,094   $18,851,983    $  (652,061)   $        1    $(23,569,551)  $(4,240,534)
===================================================================================================================================


     See Auditors' report and notes to consolidated financial statements.

                                    - 18 -
-------------------------------------------------------------------------------

                   NATUREWELL, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                               June 30,      June 30,
                                                 2003          2002
                                              -----------   -----------
                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $(2,045,661)  $(3,467,129)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   7,962         9,303
    Accrued interest income                       (31,109)      (19,450)
    Accrued interest expense                      148,301        46,195
    Issuance of stock for services                275,972       601,436
    Officers shares issued for compensation       188,500
    Loss on property and equipment                               23,054
    Write-down of goodwill related
    to purchase of NMI shares                      31,372        16,000

    Stock issued for interest and fees                          102,386
    Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable      1,751        (5,105)
    (Increase)/decrease in inventories            146,147      (684,692)
    (Increase)/decrease in Scientific Tech           -             -
    (Increase)/decrease in prepaid expenses       118,932        13,647
    (Increase)/decrease in other assets            13,000        37,452
     Increase/(decrease) in accr. litigation       53,532       203,361
     Increase/(decrease) in due to officers       301,179       781,181
     Increase/(decrease) in accounts payable
      and accrued expenses                        197,306       492,792
                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES            (592,816)   (1,849,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property and
equipment                                            -          (53,547)
                                              -----------   -----------
NET CASH (USED) BY INVESTING ACTIVITIES              -          (53,547)
                                              -----------   -----------
SUBTOTAL CARRIED FORWARD                         (592,816)   (1,903,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             74,665     1,229,606
Syndication costs                                (126,520)      (54,507)
Proceeds from issuance of preferred stock,
  (net)                                              -          354,000
Proceeds from exercise of warrants and options       -           50,350
Purchase of note receivable - officer                -          (45,000)
Payment on loans payable                          (55,428)      (26,000)
Proceeds from loans payable                       275,000          -
Notes issued for due to/from officers             382,500          -
Long term notes payable                              -          275,000
                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         550,217     1,783,449
                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH                   (42,599)     (119,667)

CASH AT BEGINNING OF PERIOD                        43,254       162,921
                                              -----------   -----------
CASH AT END OF PERIOD                         $       655   $    43,254
                                              ===========   ===========


SUPPLEMENTAL DISCLOSURES:

Cash Paid for:
  Interest                                    $      -      $     1,020
                                              ===========   ===========
  Income taxes                                $      -      $      -
                                              ===========   ===========

Non-cash activities:
  Stock issued for notes and payables         $     2,545   $   166,526
  Stock issued for services
    and syndication costs                     $   590,972   $   601,436
  Stock issued for notes receivable           $    85,000       520,625
  Preferred stock issued for services              50,000       102,000
  Preferred Stock issued for notes payable    $      -           80,000


     See Auditors' report and notes to consolidated financial statements.

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

R.  GOING CONCERN:

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