Form 10QSB
period 2003-09-30
NATUREWELL INC
filed 2003-11-19
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2003

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

7855 Ivanhoe Avenue, Suite 322, La Jolla, California 92037 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (858) 454-6790

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 12, 2003 the Company had issued and outstanding 115,434,248 shares of $.01 par value common stock.

________________________________________________________________________________

________________________________________________________________________________

PART I

ITEM 1. FINANCIAL STATEMENTS

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A. Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Members of the Better Business Bureau since 1997

To the Board of Directors of Naturewell, Inc.

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of Naturewell, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended September 30, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Naturewell, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2003 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's losses and lack of operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated balance sheet for the year ended June 30, 2003 was audited by us, and we expressed an unqualified opinion on it in our report dated October 16, 2003 which included a going concern paragraph. We have not performed any auditing procedures since that date.

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC

November 18, 2003 Chula Vista, California

371 E Street, Chula Vista, Ca. 91910

________________________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets
_________________________________________________________________________________________

	Period Ended September 30, 2003	Year Ended June 30, 2003
	--------------------------	--------------------------
	(unaudited)
ASSETS

Current Assets
Cash	$120,874	$655
Accounts receivable	5,225	8,836
Inventory	559,122	564,354
Prepaid expenses	1,640	2,184
	--------------------------	--------------------------
Total Current Assets	686,861	576,029

Net Property & Equipment	25,553	27,543

Other Assets
Notes receivable - officer	49,077	48,447
Other assets	3,771	3,771
	--------------------------	--------------------------
Total Other Assets	52,848	52,218
	--------------------------	--------------------------

TOTAL ASSETS	$765,262	$655,790
	===============	===============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$675,219	$735,238
Accrued expenses	218,538	220,914
Accrued litigation costs	521,893	506,893
Loans payable	86,218	253,736
Current portion of long-term debt	193,937	192,441
Due to officers	1,256,520	1,291,561
	--------------------------	--------------------------
Total Current Liabilities	2,952,325	3,200,783

Long-Term Liabilities
Notes payable, unsecured	333,818	731,717
Notes payable, secured	875,579	220,418
Convertible notes	297,163	-
DTI convertible notes	755,564	743,406
	--------------------------	--------------------------
Total Long-Term Liabilities	2,262,124	1,695,541
	--------------------------	--------------------------
TOTAL LIABILITIES	$5,214,449	$4,896,324

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 114,222,979 and 112,909,205 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively)	1,142,232	1,129,094
Additional paid-in capital	18,851,987	18,851,983
Less Notes Receivable Officers	(659,220)	(652,061)
Accumulated deficit	(23,784,187)	(23,569,551)
	--------------------------	--------------------------
Total Stockholders' Deficit	(4,449,187)	(4,240,534)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$765,262	$655,790
	===============	===============

See Notes to Consolidated Financial Statements

________________________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Three Months Ended September 31, 2003 and 2002 (Unaudited)
_________________________________________________________________________________________

	September 2003	September 2002
	--------------------------	--------------------------
		(amended)
Revenues

Gross Sales	$42,314	$337,000
Discounts	(3,134)	(79,139)
Returns	(5,033)	(4,325)
	--------------------------	--------------------------
Net Sales	34,147	253,536

Costs and Expenses
Costs of goods sold	9,407	103,150
General & administrative expenses	313,874	444,657
Marketing & advertising	6,673	217,298
Consulting services	17,435	53,960
Depreciation and amortization	1,991	1,991
Research & development	300	4,700
	--------------------------	--------------------------
Total Costs and Expenses	349,680	825,756
	--------------------------	--------------------------
Loss From Operations	(315,533)	(572,220)

Other Income & (Expenses)
Other expense	-	-
Other income	146,274	1,088
Interest income	7,789	6,090
Interest expense	(52,166)	(24,576)
purchase of NMI shares	-	(27,172)
	--------------------------	--------------------------
Total Other Income & (Expenses)	101,897	(44,570)
	--------------------------	--------------------------
Net Income (Loss) Before Taxes	(213,636)	(616,790)

Provision for Income Taxes	1,000	-
	--------------------------	--------------------------
Net Income (Loss)	$(214,636)	$(616,790)
	===============	===============

Basic earnings (loss) per share	$(0.00)	$(0.01)
	===============	===============

Weighted average number of common shares outstanding	113,060,872	65,810,228
	===============	===============

See Notes to Consolidated Financial Statements

________________________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Three Months Ended September 31, 2003 and 2002 (Unaudited)
_________________________________________________________________________________________

	September 30, 2003	September 30, 2002
	-------------------------	-------------------------
		(amended)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(214,636)	$(616,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,991	1,990
Minority Interest	-	-
Accrued interest income	(7,789)	(6,090)
Accrued interest expense	51,571	23,799
Issuance of stock for Services	6,138	220,505
Officer shares issued for Compensation	7,000	6,000
Loss on property and equipment	-	-
Unearned compensation	-	-
Write-down of goodwill related to purchase of NMI shares	-	27,172
Notes issued for Services	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,611	(41,304)
(Increase) decrease in inventory	5,232	55,733
(Increase) decrease in prepaid expenses	544	78,070
(Increase) decrease in other assets	-	12,752
Increase (decrease) in accrued litigation	15,000	(205,468)
Increase (decrease) in due to officers	(35,041)	156,719
Increase (decrease) in accrued expenses	(2,376)	(32,778)
Increase (decrease) in accounts payable	(60,019)	213,034
	-------------------------	-------------------------
Net cash provided by (used in) operating activities	(228,774)	(106,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	-
	-------------------------	-------------------------
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	33,665
Syndication Cost	-	-
Proceeds fom issuance of preferred stock, net	-	-
Proceeds from exercise of warrants and options	-	-
Payment on loans payable	(1,959)	(34,000)
Proceeds from loans payable	-	65,000
Notes issued for Services	85,000	-
Notes issued for converted accounts payable	65,952	-
Notes issued for due to officers	-	-
Proceeds from notes payable	200,000	-
	-------------------------	-------------------------
Net cash provided by (used in) financing activities	348,993	64,665

Net increase (decrease) in cash	120,219	(41,991)

Cash at beginning of period	655	43,254
	-------------------------	-------------------------
Cash at end of year	$120,874	$1,263
	===============	===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Income taxes paid	$-	$-
	===============	===============
Interest paid	$177	$-
	===============	===============
NON-CASH ACTIVITIES
Stock issued for notes and payables	$-	$5,000
	===============	===============
Stock issued for services and syndication costs	$13,138	$226,505
	===============	===============
Stock issued for notes receivable	$-	$85,000
	===============	===============
Notes issued for services and accounts payable	$150,952	$-
	===============	===============

See Notes to Consolidated Financial Statements

________________________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2003, and the results of its operations and cash flows for the periods ended September 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for 2002 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company's Form 10-KSB-A registration report for the year ended June 30, 2003.

B. GENERAL AND ADMINISTRATIVE AND CONSULTING EXPENSES

For the period ending September 30, 2003, general and administrative expenses were reduced by the waiver of monies due to an officer totaling $44,650 and consulting expenses were reduced by the waiver of monies due to a consultant totaling $25,899. There can be no assurance that such waivers and associated reductions in general and administrative and consulting expenses will be available to the Company in the future.

C. OTHER INCOME

For the period ending September 30, 2003, other income consists of (i) $135,500 of monies owed to the Company's Chief Executive Officer that was waived by the executive as of September 30, 2003, and (ii) a $10,774 reduction in accounts payable due to compromises of amounts owed. There can be no assurance that such waivers and associated reductions will be available to the Company in the future.

________________________________________________________________________________

D. NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest
Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 12,319
Timothy J. Connor	04-02-01	5,000,000	$100,000	4.94%	12,319
James R. Arabia	10-19-01	6,750,000	$320,625	4.59%	24,180
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	1,937
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	1,180
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	830
David A. Gotz	7-18-02	750,000	$15,000	4.60%	830
-------------------------------------------------------------------------------------
		21,000,000	$605,625		$ 53,595
		===================================================

The notes listed above all mature on April 15, 2005. All seven notes are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual exceeds amounts due from that individual under the notes. The amounts due are included in due to officers at September 30, 2003.

The receivable of $659,221 which includes related interest of $53,595, is reflected as a contra equity in the financial statements.

Interest income related to the notes receivable was $7,159 and 5,460 for the period ending September 30, 2003 and 2002, respectively.

Note Receivable From Officer

A loan for $45,000 was made to the Company's Sr. Vice President, General Counsel and Secretary on February 15, 2002 upon his joining the Company. The note is unsecured and accrues interest at 5.6% per annum and is due on February 15, 2005. The balance of the note including accrued interest is $49,077.

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

________________________________________________________________________________

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

F. INVENTORY:

Inventory as of September 30, 2003 and 2002 is comprised of the following:

	2003	2002
	------------	------------
Healthcare products	397,265	484,524
Contact lenses	-	520
Raw materials	161,857	169,724
	------------	------------
	$ 559,122	$ 654,768
	============	============

Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Retail customers that still carry product purchased prior to the Company's change in marketing strategy away from conventional retail have expired inventory and may request that the Company accept a return of such product. At this time the Company anticipates that it will not accommodate such requests except under certain limited circumstances whereby a customer will accept replacement inventory. Prior to the Company's plans to change its marketing direction away from conventional retail it would likely have accommodated such product return requests. The Company intends to re-label its existing inventory and in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the former practice of two years.

________________________________________________________________________________

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

H. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of September 30, 2003 and 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance and the expiration date has been extended to October 1, 2007. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.

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

Total compensation cost recognized in income for stock-based employee compensation was $8,500 (including officers)for the period ending September 30, 2003. Of the $8,500, $7,000 is for payment to officer for services. Total cost recognized in income for shares issued to non-employees for services rendered was $600 for the period ending September 30, 2003.

________________________________________________________________________________

I. PREFERRED STOCK:

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred stock, owned by Mr. James R. Arabia, Chairman, President, And Chief Executive Officer for the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns. The shares convert into 1,250,000 shares of the Company's common stock. The shares are non-transferable without the consent of the board of directors. Previously the Company had the right to repurchase the Series B Convertible Preferred, which expired at October 10, 2003.

J. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of September 30, 2003 and June 30, 2003 consists of the following:

	September 2003	June 2003
	------------	------------
Loans payable, unsecured, with annual interest varying from 0 to 15%	$ 86,218	$253,736

Current Portion of Long Term Notes Payable (includes $191,250 due to officer):	193,937	192,441
	------------	------------
	$280,155	$446,177
	============	============

The unsecured loans payable totaling $86,218 include interest due thereon of $4,122 and consists of $30,000 which was part of a 100% interest note that no longer accrues interest, $2,097 of a note that is due in two equal monthly installments on October and November 1, 2003 and $54,122 for a convertible note held by a former consultant to the Company (On November 6, 2003 the convertible note was converted into 1,200,000 shares of common stock). The $30,000 is in payment default, although the Company is reviewing its obligations pursuant to such notes in light of the 100% original interest rate, which the Company believes may exceed any allowable rate of interest under California's usury laws.

The current portion of long term debt consists primarily of $191,250 due on October 5, 2003 of a $382,500 senior secured note held by the Company's Chief Executive Officer. The senior note went into payment default on October 5, 2003. The Company and the Executive are actively negotiating new payment terms for the senior note and the Executive has not issued a notice of default or acceleration of payment. The Executive and the Company have reached a tentative agreement whereby the Executive would extend payment terms for the senior note, provided however, such tentative agreement is contingent upon the Company completing its restructuring to a degree that is satisfactory to the Executive (SEE ALSO Notes N and R).

________________________________________________________________________________

K. LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2004. The Company's base rent under the lease is $5,214 per month. Office rent and incidental expense was $16,842 and $17,074 for the periods ending September 30, 2003 and 2002, respectively. Currently the Company is in default on its lease and pays rent on a month to month basis at $2,000 per month pursuant to a short term arrangement with its landlord. The difference between the reduced rate of rent and the contracted rate of rent continues to accrue. There can be no assurance that the Company's landlord will continue to accept such an arrangement. Future minimum lease payments as of September 30, 2003 is:

Period Ending September 30,	Operating Lease
---------------------------	------------
2003	$ 31,284
------------
Total minimum lease payments	$ 31,284
============

L. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share. As of September 30, 2003 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of September 30, 2003 accrued interest on the convertible debentures is $184,564.

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

________________________________________________________________________________

M. NOTES PAYABLE:

Notes payable as of September 30, 2003 and June 30, 2003 consist of the following:

	September 2003	June 2003
Notes payable, unsecured, with annual interest varying from 8% to 10%.	$ 333,818	$ 731,717

Subordinated, second lien secured notes, with annual interest of 8% to 10%.	644,783

Senior Secured Note 10% (due to officer)	230,796	220,418

Subordinated Convertible Note, with annual interest of 8%	10,764	-

Senior Convertible Notes With annual interest of 8%	286,399	-
	------------	------------
	$1,506,560	$ 952,135
	============	============

The unsecured notes payable totaling $333,818 include interest accrued thereon of $38,240 and are in payment default. The Company is currently negotiating with the holders of the defaulted unsecured notes to accept the terms of the Company's proposed restructuring and has not received a notice of default or acceleration of payment from the holders of any of the defaulted debt.

The subordinated second lien notes totaling $644,783 include interest accrued thereon of $50,256 and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured note for $230,796 is held by the Company's Chief Executive Officer and includes interest accrued thereon of $39,546 and is in payment default (as well as the current portion of the senior note totaling $191,250). The Company and the Executive are actively negotiating new payment terms for the senior note and the Executive has not issued a notice of default or acceleration of payment. The Executive and the Company have reached a tentative agreement whereby the Executive would extend payment terms for the senior note, provided however, such tentative agreement is contingent upon the Company completing its restructuring to a degree that is satisfactory to the Executive.

The subordinated convertible note for $10,764 includes interest accrued thereon of $764 and converts into 538,200 shares of common stock at the holder's option and accrues interest at 8% until October 1, 2006 and thereafter pays semi-annual interest only until maturity at April 1, 2010.

The senior convertible notes totaling $286,399 include interest accrued thereon of $1,399 and convert into 17,098,448 shares of common stock at the holders' option and accrue interest at 8% until April 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

________________________________________________________________________________

N. RELATED PARTY TRANSACTIONS

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

Under the terms of an agreement between the Executive and the Company it is required that the Executive and the board of directors conduct good faith arms length negotiations to attempt to convert any monies owed to the Executive into instruments of indebtedness (or equity at the Executive's sole and absolute discretion), which instruments would define the terms of repayment for monies owed to the Executive for which an instrument of indebtedness does not already exist ("Due to Balance"). If the Executive and the Company cannot reach agreement on terms then the Executive is entitled to receive repayment of all Due to Balances over 36 equal monthly installments along with interest of 10%. The Company and Executive are actively negotiating the conversion of the Due to Balance into longer term instruments. There can be no assurance that the Company and Executive will be able to reach agreed upon terms.

At September 30, 2003 the Company's Due to Balance owed to the Executive was $777,000, before netting approximately $349,000 owed to the Company by the Executive for a promissory note issued for the purchase of 6,750,000 shares of the Company's stock (see Note C, note issued by James R. Arabia), and the Company owes the Executive $422,046 pursuant to a senior secured note held by the Executive (see also note J and note M).

________________________________________________________________________________

O. COMMITMENTS AND CONTINGENCIES

Insurance

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

Unsecured Creditors of the Company

The Company is delinquent in the payment of monies owed to virtually all of its unsecured creditors, including many of its trade creditors. The Company is also in default on its loans and notes payable for non-payment. As a result of the delinquencies and defaults the Company may be subject to collection actions including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with its vendors. The Company has been negotiating with its trade and other creditors in an attempt to restructure the Company's debt. If the Company is unsuccessful in getting its creditors to agree to long term repayment arrangements it is likely that the Company would need to file for bankruptcy and/or would be subject to liquidation or foreclosure (see Note S).

Employment Agreements

In August of 2002 the Company entered into a three-year employment contract with its Chief Executive Officer and in October of 2002 a three-year employment contract with its Senior Vice President of R&D and a three-year consulting contract with its former Chief Executive Officer. The agreements call forannual compensation of $350,000, $175,000 and $100,000 respectively and a guaranteed annual bonus of $180,000 for the Chief Executive Officer and annual discretionary bonuses for the Senior Vice President and the consultant. Under each of the agreements, for each day that either the executives or the consultant remains employed with the Company the contract is extended by one day so that a constant three-year employment or consulting period shall be in effect. If the Company terminates either the executives or the consultant without cause, or if they terminate their employment or consultancy for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the executive or consultant's annual base salary/fee plus the average annual bonus paid to the executive or consultant during the immediately preceding two full fiscal years of employment or consultancy.

The Company has not made any cash payments under any of the agreements to date. As part of its restructuring efforts (see Note S) the Company is in negotiations with the three executives concerning the agreements and modifications thereto.

________________________________________________________________________________

Litigation and Legal Proceedings

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company filed its first amended counter- complaint claiming intentional misrepresentation, negligent misrepresentation and demanded rescission of the sub-lease.

The Company and Danka have entered into settlement discussions and a tentative agreement has been reached wherein Danka would receive a subordinated note issued by the Company in the amount of $325,000. The proposed note contains the same terms and conditions as the notes being offered to creditors of the Company (see also Note S, "Restructuring"). The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

On October 27, 2003 the Company settled, without the payment of any consideration, a lawsuit filed on May 23, 2003 by Dr. Stephen C. Roberts ("Roberts"), a former director and officer for the Company seeking $24,000 in damages plus attorney's fees, which was previously reported in the Company's June 30, 2003 10-KSB-A.

On October 27, 2003 the Company settled, without the payment of any consideration, a lawsuit filed on August 13, 2002 by Russ Mitchell, Jim Higgins and Mitchell Health Technologies seeking an amount that the Company had estimated at between $60,000 and $300,000, which was previously reported in the Company's June 30, 2003 10-KSB-A.

On November 7, 2003 the Company settled, without the payment of any consideration, a California Department of Labor claim filed by its former CFO/consultant on August 15, 2003 seeking $215,000 in past due wages, which was previously reported in the Company's June 30, 2003 10-KSB-A.

At September 30, 2003 the Company has a litigation reserve totaling $522,000 established for the settlement and costs associated with the litigation described above. The Company anticipates that as a result of the aforementioned settlements a portion of the litigation reserve may be brought back as income in subsequent periods.

________________________________________________________________________________

P. INCOME TAXES:

Provision for income taxes for the years ended September 30, 2003 and 2002 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	September 30, 2003	September 30, 2002
	------------	-------------
Current income taxes	$ 1,000	$ 1,000
Deferred income taxes	------------	-------------
Provision for income taxes	$ 1,000	$ 1,000
	============	=============

The Company's total deferred tax asset as of September 30, 2003 is as follows:

Net operating loss carry-forward	$ 5,908,888
Valuation allowance	(5,908,888)
------------
Net deferred tax asset	$ -
============

As of September 30, 2003, the Company had net operating loss carry-forwards totaling approximately $16,327,851 for federal and $8,270,092 for state, before any limitations. The carry-forwards expire through 2022 for federal and 2007 for state.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

Q. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. One customer accounted for approximately 26% or $11,078 of gross revenues for the period ending September 30, 2003. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

The Company's plans to address its going concern issues, include:

*	Increasing sales of its products through national distribution and direct marketing to consumers;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ending September 30, 2003 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $528,346 in the aggregate.

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date.

________________________________________________________________________________

S. RESTRUCTURING

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

________________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has begun test marketing its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and advertising, production and broadcast of programming, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon a successful completion of its restructuring effort (see Note S) and the raising of needed working capital.

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

________________________________________________________________________________

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from September 30, 2002 and September 30, 2003, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.013 to $0.06. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.8 million through September 30, 2003. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

________________________________________________________________________________

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

________________________________________________________________________________

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

Concentrated Customer Base and Single Market Segment

Currently the Company's customer base is very concentrated. Although the Company's new marketing strategy envisions broad diversification and lack of concentration with any one customer, one customer accounted for more than 26% of gross revenues for the period ending September 30, 2003. If such concentration was to continue and the Company was to lose a major customer it could result in a material decline in the Company's revenues.

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

________________________________________________________________________________

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

Inventory

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Retail customers that still carry product purchased prior to the Company's change in marketing strategy away from conventional retail have inventory with a short duration of time until expiration and may request that the Company accept a return of such product. At this time the Company anticipates that it will not accommodate such requests except under certain limited circumstances whereby a customer will accept replacement inventory. Prior to the Company's plans to change its marketing direction away from conventional retail it would likely have accommodated such product return requests. The Company intends to re-label its existing inventory and in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the former practice of two years.

________________________________________________________________________________

Capital Requirements. The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is substantially affected by the success of its restructuring efforts (see Note S of notes to financial statements). If the Company is unable to accomplish a satisfactory restructuring it is likely that the Company would be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. Assuming a satisfactory restructuring the Company believes that the completion of sufficient capital raising efforts(as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing. If such capital raising efforts are unsuccessful the Company would likely be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

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

________________________________________________________________________________

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

The Company believes that the amount of funding contemplated by the Private Placement is sufficient at this time provided (i) funding for the Maximum Offering Amount is achieved following a successful completion of a restructuring within the time frame currently planned, and (ii) certain minimum sales projections can be reached. There can be no assurance that the Company will timely complete either its restructuring or its Private Placement, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring and its Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and would likely be forced to file bankruptcy and/or be subject to liquidation or foreclosure of its assets. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts.

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

________________________________________________________________________________

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

FINANCIAL RESOURCES

At September 30, 2003 and 2002, the Company had current assets of $686,861 and $747,367 including cash of $120,874 and $1,262, respectively. At September 30, 2003, current assets included inventory valued at $559,122 and prepaid expenses of $1,640. Total assets for the period ending September 30, 2003 and 2002 were $765,262 and $831,475, respectively.

Gross sales for the periods ending September 30, 2003 and 2002 were $42,314 and $337,000, respectively. Costs and expenses for the periods ending September 30, 2003 and 2002 were $349,680 and $825,756 resulting in a loss from operations of $315,533 and $572,220, respectively.

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

________________________________________________________________________________

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to distribute its products through direct marketing to healthcare providers.

THREE MONTH PERIOD ENDING September 30, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $42,314 for the year ended September 30, 2003, compared with $337,000 in gross sales for the same period ending September , 2002. This represented an decrease of $294,686 in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time. The Company also experienced sales discounts totaling $3,134 on its products and product returns of $5,033 for the period ending September 30, 2003. Sales Discounts are attributable to discounts that include sales incentives and other promotional costs such as coupons, volume based discounts, slotting fees and off invoice discounts. Product returns are primarily attributable to returns that the Company accepted in order to facilitate customer relations with its retail customers.

The Company experienced a net loss of $214,636 for the three-month period ended September 30, 2003, compared with a net loss of $616,790 for the same period ended September 30, 2002. This represents a decrease of $402,154 or 65.2% from the prior year. A substantial portion of the decrease in net loss is attributable to the decreased marketing and advertising costs and lower general and administrative expenses as the Company is continues to reduce costs in connection with its restructuring efforts.

The Company's gross profit margin for the period ending September 30, 2002 was 72.5%, or $24,740. Gross profit margin for the period ending September 30, 2002 was 59.3%. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending September 30, 2003 and 2002 was $9,407 and $103,150, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales through the use of direct and other marketing.

Consulting fees totaled $17,435 for the period ending September 30, 2003, compared with $53,960 for the same period ending September 30, 2002. This represented a decrease of $36,525 or 67.7% from the prior year. Selling and administrative expenses incurred by the Company, was $313,874 for the year ended September 30, 2003, compared with $444,657 for the same period ended June 30, 2002. This represented a decrease of $130,783 or 29.4% from the prior year. The decrease is due primarily to significant reductions in expenditures in all areas including salaries the decrease in expenditures have been offset with legal expenses of $112,000 for the three month period ending September 30, 2003 compared to $28,000 for the same period ended September 30, 2002.

________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, warrants, and revenue from sales. Assuming a successful completion of an acceptable restructuring the Company anticipates that the proceeds from future private placements of equity and/or debt securities together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan or its Private Placement, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or either file bankruptcy or face liquidation or foreclosure of its assets. See "Plan of Operation - Financial Resources." The Company had as of September 30, 2003 $120,874 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

________________________________________________________________________________

PART II

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

On November 5, 2002, Danka Industries initiated a lawsuit against the Company in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. According to Danka's complaint, the Company breached the sublease with Danka and owes damages to Danka in an amount to be proven at trial. In response to the complaint, the Company filed a number of defenses and counterclaims against Danka including a claim that the Company had been fraudulently induced to enter into the sublease. On January 23, 2003, the District Court issued an order dismissing all of the Company's defenses and counterclaims with prejudice except for its fraudulent inducement claim, which was dismissed without prejudice with leave to amend. The Company filed its first amended counter- complaint claiming intentional misrepresentation, negligent misrepresentation and demanded rescission of the sub-lease.

The Company and Danka have entered into settlement discussions and a tentative agreement has been reached wherein Danka would receive a subordinated note issued by the Company in the amount of $325,000. The proposed note contains the same terms and conditions as the notes being offered to creditors of the Company (see also Note Q, "Restructuring"). The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

On October 27, 2003 the Company settled, without the payment of any consideration, a lawsuit filed on May 23, 2003 by Dr. Stephen C. Roberts ("Roberts"), a former director and officer for the Company seeking $24,000 in damages plus attorney's fees, which was previously reported in the Company's June 30, 2003 10-KSB-A.

On October 27, 2003 the Company settled, without the payment of any consideration, a lawsuit filed on August 13, 2002 by Russ Mitchell, Jim Higgins and Mitchell Health Technologies seeking an amount that the Company had estimated at between $60,000 and $300,000, which was previously reported in the Company's June 30, 2003 10-KSB-A.

On November 7, 2003 the Company settled, without the payment of any consideration, a California Department of Labor claim filed by its former CFO/consultant on August 15, 2003 seeking $215,000 in past due wages, which was previously reported in the Company's June 30, 2003 10-KSB-A.

At September 30, 2003 the Company has a litigation reserve totaling $522,000 established for the settlement and costs associated with the litigation described above. The Company anticipates that as a result of the aforementioned settlements a portion of the litigation reserve may be brought back as income in subsequent periods.

________________________________________________________________________________

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 30, 2003, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

During the period ending September 30, 2003 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of July 2003, the Company issued the following restricted shares of common stock; (i) 60,000 shares as payment for services of $600, (ii) 700,000 shares as payment to an officer in the amount of $7,000, and (iii) 150,000 shares as payment of employee bonuses in the amount of $1,500.

During the month of September 2002, the Company issued the following restricted shares of common stock; 403,774 shares as part of the settlement agreements entered into through the restructuring in the amount of $4,038.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

A senior note held by the Company's Chief Executive Officer in the amount of $422,046, which includes all interest due thereon, went into payment default on October 5, 2003. The senior note is secured by virtually all of the Company's assets including its bank accounts. The Company and the Executive are actively negotiating new payment terms for the senior note and the Executive has not issued a notice of default or acceleration of payment. The Executive and the Company have reached a tentative agreement whereby the Executive would extend payment terms for the senior note, provided however, such tentative agreement is contingent upon the Company completing its restructuring to a degree that is satisfactory to the Executive.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

The Company incorporates by reference all exhibits to its Form 10-KSB-A for the year ending June 30, 2003.

________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003	NATUREWELL, INCORPORATED

By: /S/ Robert Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 19, 2003

/S/ Robert Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	November 19, 2003

________________________________________________________________________________