Form 10QSB
period 2003-12-31
NATUREWELL INC
filed 2004-02-23
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2003

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C Street, Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619)234-0222

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 20, 2004 the Company had issued and outstanding 115,789,629 shares of $.01 par value common stock.

1

=======================================================================

_______________________________________________________________________

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

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying consolidated balance sheet of Naturewell, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three and six months ended December 31, 2003 and 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Naturewell, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying December 31, 2003 consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note R to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's losses and lack of operations raise substantial doubt as to its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated balance sheet for the year ended June 30, 2003 was audited by us, and we expressed an unqualified opinion on it in our report dated October 16, 2003 which included a going concern paragraph. We have not performed any auditing procedures since that date.

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC

February 22, 2003 Chula Vista, California

371 E Street, Chula Vista, Ca. 91910

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets
____________________________________________________________________________

ASSETS

	As of December, 31 2003	As of June 30, 2003
	-----------------	-----------------
	(unaudited)
Current Assets
Cash	$5,283	$655
Accounts receivable	4,148	8,836
Inventory	540,408	564,354
Prepaid expenses	102	2,184
	-----------------	-----------------
Total Current Assets	549,941	576,029

Net Property & Equipment	15,870	27,543

Other Assets
Notes receivable - officer	49,707	48,447
Other assets	2,455	3,771
	-----------------	-----------------
Total Other Assets	52,162	52,218

	-----------------	-----------------
TOTAL ASSETS	$617,973	$655,790
	==========	==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$691,494	$735,238
Accrued expenses	105,118	220,914
Accrued litigation costs	182,095	506,893
Loans payable	42,533	253,736
Current portion of long-term debt	480,288	192,441
Due to officers	1,374,951	1,291,561
	-----------------	-----------------
Total Current Liabilities	2,876,479	3,200,783

Long-Term Liabilities
Notes payable, unsecured	179,376	731,717
Notes payable, secured	1,139,540	220,418
Convertible notes	353,611	-
DTI convertible notes	767,722	743,406
	-----------------	-----------------
Total Long-Term Liabilities	2,440,249	1,695,541

	-----------------	-----------------
TOTAL LIABILITIES	$5,316,728	$4,896,324

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 115,789,629 and 112,909,205 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively)	1,157,896	1,129,094
Additional paid-in capital	18,888,051	18,851,983
Less: Notes receivable officers	(666,379)	(652,061)
Accumulated deficit	(24,078,324)	(23,569,551)
	-----------------	-----------------
Total Stockholders' Deficit	(4,698,755)	(4,240,534)

	-----------------	-----------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$617,973	$655,790
	==========	==========

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended December 31, 2003 and 2002
(Unaudited)

	December 2003	December 2002
	-------------------	-------------------
		(amended)
Revenues
Gross Sales	$17,478	$122,899
Discounts	(2,910)	(50,704)
Returns	-	(3,309)
	-------------------	-------------------
Net Sales	14,568	68,886

Costs and Expenses
Costs of goods sold	2,775	35,139
General & administrative expenses	313,946	313,167
Marketing & advertising	10,348	29,408
Consulting services	6,321	37,500
Depreciation and amortization	1,990	1,990
Research & development	1,312	1,949
	-------------------	-------------------
Total Costs and Expenses	336,692	419,153
	-------------------	-------------------

Loss From Operations	(322,124)	(350,267)

Other Income & (Expenses)
Other expense	(7,610)	-
Other income	89,301	-
Interest income	7,788	7,158
Interest expense	(61,492)	(29,410)
Purchase of NMI shares	-	(4,200)
	-------------------	-------------------
Total Other Income & (Expenses)	27,987	(26,452)
	-------------------	-------------------

Net Income (Loss) Before Taxes	(294,137)	(376,719)

Provision for Income Taxes	1,000	1,000
	-------------------	-------------------

Net Income (Loss)	$(295,137)	$(377,719)
	=============	=============

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

	December 2003	December 2002
	-------------------	-------------------
		(amended)
Revenues
Gross Sales	$59,792	$459,899
Discounts	(6,044)	(129,843)
Returns	(5,033)	(7,634)
	-------------------	-------------------
Net Sales	48,715	322,422

Costs and Expenses
Costs of goods sold	12,182	138,289
General & administrative expenses	627,820	757,824
Marketing & advertising	17,021	246,706
Consulting services	23,756	91,460
Depreciation and amortization	3,981	3,981
Research & development	1,612	6,649
	-------------------	-------------------
Total Costs and Expenses	686,372	1,244,909
	-------------------	-------------------

Loss From Operations	(637,657)	(922,487)

Other Income & (Expenses)
Other expense	(7,610)	-
Other income	235,575	1,088
Interest income	15,577	13,248
Interest expense	(113,658)	(53,986)
Purchase of NMI shares	-	(31,372)
	-------------------	-------------------
Total Other Income & (Expenses)	129,884	(71,022)
	-------------------	-------------------

Net Income (Loss) Before Taxes	(507,773)	(993,509)

Provision for Income Taxes	1,000	-
	-------------------	-------------------

Net Income (Loss)	$(508,773)	$(993,509)
	=============	=============

Basic earnings (loss) per share	$(0.00)	$(0.01)
	=============	=============

Weighted average number of common shares outstanding	113,529,880	82,321,235
	=============	=============

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)
_________________________________________________________________________________________

	December 31, 2003	December 31, 2002
	---------------------	---------------------
		(amended)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(508,773)	$(993,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,981	3,981
Accrued interest income	(15,577)	(13,248)
Accrued interest expense	113,658	53,986
Issuance of stock for Services	9,948	398,583
Officer shares issued for Compensation	7,000	-
Write-down of goodwill related to purchase of NMI shares	-	31,372
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,688	(879)
(Increase) decrease in inventory	23,946	56,264
(Increase) decrease in prepaid expenses	2,082	96,395
(Increase) decrease in other assets	-	(86,459)
Increase (decrease) in accrued litigation	(324,798)	(155,468)
Increase (decrease) in due to officers	83,390	-
Increase (decrease) in accrued expenses	(115,796)	146,957
Increase (decrease) in accounts payable	(43,462)	220,395
	---------------------	---------------------
Net cash provided by (used in) operating activities	(759,713)	(241,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	1,607	-
	---------------------	---------------------
Net cash provided by (used in) investing activities	1,607	-
	---------------------	---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	165,044
Payments on loans payable	(4,056)	-
Notes issued for services	458,500	-
Notes issued for accounts payable	108,290	-
Proceeds from notes payable	200,000	-
Proceeds from loans payable	-	50,128
	---------------------	---------------------
Net cash provided by (used in) financing activities	762,734	215,172
	---------------------	---------------------

Net increase (decrease) in cash	4,628	(26,458)

Cash at beginning of period	655	43,254
	---------------------	---------------------

Cash at end of period	$5,283	$16,796
	============	============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-
	============	============
Interest paid	$217	$-
	============	============
NON-CASH ACTIVITIES

Stock issued for notes and payables	$-	$5,000
	============	============
Stock issued for services and syndication costs	$13,138	$398,583
	============	============
Stock issued for notes receivable	$-	$85,000
	============	============
Notes Issued for services and accounts payable	$150,952	$-
	============	============

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2003, and the results of its operations and cash flows for the six-month period ended December 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for 2002 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company's Form 10-KSB-A registration report for the year ended June 30, 2003.

B. GENERAL AND ADMINISTRATIVE AND CONSULTING EXPENSES

For the period ending December 31, 2003, general and administrative expenses were reduced by the waiver of monies due to officers totaling $45,450 and consulting expenses were reduced by the waiver of monies due to consultants totaling $51,798. Although the Company anticipates additional waivers and associated reductions in general and administrative and consulting expenses in its next fiscal quarter (see Note T) there can be no assurance that such waivers will be available to the Company in the future.

C. OTHER INCOME

For the period ending December 31, 2003, other income consists of (i) $135,500 of monies owed to the Company's Chief Executive Officer that was waived by the executive as of December 31, 2003, (ii) a $47,456 reduction in monies owed to a former employee and Director, (iii) a $22,619 reduction in accounts payable due to compromises of amounts owed and (iv) a $30,000 reduction in monies accrued for services that the Company believes it is no longer required to pay. Although the Company anticipates additional waivers and forgiveness that will result in additional other income in its next fiscal quarter (see Note T)there can be no assurance that such waivers and/or forgiveness will be available to the Company in the future.

D. NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to current and former officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest
Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 13,555
Timothy J. Connor	04-02-01	5,000,000	$100,000	4.94%	13,555
James R. Arabia	10-19-01	6,750,000	$320,625	4.59%	27,890
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	2,338
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	1,411
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	1,002
David A. Gotz	7-18-02	750,000	$15,000	4.60%	1,002
-------------------------------------------------------------------------------------
		21,000,000	$605,625		$60,754
		===================================================

The notes listed above all mature on April 15, 2005. All seven notes are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual equals or exceeds amounts due from that individual under the notes. The amounts due are included in due to officers at December 31, 2003.

The receivable of $666,379 which includes related interest of $60,754, is reflected as a contra equity account in the financial statements.

Interest income related to the notes receivable was $15,577 and $13,248 for the period ending December 31, 2003 and 2002, respectively.

As part of an agreement reached with the Company's Chief Executive officer, James R. Arabia, the transaction resulting in the issuance of the note by Mr. Arabia for $320,625 and the issuance of 6.75 million shares in return for such note shall be rescinded as of February 15, 2004 (see Note T). The impact of such rescission is not reflected in the period ending December 31, 2003.

Note Receivable From Former Officer

A loan for $45,000 was made to the Company's Sr. Vice President, General Counsel and Secretary on February 15, 2002 upon his joining the Company. The note is unsecured and accrues interest at 5.6% per annum and is due on February 15, 2005. The balance of the note including accrued interest is $49,707.

As part of an agreement reached with the Company's Chief Executive officer, James R. Arabia, the note receivable from the Company's former officer was sold to Mr. Arabia for $15,750 (see Note T). The impact of such sale is not reflected in the period ending December 31, 2003.

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

In July of 2002 the Company offered to purchase all outstanding shares of NMI for three shares of the Company's stock for each share of NMI. The Company acquired 149,392 shares of NMI as a result of the offer and at the conclusion of the transaction had increased its ownership of NMI from 72.61% to 91.9%. The Company accounted for the acquisition of the NMI stock as the acquisition of additional interest in subsidiary resulting in an increase in goodwill for the amount of the fair market value of the shares issued to acquire the NMI stock ($31,372), and then simultaneously wrote-off such goodwill as the Company values the NMI shares at zero.

The Company intends to acquire the balance of the NMI shares through a merger at the same exchange rate of Company's shares for NMI shares. Such future transaction will be accounted for under the same method as described herein. The Company plans to complete such merger as soon as practicable.

F. INVENTORY:

Inventory as of December 31, 2003 and 2002 is comprised of the following:

	2003	2002
	------------	------------
Healthcare products	378,551	471,116
Contact lenses	-	520
Raw materials	161,857	169,724
	------------	------------
	$ 540,408	$ 641,360
	============	============

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

The Company has also taken $13,000 out of its inventory for Display sets it had manufactured and disputed the bill with the maker thus reversing the inventory and eliminating the accounts payable.

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

H. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of December 31, 2003 and 2002 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance and the expiration date has been extended to October 1, 2007. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.

Although the Company does not have a formal stock compensation plan, it may sometimes issue shares of restricted stock or securities convertible into restricted stock to employees or directors in lieu of cash compensation or as settlement for cash compensation owed to an employee or director for which there did not exist a pre-agreement with the employee or director to accept stock for services. Additionally, the Company may issue shares or securities convertible into shares to non-employees for services rendered. Shares or convertible securities issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $42,000 (including officers and directors) for the period ending December 31, 2003. Of the $42,000; (i) $17,500 was paid to directors for services by the issuance of 8% senior secured convertible notes, face value $17,500, which convert into 1,750,000 shares of restricted common stock,(ii) $16,000 was paid to employees for services by the issuance of 8% senior secured convertible notes, face value $16,000, which convert into 1,600,000 shares of restricted common stock, and (iii) $8,000 was paid to employees for services by the issuance of 800,000 shares of restricted stock. Total cost recognized in income for shares issued to non-employees for services rendered was $15,600 for the period ending December 31, 2003. Of the $15,600 paid to non-employees for services rendered, $600 was paid by the issuance of 60,000 shares of restricted stock and $15,000 was paid by the issuance of a 8% subordinated convertible note, face value $15,000, which converts into 1,500,000 shares of restricted common stock.

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

J. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of December 31, 2003 and June 30, 2003 consists of the following:

	December 2003	June 2003
	------------	------------
Loans payable, unsecured, with annual interest varying from 0 to 15%	$ 42,533	$253,736

Current Portion of Long Term Notes Payable (includes $382,500 due to officer):	480,288	192,441
	------------	------------
	$522,821	$446,177
	============	============

The unsecured loans payable totaling $42,533 include interest due thereon of $1,264 and consists of $30,000 which was part of a 100% interest note that no longer accrues interest, and $12,533 for a note held by a former consultant to the Company accruing at 8%. The first payments on this note is due October 5, 2004 and paid in 12 equal installments. The $30,000 is in payment default, although the Company is reviewing its obligations pursuant to such notes in light of the 100% original interest rate, which the Company believes may exceed any allowable rate of interest under California's usury laws.

The current portion of long term debt consists primarily of a $382,500 senior secured note held by the Company's Chief Executive Officer of which $192,250 was due on October 5, 2003 and $192,250 plus accrued interest due October 5, 2004. The senior note went into payment default on October 5, 2003. The Company and the Executive are actively negotiating extended payment terms for the senior note and pursuant to an agreement reached as of February 15, 2004 such negotiations are to be concluded by March 15, 2004 and the Executive is not to take any action or pursue any remedies for the default until such time, unless the Company terminates the negotiations (See Note T). $44,686 is part of a note on which the company defaulted on earlier and has been given a notice of default. Such defaulted note is junior in right of payment to the Company's senior and second lien subordinated debt. $2,844 current portion of a long-term note.

K. LEASES:

The Company leases its corporate office facilities under an operating lease that expires on March 31, 2004. The Company's base rent under the lease is $1,900 per month. Office rent and incidental expense was $35,834 and $31,348 for the periods ending December 31, 2003 and 2002, respectively. Currently the Company is in a short term lease for three months and may extend this for another six months:

Period Ending December 31,	Operating Lease
---------------------------	------------
2003	$ 5,700
------------
Total minimum lease payments	$ 5,700
============

L. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share. As of December 31, 2003 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of December 31, 2003 accrued interest on the convertible debentures is $196,722.

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

M. NOTES PAYABLE:

Notes payable as of December 31, 2003 and June 30, 2003 consist of the following:

	September 2003	June 2003
Notes payable, unsecured, with annual interest varying from 8% to 10%.	$ 179,376	$ 731,717

Subordinated Secured notes, with annual interest of 8% to 10%.	1,139,540	-

Senior Secured Note 10% (due to officer)	-	220,418

Subordinated Convertible Note, with annual interest of 8%	26,167	-

Senior Convertible Notes With annual interest of 8%	327,464	-
	------------	------------
	$1,672,527	$ 952,135
	============	============

The unsecured notes payable totaling $179,376 include interest accrued thereon of $23,798 and are in payment default. Such unsecured notes consist of two holders; an individual investor holding a note for which $123,798 is due (including interest) and a corporation (a vendor for the Company) holding a note for which $55,578 is due (including interest). The Company has contacted the holders of the defaulted unsecured notes to discuss their willingness to accept the terms of the Company's proposed restructuring and has not received a notice of default or acceleration of payment from either holder.

The subordinated secured notes totaling $1,139,540 include interest accrued thereon of $8,964. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward. $221,670 of the $1,139,540 consists of a note that was purchased by the Company's Chief Executive Officer from the original holder of the note in a private transaction. As part of and pursuant to an agreement reached between the Company and the Executive as of February 15, 2004, such note has been amended and restated to be a senior secured convertible note that converts into 20,000,000 shares of restricted common stock (see Note T). The impact of this transaction is not reflected in the period ending December 31, 2003.

The subordinated secured convertible notes for $26,147 includes interest accrued thereon of $1,147 and converts into 2,038,200 shares of common stock at the holder's option and accrues interest at 8% until October 1, 2006 and thereafter pays semi-annual interest only until maturity at April 1, 2010. The convertible notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets and are pari passu with other subordinate secured debt.

The senior convertible notes totaling $327,464 include interest accrued thereon of $2,964 and convert into 20,448,448 shares of restricted common stock at the holders' option. The senior convertible notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until April 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010. The $327,464 does not include $306,000 of new senior convertible notes that convert into 30,600,000 shares of restricted common stock, which were issued as of February 15, 2004 as part of and pursuant to agreements with certain officers and former officers of the Company (see Note T). The impact of these transactions are not reflected in the period ending December 31, 2003.

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

As part of its restructuring efforts (see Note S), on September 2, 2003 the Executive and the Company entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement") whereby the Executive agreed to permit the Company to grant additional first priority liens on its assets to investors investing new capital into the Company and to grant second liens on the same assets to creditors that agree to the terms of the Company's restructuring. Pursuant to the Intercreditor Agreement and related documents, all first lien holders shall be pari passu with one another and senior in the payment and performance of all obligations under the senior debt and all second lien holders shall be junior in right of payment to the senior lenders and senior in right of payment to unsecured creditors.

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

At December 31, 2003 the Company's Due to Balance owed to the Executive was $929,320 before netting approximately $349,000 owed to the Company by the Executive for a promissory note issued for the purchase of 6,750,000 shares of the Company's stock (see Note C, note issued by James R. Arabia), and the Company owes the Executive $432,758 pursuant to a senior secured note held by the Executive (see also note J and note M).

As part of and pursuant to an agreement reached between the Executive and the Company as of February 15, 2004; the purchase of the 6,750,000 shares and related agreements thereto have been rescinded and the parties have reached agreement on the majority of outstanding monies due to the Executive (see Note T). The impact of the February 15, 2004 agreement is not reflected in the period ending December 31, 2003.

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

Unsecured Creditors of the Company

The Company is delinquent in the payment of monies owed to virtually all of its unsecured creditors, including a number of its trade creditors. The Company is also in default on certain of its loans and notes payable for non-payment (see Notes J and M). As a result of the delinquencies and defaults the Company may be subject to collection actions including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with its vendors. The Company has been negotiating with its trade and other creditors in an attempt to restructure the Company's debt. If the Company is unsuccessful in getting its creditors to agree to long term repayment arrangements it is likely that the Company would need to file for bankruptcy and/or would be subject to liquidation or foreclosure (see Note S).

Employment Agreements

In August of 2002 the Company entered into a three-year employment contract with its Chief Executive Officer and in October of 2002 a three-year employment contract with its Senior Vice President of R&D and a three-year consulting contract with its former Chief Executive Officer. The agreements call for an annual compensation of $350,000, $175,000 and $100,000 respectively and a guaranteed annual bonus of $180,000 for the Chief Executive Officer and annual discretionary bonuses for the Senior Vice President and the consultant. Under each of the agreements, for each day that either the executives or the consultant remains employed with the Company the contract is extended by one day so that a constant three-year employment or consulting period shall be in effect. If the Company terminates either the executives or the consultant without cause, or if they terminate their employment or consultancy for good reason, the Company is obligated to make a lump sum payment of severance equal to three times the total of the executive or consultant's annual base salary/fee plus the average annual bonus paid to the executive or consultant during the immediately preceding two full fiscal years of employment or consultancy.

The Company has not made any cash payments under any of the agreements to date. As part of its restructuring efforts (see Note S) the Company is in negotiations with the three executives concerning the agreements and modifications thereto.

As part of and pursuant to agreements reached as of February 15, 2004; the Company's employment contract with its Senior Vice President of R&D has been cancelled; the Company and its Chief Executive Officer have agreed to conduct a good faith review of the Executive's employment contract before April 1, 2004 (see Note T). The impact of these agreements are not reflected in the period ending December 31, 2003.

Litigation and Legal Proceedings

By agreement dated as of October 7, 2003 the Company settled a lawsuit filed by Danka Industries on November 5, 2002 in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. Pursuant to the settlement the Company issued to Danka a subordinated note in the amount of $325,000. The note contains the same terms and conditions as the notes being offered to creditors of the Company. The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

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

At December 31, 2003 the Company has a litigation reserve totaling $182,095 established for the settlement and costs associated with the litigation described above. The Company will maintain such reserve for contingencies related to other outstanding unpaid creditors. As a result of the aforementioned settlements a portion of the litigation reserve may be brought back as income in subsequent periods.

P. INCOME TAXES:

Provision for income taxes for the years ended December 31, 2003 and 2002 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	December 31, 2003	December 31, 2002
	------------	-------------
Current income taxes	$ 1,000	$ 1,000
Deferred income taxes	------------	-------------
Provision for income taxes	$ 1,000	$ 1,000
	============	=============

The Company's total deferred tax asset as of December 31, 2003 is as follows:

Net operating loss carry-forward	$ 5,905,386
Valuation allowance	(5,905,386)
------------
Net deferred tax asset	$ -
============

As of June 30, 2003, the Company had net operating loss carry-forwards totaling approximately $16,113,215 for federal and $8,055,456 for state, before any limitations. The carry-forwards expire through 2022 for federal and 2007 for state.

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

Q. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. One customer accounted for approximately 26% or $11,078 of gross revenues for the period ending December 31, 2003. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ending December 31, 2003 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $918,891 in the aggregate.

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been and continues to be extremely limited, and the Company has experienced slow sales to date. Without additional and substantial capital the Company is unable to effectively market its products. If the Company cannot market its products it is unlikely that there will be any material growth in sales and revenues, which will serve to further threaten the Company's ability to continue as a going concern.

S. RESTRUCTURING

The Company has begun or completed discussions with most of its trade and other creditors for the purpose of attempting to restructure the Company's debt. Under the proposed terms of the restructuring the Company is asking that creditors accept a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor. Creditors that accept the subordinated note are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors. The subordinated notes accrue interest at 8% until April 2006 and are thereafter fully amortized in equal monthly installments over 24 months. To be eligible for the restructuring a creditor must agree to enter into an Intercreditor, Subordination and Standby Agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

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

If the Company is unable to complete a suitable restructuring it would be unable to execute a business plan or new marketing strategy and it is likely that it would either have to file for bankruptcy and/or face liquidation or foreclosure.

As of February 15, 2004 all but an estimated $600,000 of unsecured creditors have agreed either verbally or in writing to accept the terms of the restructuring. The Company continues to negotiate with many creditors that have not yet agreed to the restructuring. The Company also has approximately $74,000 of judgment creditors. Of the $74,000; (i) approximately $28,365 is for a judgment issued by a court that the Company believes does not have jurisdiction to issue such judgment, and (ii) $39,000 is to be paid under structured repayment plans (including monies owed to the Internal Revenue Service),

T. SUBSEQUENT EVENTS

At a meeting of the board of directors held on February 18, 2004 the Company ratified and adopted agreements as of February 15, 2004 between itself and certain officers and a former officer intended to settle the majority of financial issues remaining between the parties as part of the Company's restructuring. The terms of those agreements are as follows:

Chief Executive Officer, James R. Arabia

1.	The Company shall issue to Arabia a Senior Secured Convertible Note, face value $50,000, convertible into 5,000,000 shares of common stock @$.01 per share, as payment of $50,000 loaned to the Company.
2.

The Company shall exchange/amend that certain Amended and Restated Note owned by Arabia, face value $200,000, and replace/amend it as follows (the "New Note"); (a) the New Note shall be a Senior Secured Convertible Note, face value $200,000, convertible into 20,000,000 shares of common stock @ $.01 per share, and (b) the Effective Date shall be the commencement date from which the New Note will accrue interest.

3.

The Company and Arabia agree to rescind, together but not separately, the Stock Issuance Agreement, the Stock Purchase Agreement, the Secured Promissory Note and the Security Agreement, all of which are dated October 19, 2001. Pursuant to the rescission Arabia shall return to the Company 6,750,000 shares of its common stock and shall waive/forgive all salary, bonus and auto expense and other forms of compensation owed to him by the Company in excess of $280,000. Such remaining amount payable shall be due in full on July 1, 2004, unless extended by the parties or replaced by the issuance of securities having either a different or no maturity, and shall continue to have a first lien on all Company assets. Arabia shall not waive any monies owed to him by the Company for unreimbursed business expenses or loans/advances made by Arabia to the Company. Notwithstanding anything contained herein, from the Effective Date of this Term Sheet the Company shall continue to accrue salary, bonus and other forms of compensation due to Arabia pursuant to existing agreements, and such future accruals shall also be secured by a first lien on all Company assets.

4.

Arabia agrees to negotiate with the Company to amend that certain Senior Secured Note issued to Arabia and dated October 5, 2002, face value $382,500 (the "Senior Note"), in order to extend the maturity date so that the Senior Note is not in default. Such negotiations are to be concluded by March 15, 2004. Additionally, Arabia agrees that he shall not pursue any remedies for default during the negotiation period, unless the Company terminates the negotiations.

5.

Arabia agrees to purchase that certain promissory note owned by the Company and issued by Jason J. Belice, face value $45,000, for the price of $15,750. Arabia may offset such payment against monies owed to him by the Company.

6.	The parties agree to conduct a good faith review of Arabia's employment contract before April 1, 2004.
7.

The Parties shall execute all documentation needed to effectuate this Term Sheet, including, but not limited to, the Senior Secured Convertible Note (the "New Note") using the same form of Note, Security Agreement and Intercreditor Agreement that are being used for the Company's restructuring

Pursuant to the terms outlined above Arabia relinquished approximately $670,000 owed to him by the Company.

Senior Vice President of R&D, Donald Brucker

1.	The employment agreement dated October 1, 2002 between Brucker and the Company is hereby cancelled as of the Effective Date.
2.	The Stock Purchase Agreement dated April 28, 2001 between the Company and Brucker is hereby rescinded as of the Effective Date.
3.

The Company shall issue to Brucker two Senior Secured Convertible Notes, each with face value of $50,000, convertible into 5,000,000 shares of common stock @$.01 per share, as payment of (i) unreimbursed business expenses in the amount of $3,452, and (ii) a non-refundable and fully earned consulting fee in the amount of $46,548.

4.

The Company shall grant to Brucker the right to rescind, together but not separately, the Stock Issuance Agreement, the Secured Promissory Note and the Security Agreement, all of which are dated April 28, 2001. Such right of rescission is exercisable at any time and shall expire on April 10, 2005. In the event that Brucker exercises his right of rescission, and as a condition thereof, he shall be required to return to the Company 5,000,000 shares of its common stock (adjusted for splits) and waive/forgive any monies owed to him by the Company in an amount equal to the face value of the Promissory Note plus accrued interest thereon as of the date of rescission.

5.

Brucker agrees to waive/forgive all monies or other forms of consideration owed to him by the Company as of the Effective Date in excess of $164,172.05. Such remaining amount payable shall accrue interest at the rate of 4.94% and is due in full on April 10, 2005.

6.

The Parties shall execute all documentation needed to effectuate this Term Sheet, including, but not limited to, the Senior Secured Convertible Note using the same form of Note, Security Agreement and Intercreditor Agreement that are being used for the Company's restructuring.

Pursuant to the terms outlined above Brucker relinquished approximately $126,000 owed to him by the Company and approximately $600,000 in future contractual benefits.

Former General Counsel, Secretary and Consultant, Jason J. Belice

1.	Any consulting arrangements or agreements between Belice and the Company are hereby cancelled as of July 1, 2003.
2.	The Stock Purchase Agreement dated July 18, 2002 between the Company and Belice is hereby rescinded as of the Effective Date.
3.

The Company shall issue to Belice a Senior Secured Convertible Note, face value $6,000, convertible into 600,000 shares of common stock @$.01 per share as payment of fully earned consulting fees in the amount of $6,000.

4.

The Company shall grant to Belice the right to rescind, together but not separately, the Stock Issuance Agreement, the Secured Promissory Note and the Security Agreement, all of which are dated July 18, 2001. Such right of rescission is exercisable at any time and shall expire on April 10, 2005. In the event that Belice exercises his right of rescission, and as a condition thereof, he shall be required to return to the Company 1,750,000 shares of its common stock (adjusted for splits) and waive/forgive any monies owed to him by the Company in an amount equal to the face value of the Promissory Note plus accrued interest as of the date of rescission.

5.

Belice agrees to waive/forgive all monies or other forms of consideration owed to him by the Company as of the Effective Date in excess of $37,540.16. Such remaining amount payable shall accrue interest at the rate of 4.60% and is due in full on April 10, 2005.

6.	The Company agrees that it shall sell that certain promissory note issued to the Company by Belice, face value $45,000, to James R. Arabia.
7.

The Parties shall execute all documentation needed to effectuate this Term Sheet, including, the Senior Secured Convertible Note using the same form of Note, Security Agreement and Intercreditor Agreement that are being used for the Company's restructuring.

Pursuant to the terms outlined above Belice relinquished approximately $28,000 owed to him by the Company.

The impact of the above transactions are not reflected in the period ending December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company has conducted small amounts of test-marketing of its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and advertising, production and broadcast of programming, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon a successful completion of its restructuring effort (see Note S) and the raising of needed working capital.

_______________________________________________________________________

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

_______________________________________________________________________

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2003 and December 31, 2003, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.013 to $0.06. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

_______________________________________________________________________

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.8 million through December 31, 2003. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

_______________________________________________________________________

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

_______________________________________________________________________

Concentrated Customer Base and Single Market Segment

Currently the Company's customer base is very concentrated. Although the Company's new marketing strategy envisions broad diversification and lack of concentration with any one customer, one customer accounted for more than 26% of gross revenues for the period ending December 31, 2003. If such concentration was to continue and the Company was to lose a major customer it could result in a material decline in the Company's revenues.

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

_______________________________________________________________________

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

Inventory

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003. Retail customers that still carry product purchased prior to the Company's change in marketing strategy away from conventional retail have inventory that carries expiration dates earlier than November 2003 and may request that the Company accept a return of such product. At this time the Company anticipates that it will not accommodate such requests except under certain limited circumstances whereby a customer will accept replacement inventory. Prior to the Company's plans to change its marketing direction away from conventional retail it would likely have accommodated such product return requests. The Company intends to re-label its existing inventory and in the future intends to either omit the labeling of an expiration date (Under the FDA Homeopathic Drugs are not required to have an expiration date) or extend the labeling of an expiration date from the former practice of two years.

_______________________________________________________________________

Capital Requirements

The continued development and future national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is substantially affected by the success of its restructuring efforts (see Note S of notes to financial statements). If the Company is unable to accomplish a satisfactory restructuring it is likely that the Company would be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. Assuming a satisfactory restructuring the Company believes that the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing. If such capital raising efforts are unsuccessful the Company would likely be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

The Company estimates that it will require substantial capital in order to finance a full effort of its new direct marketing strategy. The Company plans to issue additional equity and/or debt and/or convertible debt to finance such needs. Equity and/or debt/equity financing may be very dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition, and results of operations and it would be likely that the Company would either have to file for bankruptcy and/or face liquidation or foreclosure of its assets. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company currently has an open private placement (the "Private Placement") offering of senior secured convertible notes. The offering is for a maximum of $2,000,000 with no minimum offering requirements ("Maximum Offering Amount"), and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended) and a certain limited amount of unaccredited investors. The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, hereunder. Currently the Company's capital raising efforts under the Private Placement are substantially on hold pending completion of its restructuring.

_______________________________________________________________________

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

RESTRUCTURING

The Company has either begun or completed discussions with most of its trade and other creditors for the purpose of attempting to restructure the Company's debt. Under the proposed terms of the restructuring the Company is asking that creditors accept a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor. Creditors that accept the subordinated note are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors. The subordinated notes accrue interest at 8% until April 2006 and are thereafter fully amortized in equal monthly installments over 24 months. To be eligible for the restructuring a creditor must agree to enter into an Intercreditor, Subordination and Standby Agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the restructuring the Company intends that its senior creditor class shall consist primarily of the Company's Chief Executive Officer, investors of new capital into the Company and certain essential professionals that have or are providing services to the Company in return for the issuance of senior debt. All senior creditors are pari passu with one another.

_______________________________________________________________________

The terms of the restructuring proposal described herein are subject to change and/or cancellation at any time by the Company in its sole and absolute discretion. There can be no guarantee that the Company will be successful with its restructuring under the terms described herein or any other terms.

If the Company is unable to complete a suitable restructuring it would be unable to execute a business plan or new marketing strategy and it is likely that it would either have to file for bankruptcy and/or face liquidation or foreclosure.

NEW MARKETING STRATEGY

On July 30, 2003 the Company announced its decision to distribute and market its migraine relief product, MigraSpray, exclusively to healthcare professionals and direct to consumers. The decision marked a turn in NatureWell's marketing plans away from a conventional mass retail approach. MigraSpray will no longer be made available in retail outlets and will only be available either through participating healthcare providers, the Internet or by calling the Company's toll free number to purchase directly.

FINANCIAL RESOURCES

At December 31, 2003 and June 30, 2003, the Company had current assets of $549,941 and $576,029 including cash of $5,286 and $655, respectively. At December 31, 2003, current assets included inventory valued at $540,408 and prepaid expenses of $102. Total assets for the period ending December 31, 2003 and June 30, 2003 were $617,973 and $655,790, respectively.

Gross sales for the periods ending December 31, 2003 and 2002 were $59,792 and $459,899, respectively. Costs and expenses for the periods ending December 31, 2003 and 2002 were $686,372 and $1,244,909 resulting in a loss from operations of $637,657 and $922,487, respectively.

_______________________________________________________________________

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

THREE MONTH PERIOD ENDING DECEMBER 31, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $17,478 for the period ending December 31, 2003, compared with $122,899 in gross sales for the same period ending December 31, 2002. This represented an decrease of $105,421 in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company experienced sales discounts totaling $2,910 on its products for the period ending December 31, 2003. Sales Discounts are attributable to discounts that include sales incentives and off invoice discounts.

The Company experienced a net loss of $295,137 for the three-month period ended December 31, 2003, compared with a net loss of $377,719 for the same period ended December 31, 2002. This represents a decrease of $82,582 or 21.8% from the prior year. A substantial portion of the decrease in net loss is a result of increased of other income as described in Note C to the Financial Statements as well as decreased marketing and advertising costs.

The Company's gross profit margin for the period ending December 31, 2002 was 67.4%, or $11,793. Gross profit margin for the period ending December 31, 2002 was 27.5% or $33,747. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending December 31, 2003 and 2002 was $2,775 and $35,139, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

_______________________________________________________________________

Consulting fees totaled $6,321 for the period ending December 31, 2003, compared with $37,500 for the same period ending December 31, 2002. This represented a decrease of $31,179 from the prior year. General and administrative expenses incurred by the Company, was $313,946 for the three month period ended December 31, 2003, compared with $313,167 for the same period ended December 31, 2002. This represented an increase of $767 or 0.02% from the prior year.

SIX MONTH PERIOD ENDING DECEMBER 31, 2003 AND 2002

On a consolidated basis, the Company had gross sales totaling $59,792 for the year ended December 31, 2003, compared with $459,899 in gross sales for the same period ending December 31, 2002. This represented an decrease of $400,107 in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company experienced sales discounts totaling $6,044 on its products and product returns of $5,033 for the period ending December 31, 2003. Sales Discounts are attributable to discounts that include sales incentives and off invoice discounts. Product returns are primarily attributable to returns that the Company accepted in order to facilitate customer relations with its retail customers.

The Company experienced a net loss of $508,733 for the six-month period ending December 31, 2003, compared with a net loss of $993,509 for the same period ending December 31, 2002. This represents a decrease of $484,736 or 48.8% from the prior year. A substantial portion of the decrease in net loss is a result of increased of other income as described in Note C to the Financial Statements as well as decreased marketing and advertising costs.

The Company's gross profit margin for the period ending December 31, 2002 was 61.1%, or $36,533. Gross profit margin for the period ending December 31, 2002 was 40.4%. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending December 31, 2003 and 2002 was $12,182 and $138,289, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $23,756 for the period ending December 31, 2003, compared with $91,460 for the same period ending December 31, 2002. This represented a decrease of $67,704 or 74.0% from the prior year. General and administrative expenses incurred by the Company, was $627,820 for the six month period ended December 31, 2003, compared with $757,824 for the same period ended December 31, 2002. This represented a decrease of $130,004 or 17.2% from the prior year. The decrease is due primarily due to significant reductions in expenditures in certain areas, including salaries. Such decreased expenditures have been offset with increased legal expenses of 126,507 for the six months ending December 31,2003 compared to 51,156 for the same period ending December 31, 2002

_______________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, warrants, and revenue from sales. Assuming a successful completion of an acceptable restructuring the Company anticipates that the proceeds from its Private Placement together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan or its Private Placement, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or either file bankruptcy or face liquidation or foreclosure of its assets. See "Plan of Operation - Financial Resources." The Company had as of December 31, 2003 $5,283 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

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

By agreement dated as of October 7, 2003 the Company settled a lawsuit filed by Danka Industries on November 5, 2002 in the United States District Court for the Southern District of California claiming breach of contract with respect to a sublease entered into between the Company and Danka for a facility that the Company never occupied. Pursuant to the settlement the Company issued to Danka a subordinated note in the amount of $325,000. The note contains the same terms and conditions as the notes being offered to creditors of the Company. The Company had made an estimate of the likely costs attributable to the Danka lawsuit of $300,000, which was reflected in a litigation reserve in previous financial statements. At June 30, 2003 the Company had increased its litigation reserve (for all litigation) by $150,000.

_______________________________________________________________________

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

At December 31, 2003 the Company has a litigation reserve totaling $182,095 established for the settlement and costs associated with the litigation described above. The Company will maintain such reserve for contingencies related to other outstanding unpaid creditors. As a result of the aforementioned settlements a portion of the litigation reserve may be brought back as income in subsequent periods.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of December 31, 2003, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

During the period ending December 31, 2003 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of October 2003, the Company issued the following securities; 207,752 shares of restricted common stock as part of the settlement agreements entered into through the restructuring in the amount of $2,076.

_______________________________________________________________________

During the month of November 2003, the Company issued the following securities; (i) 1,200,000 shares of restricted common stock pursuant to the conversion of a $50,000 convertible note,(ii) 11,269 shares as part of the settlement agreements entered into through the restructuring in the amount of $112, (iii)$16,000 face value of 8% senior convertible notes convertible into 1,600,000 shares of restricted common stock as payment for services rendered by employees, (iv) $17,500 face value of 8% senior convertible notes convertible into 1,750,000 shares of restricted common stock as payment for services rendered by directors, and (v) $15,000 face value of a 8% senior convertible note convertible into 1,500,000 shares of restricted common stock as payment for consulting services.

During the month of December 2003, the Company issued the following securities; 131,984 restricted shares of common stock as part of the settlement agreements entered into through the restructuring in the amount of $ 1,320.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

A senior note held by the Company's Chief Executive Officer in the amount of $422,046, which includes all interest due thereon, went into payment default on October 5, 2003. The senior note is secured by virtually all of the Company's assets including its bank accounts. The Company and the Executive are actively negotiating extended payment terms for the senior note and as part of and pursuant to an agreement reached as of February 15, 2004 such negotiations are to be concluded by March 15, 2004 and the Executive is not to take any action or pursue any remedies for the default until such time, unless the Company terminates the negotiations (See Note T to Financial Statements).

_______________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.20	Term Sheet between NatureWell, Incorporated and Alan S. Udin dated November 15, 2003

10.21	Term Sheet between NatureWell, Incorporated and Timothy R. Scott dated November 15, 2003

10.22	Form of Senior Note issued as part of Company Restructuring

10.23	Form of Senior Convertible Note issued as part of Company Restructuring and Private Placement

10.24	Form of Subordinate Note issued as part of Company Restructuring

10.25

Form of Security Agreement securing Senior Notes issued as part of Company Restructuring (Security Agreement used for all debts and obligations, however incurred, payable by the Company to James R. Arabia previously reported as Exhibit 10.18 to June 30, 2003 10-K)

10.26	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement

10.27	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring

10.28	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

The Company incorporates by reference all exhibits to its Form 10-KSB-A for the year ending June 30, 2003.

_______________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2004	NATUREWELL, INCORPORATED

By: /S/ Robert Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	February 23, 2004

/S/ Robert Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	February 23, 2004

_______________________________________________________________________