Form 10QSB
period 2004-03-31
NATUREWELL INC
filed 2004-05-20
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2004

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 19, 2004 the Company had issued and outstanding 109,083,520 shares of $.01 par value common stock.

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

We have reviewed the accompanying consolidated balance sheets of Naturewell, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC
May 17, 2004 Chula Vista, California

371 E Street, Chula Vista, Ca. 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of March 31, 2004	As of June 30, 2003

	(unaudited)
Current Assets
Cash	$1,526	$655
Accounts receivable	3,016	8,836
Inventory	359,902	564,354
Prepaid expenses	2,550	2,184

Total Current Assets	366,994	576,029

Net Property & Equipment	14,413	27,543

Other Assets
Notes receivable - officer	-	48,447
Other assets	2,455	3,771

Total Other Assets	2,455	52,218

TOTAL ASSETS	$383,862	$655,790

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$710,878	$735,238
Accrued expenses	85,492	220,914
Accrued litigation costs	182,095	506,893
Loans payable	42,785	253,736
Current portion of long-term debt	489,106	192,441
Due to officers	423,316	1,291,561

Total Current Liabilities	1,933,672	3,200,783

Long-Term Liabilities
Notes payable, unsecured	-	731,717
Notes payable, secured	1,355,515	220,418
Convertible notes	667,892	-
DTI convertible notes	779,880	743,406

Total Long-Term Liabilities	2,803,287	1,695,541

TOTAL LIABILITIES	$4,736,959	$4,896,324

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 109,083,520 and 112,909,205 shares issued and outstanding as of March 31, 2004 and June 30, 2003, respectively)	1,090,979	1,129,094
Additional paid-in capital	17,992,157	18,851,983
Less: Notes receivable officers	321,311	(652,061)
Accumulated deficit	(23,757,545)	(23,569,551)

Total Stockholders' Deficit	(4,353,097)	(4,240,534)

TOTAL LIABILITIES &STOCKHOLDERS' DEFICIT	$383,862	$655,790

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	March 2004	March 2003

Revenues
Gross Sales	$24,356	$133,302
Discounts	(4,828)	(26,374)
Returns	(185)	-

Net Sales	19,343	106,928

Costs and Expenses
Costs of goods sold	182,605	33,865
General & administrative expenses	154,236	450,462
Marketing & advertising	1,353	72,741
Consulting services	3,000	33,499
Depreciation and amortization	1,457	1,991
Research & development	875	21,501

Total Costs and Expenses	343,526	614,059

Loss From Operations	(324,183)	(507,131)

Other Income & (Expenses)
Other expense	(62,162)	-
Other income	769,185	364
Interest income	3,763	9,909
Interest expense	(65,824)	(62,696)
Purchase of NMI shares	-	-

Total Other Income & (Expenses)	644,962	(52,423)

Net Income (Loss) Before Taxes	320,779	(559,554)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$321,779	$(558,554)

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	March 2004	March 2003

Revenues
Gross Sales	$84,148	$593,201
Discounts	(10,872)	(156,217)
Returns	(5,218)	(7,634)

Net Sales	68,058	429,350

Costs and Expenses
Costs of goods sold (includes $179,370 inventory write down for March 31, 2004)	194,787	172,154
General & administrative expenses	782,056	1,208,286
Marketing & advertising	18,374	319,447
Consulting services	26,756	124,959
Depreciation and amortization	5,438	5,972
Research & development	2,487	28,150

Total Costs and Expenses	1,029,898	1,858,968

Loss From Operations	(961,840)	(1,429,618)

Other Income & (Expenses)
Other expense	(69,772)	-
Other income	1,004,760	1,452
Interest income	19,340	23,157
Interest expense	(179,482)	(116,682)
Purchase of NMI shares	-	(31,372)

Total Other Income & (Expenses)	774,846	(123,445)

Net Income (Loss) Before Taxes	(186,994)	(1,553,063)

Provision for Income Taxes	(1,000)	(3,000)

Net Income (Loss)	$(187,994)	$(1,556,063)

Basic earnings (loss) per share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	105,384,766	90,496,490

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	March 31, 2004	March 31, 2003

		(amended)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(187,994)	$(1,577,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,438	5,972
Accrued interest income	(19,340)	(23,157)
Accrued interest expense	179,482	116,682
Issuance of stock for Services	10,387	468,804
Officer shares issued for Compensation	7,000	-
Write-down of goodwill related to purchase of NMI shares	-	31,372
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,820	11,480
(Increase) decrease in inventory	204,452	83,268
(Increase) decrease in prepaid expenses	(366)	120,216
(Increase) decrease in other assets	45,000	11,160
Increase (decrease) in accrued litigation	(324,798)	(96,468)
Increase (decrease) in due to officers	(868,245)	57,263
Increase (decrease) in accrued expenses	(135,422)	528,819
Increase (decrease) in accounts payable	(26,949)	(95,174)

Net cash provided by (used in) operating activities	(1,105,535)	(357,401)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	1,607	-

Net cash provided by (used in) investing activities	1,607	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	297,485
Payments on loans payable	(4,056)	(59,803)
Notes issued for services	499,500	-
Notes issued for accounts payable	409,355	-
Proceeds from notes payable	200,000	-
Proceeds from loans payable	-	85,000

Net cash provided by (used in) financing activities	1,104,798	322,682

Net increase (decrease) in cash	871	(34,719)

Cash at beginning of period	655	43,254

Cash at end of period	$1,526	$8,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$217	$-

NON-CASH ACTIVITIES
Stock issued for notes and payables	$-	$5,000

Stock issued for services and syndication costs	$13,138	$398,583

Stock issued for notes receivable	$-	$85,000

Notes issued for services and accounts payable	$10,387	$-

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2004, and the results of its operations and cash flows for the nine-month period ended March 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for 2003 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the financial statements included in the Company's Form 10-KSB-A registration report for the year ended June 30, 2003.

B. GENERAL AND ADMINISTRATIVE AND CONSULTING EXPENSES

For the period ending March 31, 2004, general and administrative expenses were reduced by the waiver of monies due to officers totaling $ 67,750. There can be no assurance that such waivers will be available to the Company in the future.

C. OTHER INCOME

For the period ending March 31, 2004, other income consists of (i) $665,283 of monies owed to the Company's Chief Executive Officer that was waived by the executive as of February 15, 2004, (ii) a $98,447 reduction in monies owed to a former employee and Director, (iii) a $2,902 reduction in accounts payable due to compromises of amounts owed. There can be no assurance that such waivers and/or forgiveness will be available to the Company in the future.

D. NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to current and former officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest
Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 14,790
Timothy J. Connor	04-02-01	5,000,000	$100,000	4.94%	14,790
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	2,740
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	1,641
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	1,175
David A. Gotz	7-18-02	750,000	$15,000	4.60%	1,175
-------------------------------------------------------------------------------------
		14,250,000	$285,000		$36,311
		===================================================

The notes listed above all mature on April 15, 2005. All six notes, which total $321,311 including interest accrued thereon, are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual equals or exceeds amounts due from that individual under the notes. The amounts due are included in due to officers or accounts payable depending if they are still active within the Company at March 31, 2004.

The receivable of $321,311 which includes related interest of $36,311, is reflected as a contra equity account in the financial statements.

Interest income related to the notes receivable was $19,340 and $23,157 for the period ending March 31, 2004 and 2003, respectively.

As part of an agreement reached with the Company's Chief Executive officer, James R. Arabia, the transaction resulting in the issuance of a note by Mr. Arabia for $320,625 and the issuance of 6.75 million shares in return for such note was rescinded as of February 15, 2004 (see Note S).

Note Receivable From Former Officer

As part of an agreement reached with the Company's Chief Executive officer, James R. Arabia, a note receivable for $49,707 including interest from the Company's former officer was sold to Mr. Arabia for $15,750 (see Note S). The Company recorded a loss on the note in the amount of $34,272.

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

F. INVENTORY:

Inventory as of March 31, 2004 and June 30, 2003 is comprised of the following:

	March 2004	June 2003
	------------	------------
Healthcare products	359,902	402,497

Raw materials	-	161,857
	------------	------------
	$ 359,902	$ 564,354
	============	============

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

The Company has written down its raw materials inventory of $162,000 because the Company has either disposed of such materials or is unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by Diagnostech which are no longer usable.

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

H. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of March 31, 2004 and 2003 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share. Warrants were issued in connection with certain transactions and performance of services and expire five years from the date of issuance and the expiration date has been extended to October 1, 2007. The options were issued for certain transactions and performance of services and expire at various times from three to eight years.

Although as of March 31, 2004 the Company did not have a formal written stock compensation plan, it may sometimes issue shares of restricted stock or securities convertible into restricted stock to employees or directors in lieu of cash compensation or as settlement for cash compensation owed to an employee or director for which there did not exist a pre-agreement with the employee or director to accept stock for services. Additionally, the Company may issue shares or securities convertible into shares to non-employees for services rendered. Shares or convertible securities issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $42,000 (including officers and directors) for the period ending March 31, 2004. Of the $42,000; (i) $17,500 was paid to directors for services by the issuance of 8% senior secured convertible notes, face value $17,500, which convert into 1,750,000 shares of restricted common stock,(ii) $16,000 was paid to employees for services by the issuance of 8% senior secured convertible notes, face value $16,000, which convert into 1,600,000 shares of restricted common stock, and (iii) $8,000 was paid to employees for services by the issuance of 800,000 shares of restricted stock. Total cost recognized in income for shares issued to non-employees for services rendered was $15,600 for the period ending March 31, 2004. Of the $15,600 paid to non-employees for services rendered, $600 was paid by the issuance of 60,000 shares of restricted stock and $15,000 was paid by the issuance of a 8% subordinated convertible note, face value $15,000, which converts into 1,500,000 shares of restricted common stock.

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

J. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of March 31, 2004 and June 30, 2003 consists of the following:

	March 2004	June 2003
	------------	------------
Loans payable, unsecured, with annual interest varying from 0 to 15%	$ 42,785	$253,736

Current Portion of Long Term Notes Payable (includes $443,667 due to officer):	489,106	192,441
	------------	------------
	$531,891	$446,177
	============	============

The unsecured loans payable totaling $42,785 include interest due thereon of $1,516 and consists of $30,000 which was part of a 100% interest note that no longer accrues interest, and $12,785 for a note held by a former consultant to the Company accruing at 8%, which begins amortizing on October 5, 2004 and is paid in 12 equal installments. The $30,000 unsecured notes are in payment default, although the Company is reviewing its obligations pursuant to such notes in light of the 100% original interest rate, which the Company believes may exceed any allowable rate of interest under California's usury laws.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $45,439 (including accrued interest thereon), and $443,667 owed on a senior note ($382,500 face value plus $61,167 accrued interest) held by the Company's Chief Executive Officer which went into payment default on October 5, 2003. The Company and the Executive have reached a conditional agreement for extending the payments terms for the senior note. Pursuant to the agreement; Executive shall accept an amended and restated senior note if by July 1, 2004 he and the Company have mutually determined, in their discretion, that the Company's restructuring has been substantially completed. The amended and restated note shall be in the amount of the original senior note at the time of its restatement (including accrued interest due thereon) and will amortize principal and interest at the rate of 10% over 36 equal monthly installments, beginning on April 1, 2005. All other terms of the senior note shall remain the same unless the parties agree otherwise, including, but not limited to, the security and collateral for the secured note. The Executive has also agreed not to take any action or pursue any remedies for default of the senior note prior to July 1, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note. If the parties do not agree by July 1, 2004 that the Company's restructuring is substantially completed the terms of the senior note shall remain in full force and effect (See Note S).

K. LEASES:

The Company leases its corporate office facilities under an operating lease that expired on March 31, 2004. The Company's base rent under the lease is $1,900 per month. Office rent and incidental expense was $43,434 and $37,998 for the periods ending December 31, 2003 and 2002, respectively. Currently the Company is in a month to month lease for six months and may extend this as needed:

Period Ending March 31,	Operating Lease
---------------------------	------------
2004	$ 1,900
------------
Total minimum lease payments	$ 1,900
============

L. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share. As of March 31, 2004 no debentures have been converted. The debentures accrue interest at 7 percent per year compounded semi-annually and mature on June 30, 2004. As of March 31, 2004 accrued interest on the convertible debentures is $208,880.

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

M. NOTES PAYABLE:

Notes payable as of March 31, 2004 and June 30, 2003 consist of the following:

	March 2004	June 2003
Note payable, unsecured, with annual interest of 10%.	$ 126,319	$ 731,717

Subordinated Secured notes, with annual interest varying from 8% to 10%.	1,074,675	-

Senior Secured Notes, with annual interest of 8%	154,521	220,418

Subordinated Convertible Notes, with annual interest of 8%	26,649	-

Senior Secured Convertible Notes, with annual interest of 8%	641,243	-
	------------	------------
	$2,023,407	$ 952,135
	============	============

The unsecured note payable totaling $126,319 includes interest accrued thereon of $26,319 and is in payment default. The unsecured note is held by an individual investor and the Company has contacted the holder to discuss their willingness to accept the terms of the Company's proposed restructuring and has not received a notice of default or acceleration of payment.

The subordinated secured notes totaling $1,074,675 include interest accrued thereon of $85,836. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward (also see Note S).

The subordinated secured convertible notes totaling $26,649 include interest accrued thereon of $1,649 and convert into 2,038,200 shares of common stock at the holder's option. The subordinated convertible notes are secured by a subbordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinated debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The senior secured convertible notes totaling $641,243 include interest accrued thereon of $16,743 and convert into 50,964,926 shares of common stock at the holders' option. The senior convertible notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010 (also see Note S).

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

Under the terms of an agreement between the Executive and the Company it is required that the Executive and the board of directors conduct good faith arms length negotiations to attempt to convert any monies owed to the Executive into instruments of indebtedness (or equity at the Executive's sole and absolute discretion), which instruments would define the terms of repayment for monies owed to the Executive for which an instrument of indebtedness does not already exist ("Due to Balance"). If the Executive and the Company cannot reach agreement on terms then the Executive is entitled to receive repayment of all Due to Balances over 36 equal monthly installments along with interest of 10%. The Company and Executive are actively negotiating the conversion of the Due to Balance into longer term instruments. There can be no assurance that the Company and Executive will be able to reach agreed upon terms (see also Note S).

At March 31, 2004 the Company's Due to Balance owed to the Executive was $219,757. The Company also owes the Executive $696,188 pursuant to a senior secured note, including interest, totaling $443,667 and senior secured convertible notes, including interest, totaling $252,521 (notes J and M).

As part of and pursuant to an agreement reached between the Executive and the Company as of February 15, 2004; the parties agreed to rescind the purchase by the Executive, using a promissory note, of 6,750,000 shares of common stock (also see Note S).

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

Unsecured Creditors of the Company

The Company is delinquent in the payment of monies owed to nearly all of its unsecured creditors, including a number of its trade creditors. The Company is also in default on certain of its loans and notes payable for non-payment (see Notes J and M). As a result of the delinquencies and defaults the Company may be subject to collection actions including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with most of its vendors. The Company has been negotiating with its trade and other creditors in an attempt to restructure the Company's debt. If the Company is unsuccessful in getting its creditors to agree to long term repayment arrangements it is likely that the Company would need to file for bankruptcy and/or would be subject to liquidation or foreclosure (see Note S).

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

As part of and pursuant to agreements reached as of February 15, 2004; the Company's employment contract with its Senior Vice President of R&D has been cancelled; the Company and its Chief Executive Officer have agreed to conduct a good faith review of the Executive's employment contract before April 1, 2004 (see Note S). Additionally, the Company has cancelled the consulting agreement with its former CEO, and all accruals thereunder that exceed the amount of a note issued to the company by the former CEO as payment for the purchase of 5,000,000 shares of stock.

Litigation and Legal Proceedings

On February 20, 2004 21st Century Nutritional Products brought suit against the Company in the Superior Court of San Diego County, case # GIC 825926. The suit alleges breach of contract related to the purchase from 21st Century of MigraDaily (a product line discontinued by the Company) and seeks damages estimated between $30,000 and $40,000, plus legal fees. The Company cross-complained in the action and intends to vigorously defend against the suit.

At March 31, 2004 the Company has a litigation reserve totaling $182,095 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

P. INCOME TAXES:

Provision for income taxes for the years ended December 31, 2003 and 2002 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	March 31, 2004	March 31, 2003
	------------	-------------
Current income taxes	$ 1,000	$ 1,000
Deferred income taxes	------------	-------------
Provision for income taxes	$ 1,000	$ 1,000
	============	=============

The Company's total deferred tax asset as of March 31, 2004 is as follows:

Net operating loss carry-forward	$ 5,905,386
Valuation allowance	(5,905,386)
------------
Net deferred tax asset	$ -
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

Q. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. One customer accounted for approximately 15% or $11,078 of gross revenues for the period ending March 31, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

The Company's plans to address its going concern issues, include:

*	Increasing sales of its products through national distribution and direct marketing to consumers, physicians and healthcare providers;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ending March 31, 2004 the Company raised cash and retired outstanding obligations through the issuance of equity, debt and debt/equity securities totaling $1,469,879 in the aggregate.

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

As of March 31, 2004 all but an estimated $450,000 of unsecured creditors have agreed either verbally or in writing to accept the terms of the restructuring. The Company continues to negotiate with many creditors that have not yet agreed to the restructuring. The Company also has approximately $74,000 of judgment creditors. Of the $74,000; (i) approximately $28,365 is for a judgment issued by a court that the Company believes does not have jurisdiction to issue such judgment, and (ii) $39,000 is to be paid under structured repayment plans (including monies owed to the Internal Revenue Service),

At a meeting of the board of directors held on February 18, 2004 the Company ratified and adopted agreements as of February 15, 2004 between itself and certain officers and a former officer intended to settle the majority of financial issues remaining between the parties as part of the Company's restructuring. The terms of those agreements are as follows:

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

_______________________________________________________________________

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from April 1, 2003 and March 31, 2004, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.013 to $0.06. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

_______________________________________________________________________

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.8 million through March 31, 2003. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

_______________________________________________________________________

Concentrated Customer Base and Single Market Segment

Although the Company's new marketing strategy envisions broad diversification and lack of concentration with any one customer, one customer accounted for more than 15% of gross revenues for the period ending March 31, 2004. It is anticipated that such concentration will not continue as the Company's new marketing strategy matures.

Additionally, the Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. The Company has no operations or assets located outside of the United States. The Company's sales are primarily concentrated with the MigraSpray product creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company currently has an open private placement (the "Private Placement") offering of senior secured convertible notes. The offering is for a maximum of $2,000,000 with no minimum offering requirements ("Maximum Offering Amount"), and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended). The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, hereunder. Currently the Company's capital raising efforts under the Private Placement are substantially on hold pending completion of its restructuring.

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

FINANCIAL RESOURCES

At March 31, 2004 and June 30, 2003, the Company had current assets of $366,994 and $576,029 including cash of $1,526 and $655, respectively. At March 31, 2004, current assets included inventory valued at $359,902 and prepaid expenses of $2,550. Total assets for the period ending March 31, 2004 and June 30, 2003 were $383,862 and $655,790, respectively.

Gross sales for the periods ending March 31, 2004 and 2003 were $84,148 and $593,201, respectively. Costs and expenses for the periods ending March 31, 2004 and 2003 were $686,372 and $1,244,909 resulting in a loss from operations of $961,840 and $1,429,618, respectively.

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

THREE MONTH PERIOD ENDING March 31, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $24,356 for the period ending March 31, 2004, compared with $133,302 in gross sales for the same period ending March 31, 2003. This represented an decrease of $108,946 in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company experienced sales discounts totaling $4,828 on its products for the period ending March 31, 2004 compared with $26,374 for the year before. Sales Discounts are attributable to discounts that include sales incentives and off invoice discounts.

The Company experienced net income of $319,779 for the three-month period ended March 31, 2004, compared with a net loss of $560,554 for the same period ended March 31, 2003. This represents a decrease of $880,333 from the same period ending March 31, 2003. A substantial portion of the decrease in net loss is a result of increased of other income as described in Note C to the Financial Statements as well as decreased G&A, marketing and advertising costs.

The Company's gross profit margin for the period ending March 31, 2004 (not including an inventory write-off of $179,370) was 66.1%, or $16,108. Gross profit margin for the period ending March 31, 2003 was 54.81% or $73,064. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending March 31, 2004 and 2003 was $3,235 and $33,865, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

_______________________________________________________________________

Consulting fees totaled $3,000 for the period ending March 31, 2004, compared with $33,499 for the same period ending March 31, 2003. This represented a decrease of $30,499 from the prior year. General and administrative expenses incurred by the Company, was $154,236 for the three month period ended March 31, 2004, compared with $450,426 for the same period ended March 31, 2003. This represented a decrease of $296,190 or 65.8% from the prior year.

NINE MONTH PERIOD ENDING March 31, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $84,148 for the nine-month period ending March 31, 2004, compared with $593,201 in gross sales for the same period ending March 31, 2003. This represented a decrease of $509,053 in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers and consumers, which is in test stages at this time until the Company raises needed operating capital. The Company experienced sales discounts totaling $10,872 on its products and product returns of $5,218 for the period ending March 31, 2004. Sales Discounts are attributable to discounts that include sales incentives and off invoice discounts. Product returns are primarily attributable to returns that the Company accepted in order to facilitate customer relations with its retail customers.

The Company experienced a net loss of $187,994 for the nine-month period ending March 31, 2004, compared with a net loss of $1,556,063 for the same period ending March 31, 2003. This represents a decrease of $1,368,069 or 87.9% from the prior period. A substantial portion of the decrease in net loss is a result of increased other income as described in Note C to the Financial Statements as well as decreased G&A, marketing and advertising costs.

The Company's gross profit margin for the period ending March 31, 2004 was 62.6%, or $56,641 not including the inventory write off of $179,370 as described in note F. Including the write off the gross profit margin would be (150.6)%. Gross profit margin for the period ending March 31, 2003 was 43.4%. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending March 31, 2004 and 2003 was $194,787 and $172,154, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $26,756 for the period ending March 31, 2004, compared with $124,959 for the same period ending March 31, 2003. This represented a decrease of $98,203 or 78.6% from the same period. General and administrative expenses incurred by the Company, was $782,056 for the nine month period ended March 31, 2004, compared with $1,208,286 for the same period ended March 31, 2003. This represented a decrease of $426,230 or 35.3% for the same period. The decrease is due primarily due to significant reductions in expenditures in certain areas, including salaries.

_______________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of common stock, preferred stock, warrants, and revenue from sales. Assuming a successful completion of an acceptable restructuring the Company anticipates that the proceeds from its Private Placement together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan or its Private Placement, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, would likely result in the Company having to discontinue operations and/or either file bankruptcy or face liquidation or foreclosure of its assets. See "Plan of Operation - Financial Resources." The Company had as of March 31, 2003 $5,283 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

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

On February 20, 2004 21st Century Nutritional Products brought suit against the Company in the Superior Court of San Diego County, case # GIC 825926. The suit alleges breach of contract related to the purchase from 21st Century of MigraDaily (a product line discontinued by the Company) and seeks damages estimated between $30,000 and $40,000, plus legal fees. The Company cross-complained in the action and intends to vigorously defend against the suit.

At March 31, 2004 the Company has a litigation reserve totaling $182,095 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

_______________________________________________________________________

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of March 31, 2003, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

During the period ending March 31, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of February 2004, the Company (1) rescinded 6,750,000 shares of common stock issued to its Chief Executive Officer as part of a agreement with the Executive to allow the Company to eliminate monies owed to the Executive and have additional time to repay amounts that were not eliminated by the agreement (see Note S to the Financial Statements), and (2) issued $256,000 face value of 8% senior convertible notes convertible into 25,600,000 shares of common stock as follows; (i) $56,000 face value of convertible notes that convert into 5,600,000 shares of common stock as payment for $56,000 of services rendered by consultants, (ii) a $50,000 convertible note that converts into 5,000,000 shares of common stock as repayment of monies loaned to the Company by its Chief Executive Officer, and (iii) a $200,000 note held by the Company's Chief Executive Officer was amended and restated to become convertible into 20,000,000 shares of common stock as part of the agreement with the Executive described above (see Note S to the Financial Statements).

During the Month of March 2004, the Company issued 43,891 restricted shares of common stock as payment of settlement agreements entered into for the Company's restructuring in the amount of $439.

_______________________________________________________________________

ITEM 3. DEFAULTS ON SENIOR SECURITIES

A senior note held by the Company's Chief Executive Officer in the amount of $422,046, which includes all interest due thereon, went into payment default on October 5, 2003. The senior note is secured by virtually all of the Company's assets including its bank accounts. The Company and the Executive have reached a conditional agreement for extending the payments terms for the senior note. Pursuant to the agreement; Executive shall accept an amended and restated senior note if by July 1, 2004 he and the Company have mutually determined, in their discretion, that the Company's restructuring has been substantially completed. The amended and restated note shall be in the amount of the original senior note at the time of its restatement (including accrued interest due thereon) and will amortize principal and interest at the rate of 10% over 36 equal monthly installments, beginning on April 1, 2005. All other terms of the senior note shall remain the same unless the parties agree otherwise, including, but not limited to, the security and collateral for the secured note. The Executive has also agreed not to take any action or pursue any remedies for default of the senior note prior to July 1, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note. If the parties do not agree by July 1, 2004 that the Company's restructuring is substantially completed the terms of the senior note shall remain in full force and effect (See Note S to Financial Statements).

_______________________________________________________________________

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*10.20	Term Sheet between NatureWell, Incorporated and Alan S. Udin dated November 15, 2003
*10.21	Term Sheet between NatureWell, Incorporated and Timothy R. Scott dated November 15, 2003
*10.22	Form of Senior Note issued as part of Company Restructuring
*10.23	Form of Senior Convertible Note issued as part of Company Restructuring and Private Placement
*10.24	Form of Subordinate Note issued as part of Company Restructuring
*10.25

Form of Security Agreement securing Senior Notes issued as part of Company Restructuring (Security Agreement used for all debts and obligations, however incurred, payable by the Company to James R. Arabia previously reported as Exhibit 10.18 to June 30, 2003 10-K)

*10.26	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement
*10.27	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring
*10.28	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002.
32.2	Certification by CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

The Company incorporates by reference all exhibits to its Form 10-KSB-A for the year ending June 30, 2003.

* Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB-A for the period ending December 31, 2003.

_______________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2004	NATUREWELL, INCORPORATED

By: /S/ Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 19, 2004

/S/ Robert T. Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	May 19, 2004

_______________________________________________________________________