Form 10KSB
period 2004-06-30
NATUREWELL INC
filed 2004-10-13
CIK 945617

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (858) 454-6790

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value (Title of Class)

     Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]     No   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $97,110.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 13, 2004 the aggregate market value was $ 1,094,163.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 13, 2004 the Company had issued and outstanding 118,287,895 shares of $0.01 par value common stock.

Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1. BUSINESS

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

Background of Company

NatureWell, Incorporated (the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is engaged in the research and development of unique proprietary healthcare products intended for a variety of conditions. Currently the Company's primary focus is on the distribution and sale of its migraine medication, MIGRASPRAY(R), a homeopathic over-the-counter drug used for the treatment and prevention of migraine headaches. In July of 2003 the Company made the decision to change its marketing and distribution strategy and to exclusively market MIGRASPRAY to healthcare professionals and directly to consumers and to no longer make MIGRASPRAY available in retail stores and outlets. The Company has been testing its new marketing strategy while it engages in restructuring/capital raising efforts. The completion of such efforts is necessary in order for the Company to fully implement its business plan. (see Note Q "Restructuring" in Notes to Financial Statements).

The Company outsources its manufacturing, warehousing and major distribution activities to third party vendors. Customer service, sales and administration are handled at the Company's headquarters in San Diego, California. The Company currently has four employees.

Business Strategy

The Company believes that a strong need exists for a safe and effective over-the-counter drug for the treatment of migraine headaches and its strategy is to position MIGRASPRAY as a comprehensive first-line of defense for treating migraine headaches and for the distribution of MIGRASPRAY to lead the development of a distribution platform that can be used in the future to launch the Company's other products. The medication, a sublingual spray (sprayed under the tongue), can be used for prevention of migraines, as well as for the treatment of migraine headache attacks. If a migraine attack still occurs while MIGRASPRAY is being used preventatively, the medication may also be used to treat the acute attack. This comprehensive approach can be highly effective in dramatically reducing or eliminating migraines and represents a safe alternative to expensive prescription medications. In addition to its use as a migraine reliever or preventative, MIGRASPRAY may also be used for other types of headaches and pain, particularly headache pain and cramping associated with menstrual cycles.

The Company is currently testing its new marketing strategy of exclusively selling MIGRASPRAY to healthcare professionals and directly to consumers. The Company plans to market MIGRASPRAY to healthcare providers using in-house and outside sales representatives and distributors and plans to also continue selling MIGRASPRAY via the Internet and other direct-to-consumer sales.

It is anticipated that a completion of the Company's restructuring/capital raising efforts will be needed before the Company can launch a full-scale effort for its new marketing strategy.

Order Fulfillment

Currently the Company's order fulfillment process is performed in-house while maintaining the majority of its inventory at a third party warehouse. Order fulfillment activities include receiving merchandise from the warehouse, inspecting merchandise for damages or defects, packaging and processing customer orders and shipping the product. Each customer is generally charged a shipping and handling fee in addition to the cost of the product unless such fees have been waived as part of a sales promotion.

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

Product Overview

MIGRASPRAY

MIGRASPRAY is a patented, clinically tested, over-the-counter homeopathic drug for the fast relief and prevention of the symptoms of migraine headaches and is currently sold through a limited number of healthcare practitioners throughout the United States, as well as directly to consumers over the Internet and through telephone orders.

MIGRASPRAY is sprayed under the tongue (sublingual administration), which promotes enhanced bioavailability and rapid metabolization by directly entering the bloodstream through the mucous membrane, avoiding degradation from exposure to the gastrointestinal tract and liver. This fast acting delivery system allows MIGRASPRAY to provide rapid relief from migraine pain and other associated symptoms. It contains the active ingredients feverfew (its primary ingredient), polyporus, goldenseal and dandelion. Feverfew has been used for centuries for the treatment of a variety of ailments including headaches, rheumatic aches, abdominal pain and menstrual cramps. Studies have shown that feverfew acts as a natural anti-inflammatory controlling the inflammation that results in cerebral blood vessel dilation, believed to cause or contribute to the symptoms of migraine headaches. The active ingredients in feverfew are sesquiterpene lactones, the primary component being Parthenolide, a phyto-chemical. In limited doctor tests conducted on behalf of the Company, and consistent with large clinical studies indicating the effectiveness of feverfew for preventing migraines, MIGRASPRAY has been shown to be effective in dramatically reducing the frequency or eliminating migraine headaches entirely, when taken daily.

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

Migraine Market

Estimates indicate that as many as 32 million Americans suffer from migraine headaches and that approximately three quarters of those sufferers are women. More than half of all sufferers rely totally on non-prescription remedies, the same as nearly 10 years ago.

An estimated 150 million workdays or an equivalent of 1,200 million work hours are lost each year to head pain. Such lost productivity and employee absenteeism results in an estimated $13 billion in losses to employers each year.

A family of drugs known as "triptans," which constrict the cerebral blood vessels, dominate the prescription market for migraine remedies at costs reaching as high as $60 per dose. Triptans are sometimes contraindicated for patients with poor cardiac health and/or high blood pressure and patients are generally restricted in the amount of these drugs that may be used within a 30-day period due to potentially serious side effects.

The Company's Other Products

The Company has developed, or has under development, other products using its MICROMIST(tm) technology and sublingual delivery system. All of these products are natural, fall within the category of either homeopathic drugs or dietary supplements and, thus, avoid the lengthy and expensive FDA approval processes. Sublingual (under the tongue) administration, is a method of delivering substances into the body in a manner that promotes direct absorption through the highly vascularized mucous membrane under the tongue, rather than through the digestive tract, thereby bypassing exposure to the liver and gastric system. Sublingual administration of the Company's specially prepared MICROMIST sprays is a fast acting and efficacious delivery method, promoting enhanced bioavailability and rapid metabolization. Many of the MICROMIST formulations are intended to be symptomatically efficacious in a manner of minutes.

Though many sublingual substances are absorbed by diffusion (the sublingual area soaking up the substance), not all substances are permeable and accessible to the mucous membrane, which often functions as a barrier. However using the Company's MICROMIST technology, the sublingual mucous membrane can become an ideal site for rapid absorption.

The Company has developed the following products for future marketing and distribution:

ALLERSPRAY II (TM) - designed for the fast relief of allergy symptoms, without drowsiness, dry-mouth or other side effects. An estimated 58 million people suffer from allergies in the United States.

PMS SPRAY (TM) - intended to prevent and relieve the pain and symptoms of pre-menstrual syndrome. An estimated 40 million women suffer from PMS in the United States.

ARTHROSPRAY (TM) - intended to prevent and relieve the pain and symptoms of arthritis. An estimated 70 million people suffer from arthritis in the United States.

ANTI-OXY SPRAY (TM) - intended to reduce and prevent cerebral oxidative damage, which may be associated with Parkinson's disease. An estimated 1.5 million people suffer from Parkinson's disease in the United States.

Additionally, the Company has in various stages of development other products including, but not limited to, a natural sedative, a treatment for general aches and pains and other treatments for a variety of conditions.

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

Regulatory Compliance

Various aspects of the Company's business are subject to regulation and ongoing review by a variety of federal, state, local and foreign government agencies, including, but not limited to the Federal Trade Commission ("FTC"), the United States Post Office, the Consumer Product Safety Commission ("CPSC"), the Federal Communications Commission, ("FCC"), the Food and Drug Administration("FDA"), various States' Attorneys General and other state, local consumer protection and health agencies. The statutes, rules and regulations applicable to the Company's operations, marketing and distribution are numerous, complex and subject to change.

If any significant actions were brought against the Company or any of its subsidiaries in connection with a breach of such laws or regulations, including, but not limited to the imposition of fines or other penalties, the Company could be materially and adversely affected. There can be no assurance that changes in the laws and regulations of any territory which forms a significant portion of the Company's market will not adversely affect the Company's business or results of operations.

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

Trademarks and Patents

Proprietary protection for the Company's products, processes, and know-how is important to the Company's business. Thus, the Company plans to aggressively prosecute and defend its proprietary technology. The Company holds two patents and has one patent pending before the United States Patent and Trademark Office and intends to file additional patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain its competitive position.

Patent positions of healthcare product firms, including the Company's, are generally uncertain and involve complex legal and factual questions. Consequently, even though the Company may prosecute its patent applications with the United States and foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent applications or that it was the first to file patent applications for such inventions.

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

Human Resources

The Company has four employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

ITEM 2. PROPERTY

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 450 square feet and are currently leased on a month to month basis through January 15, 2004 at $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

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

At June 30, 2004 the Company has a litigation reserve totaling $156,262 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2004, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW

Fiscal Year 2001:
First Quarter	0.21	0.075
Second Quarter	0.15	0.055
Third Quarter	0.087	0.045
Fourth Quarter	0.30	0.085

Fiscal Year 2002:
First Quarter	0.10	0.03
Second Quarter	0.06	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.05	0.02

Fiscal Year 2003:
First Quarter	0.03	0.02
Second Quarter	0.06	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.01

Recent Sales of Securities

During the year ending June 30, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of July 2003, the Company issued the following restricted shares of common stock; (i) 60,000 shares as payment for services of $600; (ii) 700,000 shares as payment to an officer for services rendered in the amount of $7,000; and (iii) 150,000 shares as payment of employee bonuses in the amount of $1,500.

During the month of September 2003, the Company issued the following securities; (i) 403,774 shares of restricted common stock as part of settlements of amounts due to creditors in the amount of $4,308; (ii) $200,000 face value of 8% senior convertible notes convertible into 11,980,299 shares of restricted common stock in return for $200,000 of invested capital; (iii) $85,000 face value of 8% senior convertible notes convertible into 5,074,627 shares of restricted common stock as payment for services in the amount of $85,000

During the month of October 2003, the Company issued 207,752 shares of restricted common stock as part of settlements of amounts due to creditors in the amount of $2,076.

During the month of November 2003, the Company issued the following securities; (i) 1,200,000 shares of restricted common stock pursuant to the conversion of a $50,000 convertible note;(ii) 11,269 shares of restricted common stock as part of settlements of amounts due to creditors in the amount of $112; (iii)$16,000 face value of 8% senior convertible notes convertible into 1,600,000 shares of restricted common stock as payment for services rendered by employees; (iv) $17,500 face value of 8% senior convertible notes convertible into 1,750,000 shares of restricted common stock as payment for services rendered by directors; and (v) $15,000 face value of a 8% senior convertible note convertible into 1,500,000 shares of restricted common stock as payment for consulting services.

During the month of December 2003, the Company issued 131,984 restricted shares of common stock as part of settlements of amounts due to creditors in the amount of $1,320.

During the month of February 2004, the Company (1) rescinded 6,750,000 shares of restricted common stock issued to its Chief Executive Officer as part of an agreement with the Executive to allow the Company to eliminate monies owed to the Executive and have additional time to repay amounts due to the Executive that were not eliminated by the agreement (see Note M to the Financial Statements); and (2) issued $256,000 face value of 8% senior convertible notes convertible into 25,600,000 shares of restricted common stock as follows; (i) $56,000 face value of convertible notes that convert into 5,600,000 shares of restricted common stock as payment for $56,000 of services rendered; (ii) a $50,000 convertible note that converts into 5,000,000 shares of restricted common stock as repayment of monies loaned to the Company by its Chief Executive Officer; and (iii) a $200,000 note held by the Company's Chief Executive Officer was amended and restated to become convertible into 20,000,000 shares of restricted common stock as part of the agreement with the Executive described above (see Note M to the Financial Statements).

During the Month of March 2004, the Company issued 43,891 shares of restricted common stock as part of settlements of amounts due to creditors in the amount of $439.

During the Month of May 2004, the Company issued; (i) 3,000,000 shares of common stock registered under its S-8 plan for legal services in the amount of $60,000 and; (ii) 2,507,463 shares of restricted common stock for consulting services in the amount of $42,000.

During the Month of June 2004, the Company issued; (i) 1,142,857 shares of common stock registered under its S-8 plan as payment for services rendered by officer in the amount of $ 20,000; (ii) 656,600 shares of common stock registered under its s-8 plan for services rendered by its employees and Directors in the amount of $11,586; (iii) 500,000 shares of common stock registered under its S-8 plan for legal services in the amount of $8,000; and (iv) 725,000 shares of restricted common stock for services in the amount of $ 7,250.

Subsequent to year-end the Company issued 658,100 shares of common stock registered under its S-8 plan for services in the amount of $6,581.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company intends to exclusively market its MIGRASPRAY product to healthcare providers and directly to consumers, and has conducted limited test marketing for this marketing strategy. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and advertising, design and production of marketing materials and creative, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon a successful completion of its restructuring effort/capital raising efforts (see Note Q to Financial Statements).

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

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2003 to June 30, 2004, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.06 to $0.01. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the Company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.8 million through June 30, 2004. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

Concentrated Customer Base and Single Market Segment

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. One customer accounted for approximately 10% or $11,078 of gross revenues for the year ending June 30, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future

Market Acceptance of Future Products.

A substantial part of the Company's future growth strategy may depend upon the development of new products as well as the manufacture and distribution of products already developed. However, there can be no assurance that such new products will be developed timely and within budget or if developed will meet with market acceptance, and if such products do meet with market acceptance, that they can be sold profitably. Any new products developed by the Company likely will face competition from numerous larger manufacturers whose resources are substantially greater than those of the Company and whose market presence may make it difficult or uneconomic for the Company to introduce new products against such competition.

Dependence on Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management. Much of the Company's key management has accepted securities issued by the Company in lieu of cash compensation for their services as an accommodation to the Company. The interruption of the services of such key management (especially in light of their willingness to accept forms of compensation other than cash) could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the business of the Company.

Intellectual Property Protection.

The Company's patents and trademarks are valuable assets, which are very important to the marketing and national distribution of its products. The Company holds two patents and has one patent pending before the United States Patent and Trademark Office and intends to file additional patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain its competitive position.

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

There can be no assurance that a court of competent jurisdiction would hold the Company's patents valid. Moreover, to determine priority of invention, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") or opposition proceedings before an equivalent foreign agency, which could result in substantial cost to the Company. There can be no assurance that the patent applications will result in patents being used or issued, nor that if issued, the patents will afford protection against competitors with similar technologies; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. The Company will also rely up on unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's rights in the unpatented trade secrets.

Inventory

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003, however, under the FDA, Homeopathic Drugs are not required to have an expiration date and such product has not, in actuality, expired. Therefore, the Company re-labels its inventory prior to sale and adds the cost of re-labeling to the cost basis of its inventory. The Company in the future intends to either omit the labeling of an expiration date or extend the labeling of an expiration date from the current practice of two years.

Inventory has been allocated between short term assets and long terms assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends estimates and does not take into consideration a completion of the Company's restructuring/capital raising efforts, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

The Company has written down its raw materials inventory of $162,000 because the Company has either disposed of such materials or is unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by Diagnostech which are no longer usable. The Company also adjusted $14,522 for display inventory which the Company disputed as it was not made to the specifications the Company requested.

Capital Requirements.

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring efforts. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation (see Note Q to Financial Statements). If the Company is unable to accomplish a satisfactory restructuring/capital raising effort, the Company could be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon due to a lack of working capital and liquidity. Assuming a satisfactory restructuring, including the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), the Company believes that capital raised together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing (including convertible debt). If such capital raising efforts are unsuccessful the Company would likely be forced to file bankruptcy and/or be liquidated or have its assets foreclosed upon. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

The Company estimates that it will require substantial capital in order to finance a full effort of its new marketing strategy. The Company plans to issue additional equity and/or debt (including convertible debt) to finance such needs. Equity or convertible debt financing may be dilutive to shareholders and debt financing, if available, may involve significant restrictive covenants. The Company's failure or inability to raise capital when needed would have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that such financing will be available on terms satisfactory to the Company, if at all.

Rule 144 Stock Sales

As of June 30, 2004, the Company had approximately 59,701,535 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations. The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring efforts and is currently conducting a private placement offering of either equity or senior secured convertible notes (the "Private Placement"). Convertible notes sold under the Private Placement are offered in increments of $100,000, are senior secured debt of the Company and are convertible into common stock at any time, at the holder's discretion, at a price determined at closing. The convertible notes accrue interest through April 1, 2006 at the rate of 8%, pay semi-annual interest thereafter and mature on April 1, 2010. Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to modify any terms of the offering and to determine a conversion price for the convertible debentures, although it is expected that such pricing will closely relate to the market price, or a discount therefrom, of the Company's common stock on the closing date. The offering is for a maximum of $1,000,000 ("Maximum Offering Amount") with no minimum offering requirements, and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended). The Securities are being offered without registration under the Securities Act of 1933, as amended, and are being offered and sold in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D, hereunder. There can be no assurance that the Maximum Offering Amount is adequate to meet the Company's working capital needs or that certain investors will not require the Company to raise or accept a substantially larger amount of capital as a condition of their investment. Additionally, the Company reserves the right, in its sole and absolute discretion, to increase or decrease the Maximum Offering Amount as it believes necessary or as its working capital projections change or are modified.

The Company believes that the amount of funding contemplated by the Private Placement is sufficient at this time provided (i) funding for the Maximum Offering Amount is achieved along with a successful completion of substantially all other aspects of its restructuring within a workable time frame, and (ii) certain minimum sales projections can be reached. There can be no assurance that the Company will timely complete either its Private Placement or any other aspect of its restructuring, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and could be forced to file bankruptcy and/or be subject to liquidation or foreclosure of its assets. The Company may attempt to retain the assistance of a financial institution in its capital raising efforts.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its research and development activities with respect to MIGRASPRAY, to the extent that such product is being marketed currently, and its initial research and development activities with respect to ALLERSPRAY II, PMS SPRAY, ARTHROSPRAY and ANTI-OXY SPRAY to the extent that such products can be produced and distributed in the future. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in ongoing research, and investigations are under way for the development of novel products, including, but not limited to, a natural sedative, a treatment for general aches and pains and other treatments for a variety of conditions. The Company plans to conduct clinical trials, doctor and laboratory tests and market analyses for such new products when appropriate and to continue clinical testing and analyzing certain existing products. The Company holds two patents, has one patent pending and intends to file for additional patent protection on several products it is either currently developing or has developed.

FINANCIAL RESOURCES

At June 30, 2004 and 2003, the Company had current assets of $28,393 and $576,029 including cash of $1,687 and $655, respectively. At June 30, 2004, current assets included inventory valued at $25,850 and prepaid expenses of $376. At June 30, 2004 and 2003 the Company had total assets of $377,309 and $655,790, respectively including inventory valued at $356,973 of which $25,850 is classified as a current asset and $331,123 is classified as a long term asset.

Gross sales for the years ended June 30, 2004 and 2003 were $97,110 and $685,449, respectively. Costs and expenses for the years ended June 30, 2004 and 2003 were $1,088,121 and $2,379,400 resulting in a loss from operations of $996,229 and $1,905,552, respectively.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company may add employees over the next twelve months if it is successful in its restructuring/capital raising efforts. If any anticipated employee positions are to be filled they will likely be at the sales and marketing staff level. The Company continues to operate with four employees.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to exclusively distribute its products to healthcare providers and directly to consumers.

FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $97,110 for the year ended June 30, 2004, compared with $685,449 in gross sales for the same period ending June 30, 2003. This represented a decrease of $588,339 or 85.8% in gross sales from the year before. The sales decrease is primarily attributable to slow product movement due to lack of financing necessary to provide marketing support for the Company's product. The Company also had product returns of $5,218 for the year ending June 30, 2004.

The Company experienced a net loss of $313,421 for the twelve-month period ended June 30, 2004, compared with a net loss of $2,045,661 for the same period ended June 30, 2003. This represents a decrease of $1,732,240 or 84.7% from the prior year. A substantial portion of the decrease in net loss is attributable to income derived from the forgiveness of debt and accrued expenses and liabilities as well as decreased selling, general and administrative, marketing, and advertising costs.

The Company's had a negative gross profit margin for the year ended June 30, 2004 of (112%) or $ (103,667). Gross profit margin for the year ended June 30, 2003 was 52.1%. The decrease in gross profit margin is attributable to a substantial inventory write off in the amount of $179,370. Calculating the gross profit margin for the year ended June 30, 2004 excluding the inventory write off would result in a gross profit margin of 78% or $75,703. The Company's cost of products sold for the years ended June 30, 2004 and 2003 was $195,559 and $227,092, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales through the use of direct and other marketing.

Consulting fees totaled $71,756 for the year ended June 30, 2004, compared with $148,725 for the same period ending June 30, 2003. This represented a decrease of $76,969 or 51.8% from the prior year. Marketing and advertising cost totaled $31,683 for the year ended June 30, 2004, compared to $284,657 for the same period ending June 30, 2003. Selling, general and administrative expenses incurred by the Company were $779,553 for the year ended June 30, 2004, compared with $1,702,214 for the same period ended June 30, 2003. This represented a decrease of $922,661 or 54.2% from the prior year. The decrease is due primarily to reduced salaries, workforce, legal fees and the waiver by officers of salaries and benefits due to such officers.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash advances from its Chief Executive Officer, James R. Arabia, the sale of convertible notes and revenue from sales. Assuming a successful completion of an acceptable restructuring/capital raising effort the Company anticipates that the proceeds from future private placements of equity and/or debt securities (including convertible debt) together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan and Private Placement, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company having to discontinue operations and/or either file bankruptcy or face liquidation or foreclosure of its assets. (See also "PLAN OF OPERATION")

Financial Resources

The Company had as of June 30, 2004 $1,687 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2004, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

NEW ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149. The Statement amends Statement 133 for decisions made i. as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, ii in connection with other Board projects dealing with financial instruments, and iii in connection with implementation issues raised in relation to the application of the definition of a derivative. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

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

INFLATION

Inflation may affect the cost of raw materials, goods, and services used by the Company. In recent years, inflation has been modest. The competitive environment in the over the counter drug market somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices to its customers. Overall, product prices have generally been stable, and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	17

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2004 and 2003	18

Consolidated Statements of Operations for the years ended June 30, 2004 and 2003.	19

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended June 30, 2004 and 2003.	20

Consolidated Statements of Cash Flows for the years ended June 30, 2004 and 2003.	21

Notes to Consolidated Financial Statements	22 - 34

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Members of the Better Business Bureau since 1997

To the Board of Directors NatureWell, Incorporated.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. as of June 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Inc. as of June 30, 2004 and 2003, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__________________________________ ARMANDO C. IBARRA, CPA

September 22, 2004
Chula Vista, Ca. 91910

371 "E" Street, Chula Vista, CA 91910
Tel:(619)422-1348	Fax: (619)422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30, 2004	As of une 30, 2003

ASSETS

Current Assets
Cash	$1,687	$655
Accounts receivable	480	8,836
Inventory	25,850	564,354
Prepaid expenses	376	2,184

Total Current Assets	28,393	576,029

Net Property & Equipment	15,338	27,543

Other Assets
Inventory	331,123
Notes receivable - officer	-	48,447
Other assets	2,455	3,771

Total Other Assets	333,578	52,218

TOTAL ASSETS	$377,309	$655,790

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$225,238	$735,238
Accrued expenses	84,498	220,914
Accrued litigation costs	156,262	506,893
Loans payable	13,042	253,736
Current portion of long-term debt	501,205	192,441
Due to officers	566,559	1,291,561

Total Current Liabilities	1,546,803	3,200,783

Long-Term Liabilities
Long term payables	110,014	-
Notes payable, unsecured	-	731,717
Notes payable, secured	1,457,108	220,418
Convertible notes	681,250	-
DTI convertible notes	797,268	743,406

Total Long-Term Liabilities	3,045,640	1,695,541

TOTAL LIABILITIES	$4,592,444	$4,896,324

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 117,629,795 and 112,909,205 shares issued and outstanding as of June 30, 2004 and June 30, 2003, respectively)	1,176,300	1,129,094
Additional paid-in capital	18,700,269	18,851,983
Less: Notes receivable officers	(208,734)	(652,061)
Accumulated deficit	(23,882,971)	(23,569,551)

Total Stockholders' Deficit	(4,215,135)	(4,240,534)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$377,309	$655,790

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Tweleve Months Ended
	June 30, 2004	June 30, 2003

Revenues
Gross Sales	$97,110	$685,449
Discounts	-	(172,917)
Returns	(5,218)	(38,684)

Net Sales	91,892	473,848

Costs and Expenses
Costs of goods sold (includes $179,370 inventory write down for March 31, 2004)	195,559	227,092
Selling general & administrative	779,553	1,702,214
Marketing & advertising	31,683	284,657
Consulting services	71,756	148,725
Depreciation and amortization	6,894	7,962
Research & development	2,677	8,750

Total Costs and Expenses	1,088,121	2,379,400

Loss From Operations	(996,229)	(1,905,552)

Other Income & (Expenses)
Other expense	(40,098)	(18,364)
Other income	951,409	30,909
Interest income	20,523	31,019
Interest expense	(248,026)	(148,301)
Purchase of NMI shares	-	(31,372)

Total Other Income & (Expenses)	683,808	(136,109)

Net Income (Loss) Before Taxes	(312,421)	(2,041,661)
Provision for Income Taxes	(1,000)	(4,000)

Net Income (Loss)	$(313,421)	$(2,045,661)

Basic earnings (loss) per share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	113,284,803	105,384,766

See Notes to Consolidated Financial Statements

NatureWell, Incorporated and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2004 and 2003

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Unearned/ Compensation Officers Notes Receivable	Preferred Stock	Accumulated Deficit	Total

Balance, June 30, 2002	80,871,655	$808,716	$18,640,806	$(538,537)	$-	$(21,523,890)	$(2,612,905)

Issunce of preferred stock	-	-	49,999	-	1	-	50,000

Shares issued to officers	13,492,857	134,929	3,571	-	-	-	138,500

Purchase pursuant to note receivable - officers	4,250,000	42,500	42,500	-	-	-	85,000

Conversion of notes payable	166,666	1,667	878	-	-	-	2,545

Share issuance of stock for services	7,135,487	71,355	203,717	-	-	-	275,072

Issuance of stock for NMI	448,176	4,482	26,891	-	-	-	31,373

Issuance of stock for cash	6,454,364	64,544	10,121	-	-	-	74,665

Employee stock compensation	90,000	900	-	-	-	-	900

Syndication costs	-	-	(126,500)	-	-	-	(126,500)

Less notes receivable officers	-	-	-	(113,524)	-	-	(113,524)

Net loss, June 30, 2003						(2,045,661)	(2,045,661)

Balance, June 30, 2003	112,909,205	1,129,093	18,851,983	(652,061)	1	(23,569,551)	(4,240,534)

Shares issued to officers	2,072,143	20,721	10,382	-	-	-	31,103

Employee stock compensation	291,600	2,916	1,062	-	-	-	3,978

Share issuance of stock for services	7,906,847	79,068	51,968	-	-	-	131,036

Rescission of share issuance	(6,750,000)	(67,500)	(253,125)	320,625	-	-	-

Share issuances for converted notes	1,200,000	12,000	38,000	-	-	-	50,000

Notes receivable officers applied against payable	-	-	-	122,702	-	-	122,702

Net loss, June 30, 2004						(313,421)	(313,421)

Balance, June 30, 2004	117,629,795	$1,176,299	$18,700,269	$(208,734)	$1	$(23,882,972)	$(4,215,136)

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(313,421)	$(2,045,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,894	7,962
Accrued interest income	(20,523)	(31,109)
Accrued interest expense	248,878	148,301
Issuance of stock for services	185,865	275,972
Officer shares issued for compensation	11,103	188,500
Write-down of goodwill related to purchase of NMI shares	-	31,372
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	8,356	1,751
(Increase) decrease in inventory	207,381	146,147
(Increase) decrease in prepaid expenses	1,808	118,932
(Increase) decrease in other assets	49,763	13,000
Increase (decrease) in accrued litigation	(350,631)	53,532
Increase (decrease) in due to officers	(725,002)	301,179
Increase (decrease) in accrued expenses	(136,416)	-
Increase (decrease) in accounts payable	(351,303)	197,306

Net cash provided by (used in) operating activities	(1,177,248)	(592,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(1,607)	-

Net cash provided by (used in) investing activities	(1,607)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	74,665
Syndication costs	-	(126,520)
Payments on loans payable	(4,056)	(55,428)
Notes issued for services	499,500	-
Notes issued for accounts payable	484,443	-
Proceeds from notes payable	200,000	-
Proceeds from loans payable	-	275,000
Notes issued for due to/from officers	-	382,500

Net cash provided by (used in) financing activities	1,179,887	550,217

Net increase (decrease) in cash	1,032	(42,599)

Cash at beginning of period	655	43,254

Cash at end of period	$1,687	$655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$217	$217

NON-CASH ACTIVITIES

Stock issued for notes and payables	$-	$-

Stock issued for services and syndication costs	$136,138	$13,138

Stock issued for notes receivable	$-	$-

Notes issued for services and accounts payable	$983,943	$150,952

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2004 also holds a 55 percent (55%) ownership interest in DTI and a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI") (See Footnote K).

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. Aggregate minority interest in losses have been recorded by the Company (aggregating $353,856 at June 30, 2004) to reduce the minority interest in DTI to zero. The Company will record 100% of income related to the minority interest, if any, until the amount of the previously reported losses of the minority interests in shareholders' equity (deficit) in DTI by the Company have been recovered. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2004 and 2003.

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

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003, however, under the FDA, Homeopathic Drugs are not required to have an expiration date and such product has not, in actuality, expired. Therefore, the Company re-labels its inventory prior to sale and adds the cost of re-labeling to the cost basis of its inventory. The Company in the future intends to either omit the labeling of an expiration date or extend the labeling of an expiration date from the previous practice of two years.

Inventory has been allocated between short term assets and long terms assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends estimates and does not take into consideration a completion of the Company's restructuring/capital raising efforts, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

The Company has written down its raw materials inventory of $162,000 because the Company has either disposed of such materials or is unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by Diagnostech which are no longer usable. The Company also adjusted $14,522 for display inventory for which the Company disputed payment.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs for the years ending June 30, 2004 and 2003 of $31,684 and $284,657, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $6,894 and $7,962 for the years ended June 30, 2004 and 2003, respectively.

INCOME TAXES:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of various assets for financial and income tax reporting. The deferred tax asset represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are recognized for net-operating losses that are available to offset future taxable income and tax credits available to offset future income taxes. A valuation allowance is provided against the deferred tax asset, realization is uncertain.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS:

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149. The Statement amends Statement 133 for decisions made i. as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, ii in connection with other Board projects dealing with financial instruments, and iii in connection with implementation issues raised in relation to the application of the definition of a derivative. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

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

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 16,025
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	3,144
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	1,871
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	1,347
David A. Gotz	7-18-02	750,000	$15,000	4.60%	1,347

		9,250,000	$185,000		$ 23,734

The notes listed above all mature on April 15, 2005. All seven notes are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual either exceeds or equals the amounts due from that individual under the notes. The amounts due are included in due to officers or long-term payables at June 30, 2004.

The receivable of $208,734, which includes related interest of $23,734, is reflected as a contra equity in the financial statements.

Note Receivable From Officer

As part of an agreement reached with the Company's Chief Executive officer, James R. Arabia, a note receivable from a former officer of the Company for $49,707, including interest, was sold to Mr. Arabia for $15,750 (see Note M). The Company recorded a loss on the note in the amount of $34,272.

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

NASAL MIST, INC.

During August 1997, the Company formed Nasal Mist, Inc. (NMI), a subsidiary organized for the production and marketing of herbal nasal sprays. NMI received approximately $300,000 through a private placement. Pursuant to the private placement, the Company granted NMI a license and rights to receive from the Company and its successors-in-interest, an amount equal to 10% of the net sales, less commissions and discounts of nasal sprays sold. NMI is dormant, not engaged in any business operations and the Company does not intend to engage in any business operations at NMI in the future.

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

E. INVENTORY:

Inventory as of June 30, 2004 and 2003 is comprised of the following:

	2004	2003

Healthcare products	$ 25,850	$ 402,497
Contact lenses	-	-
Raw materials	-	161,857
Other Assets
Healthcare Products	331,123	-

	$ 356,973	$ 564,354

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003, however, under the FDA, Homeopathic Drugs are not required to have an expiration date and such product has not, in actuality, expired. Therefore, the Company re-labels its inventory prior to sale and adds the cost of re-labeling to the cost basis of its inventory. The Company in the future intends to either omit the labeling of an expiration date or extend the labeling of an expiration date from the previous practice of two years.

Inventory has been allocated between short term assets and long terms assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends estimates and does not take into consideration a completion of the Company's restructuring/capital raising efforts, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

The Company has written down its raw materials inventory of $162,000 because the Company has either disposed of such materials or is unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by Diagnostech which are no longer usable. The Company also adjusted $14,522 for display inventory for which the Company disputed payment.

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

G. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2004 and 2003 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of June 30, 2004 5,299,457 were issued under the Plan. At October 13, 2004 5,957,557 shares were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $35,081 (including officers) and $189,400 for the years ending June 30, 2004 and June 30, 2003 respectively. Of the $35,081 for June 30, 2004, $31,103 was for payment to officers and $3,978 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $131,036 and $277,617 for the years ending June 30, 2004 and June 30, 2003 respectively.

H. PREFERRED STOCK:

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock, which is owned by its Chairman and Chief Executive Officer, James R. Arabia. Pursuant to the terms of the Series B Convertible Preferred stock, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns (.7% X 50 shares = 35% of total vote). The shares convert into 1,250,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors. The Company's right to repurchase the Series B Convertible Preferred expired at October 10, 2003.

I. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of June 30, 2004 and 2003 consist of the following:

	2004	2003

Loans payable with annual interest varying from 8 to 15%	$ 13,042	$ 223,735

Loans payable to various unrelated parties, unsecured, with one-time interest charge of 100%	-	30,000

Current Portion of Long Term Notes Payable (includes $454,851 due to officer):	501,205	192,441

	$ 514,247	$ 446,176

The unsecured loans payable totaling $13,042 include interest due thereon of $1,773, this note is held by a former consultant to the Company accruing at 8%, which begins amortizing on October 5, 2004 and is paid in 12 equal installments. The unsecured loans payable balance of $30,000 for the year ending June 30, 2003 was reclassified to the Company's accrued litigation reserve as a result of the fact that the balance due was derived from the accrual of interest at a rate of 100%. The Company believes that such a rate of interest far exceeds any allowable rate under California's usury laws.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $46,353.35 (including accrued interest of $6,353 thereon), and $454,851 owed on a senior note ($382,500 face value plus $72,351 accrued interest) held by the Company's Chief Executive Officer which went into payment default on October 5, 2003. The parties have agreed to continue to negotiate ways to either extend the maturity or restate the terms of the note. The Executive has agreed not to take any action or pursue any remedies for default of the senior note prior to December 31, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note.

J. LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on January 15, 2005. The Company's base rent under the lease is $1,900 per month through September 15, 2004 and $2,000 through January 15, 2005. Office rent and incidental expense was $47,234 and $59,778 for the years ending June 30, 2004 and 2003, respectively. Future minimum lease payments as of June 30, 2004 is:

Year Ending June 30,	Operating Lease

2004	$ 10,750

Total minimum lease payments	$ 10,750

K. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share, accrues interest at 7 percent per year compounded semi-annually and matures on June 30, 2004. As of June 30, 2004 no debentures have been converted and accrued interest on the convertible debentures is $226,268. DTI has no resources or plan to pay either the principal or interest on the debentures, which will result in a payment default of the debentures by DTI.

The Debentures appear on the Company's consolidated balance sheet as required under the rules of consolidation stated in paragraph 3 of ARB 51. Notwithstanding such requirement, the debentures are solely the obligation of DTI and are payable only from operations of DTI. The Company has no responsibility to pay either the principal or interest on the debentures and is neither an obligor nor guarantor of the Debentures.

L. NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 31, 2004 and June 30, 2003 consist of the following:

	June 2004	June 2003
Note payable, unsecured, with annual interest of 10%.	$ -	$ 731,717

Subordinated Secured notes, with annual interest varying from 8% to 10%.	1,299,477	-

Senior Secured Notes, with annual interest of 8%	157,632	220,418

Subordinated Convertible Notes, with annual interest of 8%	27,182	-

Senior Secured Convertible Notes, with annual interest of 8%	654,068	-
	------------	------------
	$2,138,359	$ 952,135
	============	============

The subordinated secured notes totaling $1,299,477 include interest accrued thereon of $240,549. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $157,632 include interest accrued thereon of $4,154. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The subordinated secured convertible notes totaling $27,182 include interest accrued thereon of $2,182 and convert into 2,038,200 shares of common stock at the holder's option. The subordinated convertible notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinated debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The senior secured convertible notes totaling $654,068 include interest accrued thereon of $29,568 and convert into 50,964,926 shares of common stock at the holders' option. The senior convertible notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The long term payable of 110,014 consist of (i) a settlement agreement with the Company's former landlord in the amount of $50,000 with payments of $1,500 per month for September 1st, 2005 through December 1st, 2005 and a final payment of $44,000 on January 1, 2006, and (ii) amounts due to former officers in the amount of $60,014, which amounts secure notes receivable held by the Company from the same former officers (see note C.)

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

At June 30, 2004 the Company's Due to Balance owed to the Executive was $341,944. The Company also owes the Executive $712,422 pursuant to senior secured notes, including interest, totaling $454,851 in the form of a senior secured note that has been in payment default since October 5, 2003 and senior secured convertible notes totaling $257,571.

On February 15, 2004 the Executive and the Company entered into the following Term Sheet;

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
7.

The Parties shall execute all documentation needed to effectuate this Term Sheet, including, but not limited to, the Senior Secured Convertible Note (the "New Note") using the same form of Note, Security Agreement and Intercreditor Agreement that are being used for the Company's restructuring

Concurrent with the entering into of the Term Sheet the Executive agreed to waive/forgive approximately $670,000 of salary, bonus and benefits that accrued to him.

Pursuant to paragraph 3 of the Term Sheet the parties agreed to extend the time for the Company to repay the amount due to the Executive pursuant to that section. In the past the parties have been able to reach agreements for the payment of monies owed to the Executive using securities issued by the Company. There can be no assurance that such agreements will be reached in the future.

The parties were not able to reach agreement regarding a restructuring of the Executive's senior secured note as contemplated and discussed in paragraph 4 of the Term Sheet. However, the parties have agreed to continue to negotiate ways to either extend the maturity or restate the terms of the senior note. The Executive has agreed not to take any action or pursue any remedies for default of the senior note prior to December 31, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note.

A review of the Executive's employment agreement was conducted as contemplated in paragraph 6 of the Term Sheet. The parties agreed to amend and restate the Executive's employment contract as of July 1, 2004 to reflect the following; (i) a reduction of the contract's evergreen term from three years to one year, (ii) a reduction of Executive's base salary from $350,000 to $250,000 annually, (iii) the elimination of a $180,000 annual guaranteed bonus payable to Executive (bonuses, if any, will now be paid at the discretion of the board), (iv) the reduction of severance pay from an amount equal to three times the average of the previous two years salary and bonus to an amount equal to one year base salary, and (v) a reduction in auto allowance(see Note N).

On February 15, 2004 the Company and its Senior Vive President of Research and Development, Donald Brucker, entered into the following Term Sheet;

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

Pursuant to the terms outlined above, Dr. Brucker relinquished approximately $600,000 in future contractual benefits.

N. COMMITMENTS AND CONTINGENCIES

Insurance

Currently the Company does not carry product liability insurance. Pending the outcome of the Company's restructuring/capital raising efforts, and tests of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $289,000, including those accounted for in the Company's litigation reserve of $156,262, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company.

The Company reached a settlement agreement with it former landlord (for the lease it defaulted under for its previous headquarters in La Jolla, California) that requires payments of $1,500 per month for September 1st, 2005 through December 1st, 2005 and a final payment of $44,000 on January 1, 2006.

As a result of the delinquencies and defaults the Company may be subject to collection actions whenever agreements can not be reached, including, but not limited to, litigation, foreclosure and/or seizure of assets and bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with most of its vendors.

Employment Contracts

In August of 2002 the Company entered into a three-year employment contract with its Chief Executive Officer. Under the agreement, for each day that the executive remained employed with the Company the contract was extended by one day so that a constant three-year employment period would be in effect. The contract called for annual compensation of $350,000 and a guaranteed annual bonus of $180,000 along with an auto allowance of $12,000 per year and complete medical coverage. If the Company terminated the executive without cause, or if he terminates his employment for good reason, the Company was obligated to make a lump sum payment of severance equal to three times the total of the executive's annual base salary plus the average annual bonus paid to the executive during the immediately preceding two full fiscal years of employment or consultancy.

The Company and the Executive agreed to amend and restate the August 2002 employment contract effective July 1, 2004 (the "Amended and Restated Employment Contract") to reflect the following; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the executive without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary.

Mr. Arabia has not received any cash compensation from the Company in his entire time with the Company, including for his services as a consultant prior to becoming Chief Executive Officer.

Notwithstanding the stated terms of the original employment contract between Mr. Arabia and the Company, as a result of voluntary agreements by Mr. Arabia to waive/forgive amounts due to him totaling approximately $806,000, he has received or accrued total compensation of approximately $594,000 for serving as the Company's Chief Executive Officer since September of 2001, none of which has been paid in cash (an average of approximately $216,000 per year annualized over the 33 month period). As of June 30, 2004, the $594,000 was either paid or accrued as follows; (i) $340,000 remains accrued and unpaid, (ii) $79,000 was paid with the issuance of senior secured notes, none of which have made payments of either principal or interest to Mr. Arabia, (iii) $105,000 was paid with the issuance of 10,500,000 shares of restricted common stock, (iv) $50,000 was paid with the issuance of 50 shares of Series B convertible preferred stock, which is convertible into 1,250,000 shares of common stock and is non-transferable without the consent of the board, and (v) $20,000 was paid with the issuance of 1,142,857 shares of S-8 stock. Mr. Arabia also received 2,250,000 shares of restricted common stock as payment for $22,500 in consulting services he performed for the Company prior to becoming CEO.

In addition to foregoing the payment of cash compensation for any of his services to the Company, as of June 30, 2004 Mr. Arabia has made net loans and advances to the Company in the amount of approximately $498,000, for which he has received debt and equity securities totaling approximately $496,000 (some of which are in default, see Note L to Financial Statements).

As part of and pursuant to agreements reached as of February 15, 2004; the Company's employment contract with its Senior Vice President of R&D has been cancelled. Additionally, the Company cancelled the consulting agreement with its former CEO.

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

At June 30, 2004 the Company has a litigation reserve totaling $156,262 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

O. INCOME TAXES:

Provision for income taxes for the years ended June 30, 2004 and 2003 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	June 30, 2004	June 30, 2003

Current income taxes	$ 4,000	$ 4,000
Deferred income taxes

Provision for income taxes	$ 4,000	$ 4,000

The Company's total deferred tax asset as of June 30, 2004 is as follows:

Net operating loss carry-forward	$ 6,018,370
Valuation allowance	(6,018,370)

Net deferred tax asset	$ -

As of June 30, 2004, the Company had net operating loss carry-forwards totaling approximately $16,641,272 for federal and $8,453,364 for state, before any limitations. The carry-forwards expire through 2024 for federal and 2009 for state.

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

P. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. One customer accounted for approximately 11.4% or $11,078 of gross revenues for the year ending June 30, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

Q. RESTRUCTURING

The Company has made substantial progress towards obtaining the agreement of most of its unsecured creditors to accept the terms of its restructuring plan. Under the proposed terms of the restructuring the Company is asking that creditors accept a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor. Creditors that accept the subordinated note are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors. The subordinated notes accrue interest at 8% until April 2006 and are thereafter fully amortized in equal monthly installments over 24 months. To be eligible for the restructuring a creditor must agree to enter into an intercreditor agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

Under the restructuring the Company intends that its senior creditor class shall consist primarily of the Company's Chief Executive Officer, investors of new capital into the Company and certain essential professionals that have or are providing services to the Company in return for the issuance of senior debt. All senior creditors are pari passu with one another.

At June 30, 2004 creditors totaling approximately $1,487,405 had accepted or agreed to accept the terms of the restructuring. The amount owed to creditors that have not become part of the restructuring plan (or are not covered by an alternative arrangement) is approximately $289,000, which includes a litigation reserve of $156,262.

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring efforts and is currently conducting a private placement offering of either equity or senior secured convertible notes (the "Private Placement"). Convertible notes sold under the Private Placement are offered in increments of $100,000, are senior secured debt of the Company and are convertible into common stock at any time, at the holder's discretion, at a conversion price determined at closing. The convertible notes accrue interest through April 1, 2006 at the rate of 8%, pay semi-annual interest thereafter and mature on April 1, 2010. Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to modify any terms of the offering and to determine a conversion price for the convertible debentures, although it is expected that such pricing will closely relate to the market price, or a discount therefrom, of the Company's common stock on the closing date. The offering is for a maximum of $1,000,000 ("Maximum Offering Amount") with no minimum offering requirements, and is being offered and sold only to Accredited Investors (as defined under Rule 501(a) of the Securities Act of 1933, as amended).

If the Company is unable to complete a suitable restructuring/capital raising effort it is unlikely that it would be able to operate or execute its business plan and new marketing strategy and it may be forced to file for bankruptcy and/or face liquidation or foreclosure.

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

The Company's plans to address its going concern issues include:

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2004 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $1,612,071 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date. The Company believes its ability to build upon the current sales levels is enhanced by (i) the efficacy of its migraine product, MIGRASPRAY, as demonstrated by recent clinical trial results, (ii) the addition of new management, (iii) the implementation of the Company's new marketing strategy, and (iv) continued growth of it's distribution platform.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective to ensure that all material information required to be filed in this 10-KSB have been made known to them in a timely fashion. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

Name	Age	Position

James R. Arabia	48	Chairman, President, and Chief Executive Officer

Donald Brucker, O.D.	71	Director, Senior Vice President of Research and Development

Robert T. Malasek	36	Secretary, Treasurer, and Chief Financial Officer

Timothy R. Scott, PhD.	51	Director

John W. Huemoeller	49	Director

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

JOHN W. HUEMOELLER

Mr. Huemoeller is the CEO and founder of Humware, a company engaged in the development and sale of promotional software. Prior to forming Humware in 1996 Mr. Huemoeller spent approximately 14 years in the securities industry as a registered representative and registered principal.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants	Founders Stock DTI

James R. Arabia	2003(3)	$(406,250)	$ 132,941	$ 9,000	-	-	-
Chief Executive	2002(2)	339,583	330,000	12,000	-	-	-
Officer	2001(1)	168,750	-	30,500(4)	-	-	-

Donald Brucker	2003	$(116,780)(6)	-	-	-	-	-
Sr. VP of R&D	2002	175,000 (5)	-	-	-	-	-
(Former position)	2001	175,000 (5)	-	-	-	-	-

Robert T. Malasek	2003	$ 48,600(7)	$7,000(8)	-	-	-	-
Chief Financial Officer	2002	50,000	5,000(8)	-	-	-	-

Ken J. Yonika, CPA	2003	-	-	-	-	-	-
Former Chief	2002	-	-	$110,000(10)	-	-	-
Financial Officer	2001	-	-	128,600(9)	-	-	-

Jason J. Belice, Esq.	2003	-	-	-	-	-	-
General Counsel and	2002	$ 74,941	-	-	-	-	-
VP of Business Affairs	2001	$ 70,909	-	$ 4,457	-	-	-

(1)

2001 salary was accrued but not paid and subsequently waived/forgiven in 2003 by Executive. Other income consists of consulting fee ($22,500) and car allowance ($8,000), which were paid by the issuance of 3.05 million restricted common shares in 2002.

(2)

2002 salary was accrued but not paid and subsequently waived/forgiven in 2003 by Executive. A portion of bonus ($159,027) was paid as follows; (i) $50,000 by the issuance of 50 shares of Series B convertible preferred stock, (ii) $93,000 by the issuance of 9.3 million restricted common shares, and (iii) $16,027 by the issuance of a senior secured note. The balance ($170,973) was accrued and not paid. Other income consists of an auto allowance of which $3,000 was paid by the issuance of 300,000 restricted common shares, $6,000 was paid by the issuance of a senior secured note and $3,000 was accrued and not paid.

(3)

Negative amount shown for 2003 salary represents the net effect of Executive waving/forgiving $756,251 of salary that had accrued to him through June 30, 2004. An outstanding balance of accrued and unpaid salary in the amount of $102,083 remains owed to Executive. Bonus is net of waiver/forgiveness of $47,500 by Executive of which $20,000 was paid through the issuance of 1,142,857 S-8 shares and $49,000 was paid by the issuance of a senior secured note, and a balance of $234,464 remains accrued but not paid, including amounts accrued from previous years. Other income is net of waiver/forgiveness by Executive of $3,000 of which $7,500 was paid by the issuance of a senior secured note and a balance of $3,500 remains accrued but not paid, including amounts accrued from previous years.

(4)			Includes $22,500 for consulting fees earned by Mr. Arabia prior to becoming CEO.

(5)			All amounts were accrued and not paid.

(6)

Negative amount shown for 2003 salary represents the net effect of Executive waving/forgiving $227,701 of salary that had accrued to him through June 30, 2004. An outstanding balance of accrued and unpaid salary in the amount of $185,026 remains owed to Executive, of which approximately $113,000 secures a note used by the Executive to purchase 5,000,000 shares of common stock from the Company (not including interest earned on accrued salary of approximately $3,000). $46,548 of accrued compensation from previous years was paid to Executive with the issuance of a senior secured convertible note.

(7)			Includes $7,000 paid with 700,000 shares of restricted common stock.

(8)

Bonuses paid with the issuance of a $7,000 face value senior secured convertible note which converts into 700,000 shares of restricted common stock at holder's option and 500,000 shares of restricted common stock.

(9)			Includes $100,000 in common stock (417,000 shares) issued for services, $25,000 of accrued expenses pursuant to services performed by Mr. Yonika and $3,600 of accrued auto allowance.

(10)

Includes payment for services as follows; (i) $60,000 in restricted common stock (3,000,000 shares), and (ii) a convertible note, face value $50,000, that converts into 1,250,000 shares of restricted common stock.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	$ -	0.0%	$ -	N/A	$ -
Robert T. Malasek	(1)	$ -	$ -	0.0%	$ -	N/A	$ -
Donald Brucker O.D.	(1)	$ -	$ -	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2004 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Robert T. Malasek	(1)	-	-	-	-
Donald Brucker O.D.	(1)	-	-	-	-

(1)		There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

NAME (1)	FISCAL YEAR ISSUED	Director fees	# OF SHARES	$ VALUE OF GRANT

Timothy R. Scott, PhD	2003(2)	$ 12,167	-	-
	2002(2)	$ 15,000	-	-
	2001(2)	$ 11,250	-	-

John W. Huemoeller	2003(3)	$ 15,000	-	-
	2002(3)	$ 1,250	-	-
	2001	-	-	-

(1)

Directors who are also executives of the Company do not receive director compensation and are not listed in the above table. Refer to the Summary Compensation Table for information concerning their compensation.

(2)

Director fees shown for Dr. Scott consist of; (i) $28,417 accrued but not paid, (ii) $7,500 paid with a senior secured convertible note, which converts into 750,000 shares of restricted common stock at the holder's option, and (iii) $2,500 paid with the issuance of 142,857 shares of S-8 stock.

(3)

Director fees shown for Mr. Huemoeller consist of; (i) $3,750 accrued but not paid, (ii) $10,000 paid with a senior secured convertible note, which converts into 1,000,000 shares of restricted common stock at the holder's option, and (iii) $2,500 paid with the issuance of 142,857 shares of S-8 stock.

EMPLOYMENT CONTRACTS

James R. Arabia, Chairman, President, and Chief Executive Officer

In August of 2002 the Company entered into a three-year employment contract with its Chief Executive Officer. Under the agreement, for each day that the executive remained employed with the Company the contract was extended by one day so that a constant three-year employment period would be in effect. The contract called for annual compensation of $350,000 and a guaranteed annual bonus of $180,000 along with an auto allowance of $12,000 per year and complete medical coverage. If the Company terminated the executive without cause, or if he terminates his employment for good reason, the Company was obligated to make a lump sum payment of severance equal to three times the total of the executive's annual base salary plus the average annual bonus paid to the executive during the immediately preceding two full fiscal years of employment or consultancy.

The Company and the Executive agreed to amend and restate the August 2002 employment contract effective July 1, 2004 (the "Amended and Restated Employment Contract") to reflect the following; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the executive without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary.

Mr. Arabia has not received any cash compensation from the Company in his entire time with the Company, including for his services as a consultant prior to becoming Chief Executive Officer.

Notwithstanding the stated terms of the original employment contract between Mr. Arabia and the Company, as a result of voluntary agreements by Mr. Arabia to waive/forgive amounts due to him totaling approximately $806,000, he has received or accrued total compensation of approximately $594,000 for serving as the Company's Chief Executive Officer since September of 2001, none of which has been paid in cash (an average of approximately $216,000 per year annualized over the 33 month period). As of June 30, 2004, the $594,000 was either paid or accrued as follows; (i) $340,000 remains accrued and unpaid, (ii) $79,000 was paid with the issuance of senior secured notes, none of which have made payments of either principal or interest to Mr. Arabia, (iii) $105,000 was paid with the issuance of 10,500,000 shares of restricted common stock, (iv) $50,000 was paid with the issuance of 50 shares of Series B convertible preferred stock, which is convertible into 1,250,000 shares of common stock and is non-transferable without the consent of the board, and (v) $20,000 was paid with the issuance of 1,142,857 shares of S-8 stock. Mr. Arabia also received 2,250,000 shares of restricted common stock as payment for $22,500 in consulting services he performed for the Company prior to becoming CEO.

In addition to foregoing the payment of cash compensation for any of his services to the Company, as of June 30, 2004 Mr. Arabia has made net loans and advances to the Company in the amount of approximately $498,000, for which he has received debt and equity securities totaling approximately $496,000 (some of which are in default, see Note L to Financial Statements).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2004 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership are 172,541,021

Name and Address	Amount	Percent

James R. Arabia (1)(2) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	28,412,743	16.5%

Financial Acquisition Partners, LP 4019 Goldfinch Street, Suite 474 San Diego, CA 92103	5,750,000	3.3%

The Blankfort Trust (3) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	14,955,224	8.7%

Donald Brucker, O.D. (4) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	12,973,974	7.5%

Timothy R. Scott, PhD (5) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	1,642,857	1.0%

John W. Huemoeller (6) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	1,142,857	0.7%

Robert T. Malasek (7) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	2,229,286	1.3%

All directors and executive officers as a group (five individuals)	67,106,941	38.9%

(1)

Does not include 5,750,000 shares transferred/sold to Financial Acquisition Partners, LP by Mr. Arabia, of which he is the sole General Partner. Mr. Arabia claims sole investment and voting power with regard to the 5,750,000 shares.

(2)

Includes 50 shares of Series B Convertible Preferred Stock which converts into 1,250,000 shares of common stock,(see Item 12. "PREFERRED STOCK"). Also includes the effect of $250,000 face value of senior secured convertible notes owned by Mr. Arabia, which are convertible into 25,000,000 shares of common stock (see also Note L to Financial Statements).

(3)

Includes the effect of $150,000 face value of a senior secured convertible note owned by The Blankfort Trust, which is convertible into 8,955,224 of common stock (see also Note L to Financial Statements).

(4)

Includes 8,133,760 shares owned by A.K. Trust, for which Dr. Brucker claims beneficial interest. Dr. Brucker along with his wife is co-trustee of the AK Trust. Includes 5,000,000 shares purchased from the Company using a secured promissory note in the amount of $100,000, and also includes the effect of a $50,000 face value senior secured convertible note owned by Mr. Brucker, which is convertible into 5,000,000 shares of common stock (see also Note L to Financial Statements).

(5)

Includes 750,000 restricted shares of common stock purchased by Dr. Scott from the Company using a $15,000 a Secured Promissory Note and also includes the effect of a $7,500 senior secured convertible note owned by Dr. Scott, which is convertible into 750,000 shares of common stock (see also Note L to Financial Statements). Does not include 2,868,781 shares that were transferred from Mr. Arabia to DHP, Inc., a Christian non-profit 501(c)3 corporation, for which Dr. Scott serves as president.

(6)

Includes the effect of a $10,000 face value senior secured convertible note owned by Mr. Huemoeller, which is convertible into 1,000,000 shares of common stock (see also Note L to Financial Statements).

(7)	Includes the effect of a $7,000 face value senior secured convertible note owned by Mr. Malasek, which is convertible into 700,000 shares of common stock (see also Note L to Financial Statements).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 15, 2003 the Company issued 700,000 shares of restricted stock to its Chief Financial Officer, Robert T. Malasek, as payment for $7,000 of services rendered to the Company.

On November 15, 2003, the Company issued a $7,000 senior secured convertible note, which can convert into 700,000 shares of restricted common stock at the holder's option, to its Chief Financial Officer, Robert T. Malasek, as payment of a $7,000 bonus.

On February 15, 2004, the Company amended a $200,000 face value subordinated note owned by its Chief Executive Officer, James R. Arabia, and restated its terms to make the note a senior secured convertible note, which is convertible into 20,000,000 shares of restricted common stock at the holder's option. The restatement was part of a agreement whereby Mr. Arabia waived/forgave approximately $670,000 owed to him by the Company, agreed to renegotiate his employment contract and agreed to forego any collection action (except under certain limited circumstances) on a $382,500 face value senior note ($454,851 including accrued interest) owned by Mr. Arabia for which the Company has been in payment default since October of 2003 (see also Note M to the Financial Statements).

On February 15, 2004 the Company issued a $50,000 face value senior secured convertible note, which is convertible into 5,000,000 shares of restricted common stock at the holder's option, to its Chief Executive Officer, James R. Arabia, as repayment for $50,000 loaned to the Company by Mr. Arabia.

On February 15, 2004 the Company issued a $50,000 face value senior secured convertible note, which is convertible into 5,000,000 shares of restricted common stock at the holder's option, to its Senior Vive President, Dr. Donald Brucker, as payment for $$46,548 of past services rendered and the repayment of $3,452 advanced by Dr. Brucker on behalf of the Company.

On February 15, 2004 the Company and its Chief Executive Officer, James R. Arabia, agreed to rescind the issuance of 6,750,000 shares of restricted common stock to Mr. Arabia (and the secured note for $320,625 that Mr. Arabia used to acquire the shares) as part of the agreement discussed above.

On June 16, 2004 the Company issued 229,286 shares of stock pursuant to its 2004 Incentive Stock Bonus and Option Plan ("S-8" shares) to its Chief Financial Officer, Mr. Robert T. Malasek, as payment for his services in the amount of $4,013.

On June 16, 2004 the Company issued 1,142,857 S-8 shares to its Chief Executive Officer, James R. Arabia, as payment for his services in the amount of $20,000.

On June 16, 2004 the Company issued 142,857 shares of stock pursuant to its 2004 Incentive Stock Bonus and Option Plan ("S-8" shares) to Timothy R. Scott, director, and 142,857 S-8 shares to John W. Huemoeller, director, as payment of $5,000 ($2,500 per director) of director's fees.

PREFERRED STOCK

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock, which is owned by its Chairman and Chief Executive Officer, James R. Arabia. Pursuant to the terms of the Series B Convertible Preferred stock, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns (.7% X 50 shares = 35% of total vote). The shares convert into 1,250,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors. The Company's right to repurchase the Series B Convertible Preferred expired at October 10, 2003.

ITEM 13(a). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

(a)	The following documents are filed as part of this report:

	1.	Financial Statements, as set forth on the attached index to Financial Statements.

	2.	Exhibits, as set forth on the attached Exhibit Index.

ITEM 13(b). REPORTS ON FORM 8-K

None.

EXHIBIT INDEX
EXHIBIT NUMBER	DESCRIPTION

4.5	2004 Incentive Stock Bonus and Option Plan

10.4****	Morgan & Sampson, Inc. Distribution Service Agreement

10.6***	Employment Agreement for James R. Arabia.

10.7***	Employment Agreement for Donald Brucker.

10.8***	Consulting Agreement for Timothy J. Connor.

10.9**	Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.10**	Security Agreement for Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.12***	Stock Issuance Agreement for Donald Brucker with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.13***	Stock Issuance Agreement for Timothy J. Connor with Exhibit A "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.14***	Stock Issuance Agreement for Timothy R. Scott with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.15***	Stock Issuance Agreement for David A. Gotz with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.16***	Stock Issuance Agreement for Jason J. Belice with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.17***	Stock Issuance Agreement for Alan S. Udin with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.18**	Amended and Restated Security Agreement dated September 2, 2003 with Exhibit A (January 28, 2002 Security Agreement), Exhibit B (October 5, 2002 Security Agreement).

10.19**	Intercreditor agreement dated September 2, 2003 with Exhibit A (asset description).

10.20*	Term Sheet between NatureWell, Incorporated and Alan S. Udin dated November 15, 2003.

10.21*	Term Sheet between NatureWell, Incorporated and Timothy R. Scott dated November 15, 2003.

10.22*	Form of Senior Note issued as part of Company Restructuring.

10.23*	Form of Senior Convertible Note issued as part of Company Restructuring and Private Placement.

10.24*	Form of Subordinate Note issued as part of Company Restructuring.

10.25*

Form of Security Agreement securing Senior Notes issued as part of Company Restructuring (Security Agreement used for all debts and obligations, however incurred, payable by the Company to James R. Arabia previously reported as Exhibit 10.18 to June 30, 2003 10-K).

10.26*	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement.

10.27*	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring.

10.28*	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring.

10.29	Amended and Restated Employment Contract Between NatureWell, Incorporated and James R. Arabia dated July 1, 2004.

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification by CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification by CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002.

*	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending December 31, 2003.

**	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB-A filed on October 15, 2003.

***	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2002.

****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2004	NATUREWELL, INCORPORATED

By: /S/ Robert Malasek
Robert T. Malasek
Chief Financial Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James Arabia
James R. Arabia	Chief Executive Officer and Chairman of the Board	October 13, 2004

/S/ Robert Malasek
Robert T. Malasek	Treasurer, and Chief Financial Officer	October 13, 2004

