Form 10QSB
period 2004-09-30
NATUREWELL INC
filed 2004-11-12
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2004

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 11, 2004 the Company had issued and outstanding 118,821,228 shares of $.01 par value common stock.

=======================================================================

=======================================================================

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

INDEPENDENT ACCOUNTANTS' REPORT

We have reviewed the accompanying balance sheet of Naturewell, Inc. (and subsidiaries) as of September 30, 2004, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for three and nine months ended September 30, 2004 and 2003 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Naturewell, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

__________________________________ Armando C. Ibarra, CPA-APC

November 11, 2004
Chula Vista, California

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of September 30, 2004	As of June 30, 2004

	(unaudited)
Current Assets
Cash	$1,304	$1,687
Accounts receivable	645	480
Inventory	24,846	25,850
Prepaid expenses	376	376

Total Current Assets	27,171	28,393

Net Property & Equipment	14,298	15,338

Other Assets
Inventory	331,123	331,123
Other assets	2,455	2,455

Total Other Assets	333,578	333,578

TOTAL ASSETS	$375,047	$377,309

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$300,281	$225,238
Accrued expenses	103,303	84,498
Accrued litigation costs	156,262	156,262
Loans payable	13,303	13,042
Current portion of long-term debt	513,605	501,205
Due to officers	698,113	566,559

Total Current Liabilities	1,784,867	1,546,804

Long-Term Liabilities
Long term payables	47,000	110,014
Notes payable, secured	1,488,222	1,457,108
Convertible notes	694,607	681,250
DTI convertible notes	811,221	797,268

Total Long-Term Liabilities	3,041,050	3,045,640

TOTAL LIABILITIES	$4,825,917	$4,592,444

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 118,287,895 and 117,629,795 shares issued and outstanding as of June 30, 2004 and June 30, 2003, respectively)	1,182,881	1,176,300
Additional paid-in capital	18,700,269	18,700,269
Less: Notes receivable officers	(215,371)	(208,734)
Accumulated deficit	(24,118,650)	(23,882,971)

Total Stockholders' Deficit	(4,450,870)	(4,215,135)

TOTAL LIABILITIES &STOCKHOLDERS' DEFICIT	$375,047	$377,309

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	September 30, 2004	September 30, 2003

	(unaudited)	(unaudited)
Revenues
Gross Sales	$15,036	$39,180
Discounts	-	-
Returns	-	(5,033)

Net Sales	15,036	34,147

Costs and Expenses
Costs of goods sold	2,805	9,407
Selling, general & administrative	169,121	313,874
Marketing & advertising	1,936	6,673
Consulting services	3,000	17,435
Depreciation and amortization	1,471	1,991
Research & development	-	300

Total Costs and Expenses	178,333	349,680

Loss From Operations	(163,297)	(315,533)

Other Income & (Expenses)
Other income	-	146,274
Interest income	6,638	7,789
Interest expense	(78,020)	(52,166)

Total Other Income & (Expenses)	(71,382)	101,897

Net Income (Loss) Before Taxes	(234,679)	(213,636)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(235,679)	$(214,636)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	117,794,320	113,284,803

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30, 2004	September 30, 2003

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(235,679)	$(214,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,471	1,991
Accrued interest income	(6,638)	(7,789)
Accrued interest expense	78,020	51,571
Issuance of stock for services	4,103	6,138
Officer shares issued for compensation	2,478	7,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(165)	3,611
(Increase) decrease in inventory	1,004	5,232
(Increase) decrease in prepaid expenses	-	544
Increase (decrease) in accrued litigation	-	15,000
Increase (decrease) in due to officers	131,554	(35,041)
Increase (decrease) in accrued expenses	18,805	(2,376)
Increase (decrease) in accounts payable	5,134	(60,019)

Net cash provided by (used in) operating activities	87	(228,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(470)	-

Net cash provided by (used in) investing activities	(470)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	-	(1,959)
Notes issued for services	-	85,000
Notes issued for accounts payable	-	65,952
Proceeds from loans payable	-	200,000

Net cash provided by (used in) financing activities	-	348,993

Net increase (decrease) in cash	(383)	120,219

Cash at beginning of period	1,687	655

Cash at end of period	$1,304	$120,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$-	$217

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$6,581	$13,138

Notes issued for services and accounts payable	$-	$150,952

See Notes to Consolidated Financial Statements

_______________________________________________________________________

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2004, and the results of its operations and cash flows for the nine-month period ended September 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for 2004 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2004.

B. NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to current and former officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest
Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 19,730
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	4,351
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	2,561
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	1,865
David A. Gotz	7-18-02	750,000	$15,000	4.60%	1,865

		9,250,000	$185,000		$ 30,372

The notes listed above all mature on April 15, 2005. All six notes, which total $215,372 including interest of $30,372 accrued thereon, are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual equals or exceeds amounts due from that individual under the notes. The amounts due are included in due to officers or accounts payable depending if they are still active within the Company at September 30, 2004.

_______________________________________________________________________

The receivable of $215,372 is reflected as a contra equity account in the financial statements.

Interest income related to the notes receivable was $6,638 and $7,159 for the period ending September 30, 2004 and 2003, respectively.

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

NASAL MIST, INC.

In July of 2002 the Company offered to purchase all outstanding shares of Nasal Mist, Inc. ("NMI") for three shares of the Company's stock for each share of NMI. The Company acquired 149,392 shares of NMI as a result of the offer and at the conclusion of the transaction had increased its ownership of NMI from 72.61% to 91.9%. The acquisition of the NMI stock was accounted for as the acquisition of additional interest in subsidiary resulting in an increase in goodwill for the amount of the fair market value of the shares issued to acquire the NMI stock ($31,372), and then the Company simultaneously wrote-off such goodwill as the Company values the NMI shares at zero.

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

_______________________________________________________________________

D. INVENTORY:

Inventory as of September 30, 2004 and June 30, 2004 is comprised of the following:

	September 30, 2004	June 30, 2004

Healthcare products	$ 24,846	$ 25,850
Other Assets
Healthcare products	331,123	331,123

	$ 355,969	$ 356,973

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

_______________________________________________________________________

F. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of September 30, 2004 and 2003 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of September 30, 2004 5,957,557 were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $6,581 (including officers) and $189,400 for the period ending September 30, 2004 and 2003 respectively. Of the $6,581 for September 30, 2004, $4,103 was for payment to officers and $2,478 was for payment to non-officer employees.

G. PREFERRED STOCK:

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

_______________________________________________________________________

H. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of September 30, 2004 and June 30, 2004 consists of the following:

	September 2004	June 2004

Loans payable to shareholders unsecured, with annual interest varying from 8 to 15%	$ 13,303	$ 13,042

Current Portion of Long Term Notes Payable (includes $466,317 due to officer):	513,605	501,205

	$531,891	$446,177

The unsecured loans payable totaling $13,303 include interest due thereon of $2,034, this note is held by a former consultant to the Company accruing at 8%, which begins amortizing on October 5, 2004 and is paid in 12 equal installments.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $47,287 (including accrued interest of $7,286 thereon), and $466,318 owed on a senior note ($382,500 face value plus $83,818 accrued interest) held by the Company's Chief Executive Officer which went into payment default on October 5, 2003. The parties have agreed to continue to negotiate ways to either extend the maturity or restate the terms of the note. The Executive has agreed not to take any action or pursue any remedies for default of the senior note prior to December 31, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note.

I. LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on January 15, 2005. The Company's base rent under the lease is $1,900 per month through September 15, 2004 and $2,000 through January 15, 2005. Office rent and incidental expense was $47,234 and $59,778 for the periods ending September 30, 2004 and June 30, 2004, respectively. Future minimum lease payments as of June 30, 2004 is:

September 30,	Operating Lease

2004	$ 6,000

Total minimum lease payments	$ 6,000

J. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share, accrues interest at 7 percent per year compounded semi-annually and matures on June 30, 2004. As of June 30, 2004 no debentures have been converted and accrued interest on the convertible debentures is $240,221. DTI has no resources or plan to pay either the principal or interest on the debentures, which will result in a payment default of the debentures by DTI.

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

_______________________________________________________________________

K. NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of September 30, 2004 and June 30, 2004 consist of the following:

	September 2004	June 2004

Subordinated Secured notes, with annual interest varying from 8% to 10%.	$1,327,417	$1,299,477

Senior Secured Notes, with annual interest of 8%	160,805	157,632

Subordinated Convertible Notes, with annual interest of 8%	27,715	27,182

Senior Secured Convertible Notes, with annual interest of 8%	666,892	654,068

	$2,182,829	$2,138,359

The subordinated secured notes totaling $1,327,417 include interest accrued thereon of $268,490. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $160,805 include interest accrued thereon of $7,328. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The subordinated secured convertible notes totaling $27,715 include interest accrued thereon of $2,715 and convert into 2,038,200 shares of common stock at the holder's option. The subordinated convertible notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinated debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The senior secured convertible notes totaling $666,892 include interest accrued thereon of $42,392 and convert into 50,964,926 shares of common stock at the holders' option. The senior convertible notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

_______________________________________________________________________

L. RELATED PARTY TRANSACTIONS

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

At September 30, 2004 the Company's Due to Balance owed to the Executive was $444,657. The Company also owes the Executive $728,938 pursuant to senior secured notes, including interest, totaling $466,317 in the form of a senior secured note that has been in payment default since October 5, 2003 and senior secured convertible notes totaling $262,621.

_______________________________________________________________________

M. COMMITMENTS AND CONTINGENCIES

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

As a result of the delinquencies and defaults the Company may be subject to collection actions whenever agreements can not be reached, including, but not limited to, litigation, foreclosure and/or attempts to seize assets and/or bank accounts. As a result, the Company is generally unable to receive customary payment terms for any of the goods and services that it requires to operate and is on a cash pay basis with most of its vendors.

Employment Contracts

Effective July 1, 2004 the Company and its Chief Executive Officer entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to the Executive; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the executive without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary.

_______________________________________________________________________

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

At September 30, 2004 the Company has a litigation reserve totaling $156,262 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

N. INCOME TAXES:

Provision for income taxes for the years ended June 30, 2004 and 2003 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	September 30, 2004	June 30, 2004

Current income taxes	$4,000	$4,000
Deferred income taxes	-	-

Provision for income taxes	$4,000	$4,000

The Company's total deferred tax asset as of June 30, 2004 is as follows:

Net operating loss carry-forward	$ 6,018,370
Valuation allowance	(6,018,370)

Net deferred tax asset	$ -

As of September 30, 2004, the Company had net operating loss carry-forwards totaling approximately $16,641,272 for federal and $8,453,364 for state, before any limitations. The carry-forwards expire through 2024 for federal and 2009 for state.

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

O. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no one customer who accounts for any significant percentage of gross revenues for the period ending September 30, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

_______________________________________________________________________

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ended September 30, 2004 the Company was unable to negotiate any further debt restructuring but has entered into several negotiations.

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

_______________________________________________________________________

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

At September 30, 2004 creditors totaling approximately $1,487,405 had accepted or agreed to accept the terms of the restructuring. The amount owed to creditors that have not become part of the restructuring plan (or are not covered by an alternative arrangement) is approximately $289,000, which includes a litigation reserve of $156,262.

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

_______________________________________________________________________

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

_______________________________________________________________________

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

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from October 1, 2003 and September 30, 2004, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.007 to $0.065. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

_______________________________________________________________________

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $24.1 million through September 30, 2004. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

Concentrated Customer Base and Single Market Segment

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no one customer who accounts for any significant percentage of gross revenues for the period ending September 30, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

_______________________________________________________________________

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

_______________________________________________________________________

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

_______________________________________________________________________

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

_______________________________________________________________________

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

_______________________________________________________________________

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

FINANCIAL RESOURCES

At September 30, 2004 and June 30, 2004, the Company had current assets of $27,171 and $28,393 including cash of $1,304 and $1,687, respectively. At September 30, 2004, current assets included inventory valued at $24,846 and prepaid expenses of $376. Other assets for the period ending September 30, 2004 and June 30, 2004 was 333,578 and included inventory of 331,123 for both periods. Total assets for the period ending September, 2004 and June 30, 2003 were $375,047 and $377,309, respectively.

Gross sales for the periods ending September 30, 2004 and 2003 were $15,036 and $42,314, respectively. Costs and expenses for the periods ending September 30, 2004 and 2003 were $178,333 and $349,680 resulting in a loss from operations of $163,297 and $315,533, respectively.

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

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

Currently the Company has four (4) employees. If any anticipated employee positions are to be filled they will likely be at the sales and marketing staff level. The Company believes that it has good relations with its employees.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to distribute its products through direct marketing to healthcare providers.

_______________________________________________________________________

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $15,036 for the period ending September 30, 2004, compared with $39,180 in gross sales for the same period ending September 30, 2003. This represented a decrease of $24,144 or 61.6% in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company had no returns on its products for the period ending September 30, 2004 compared with $5,033 in returns for the same period ending September 30, 2003.

The Company experienced net loss of $235,679 for the three-month period ended September 30, 2004, compared with a net loss of $214,636 for the same period ended September 30, 2003. This represents an increase of $21,043 or 10.2% from the same period ending September 30, 2003. A substantial portion of the increase in net loss is a result of other income that the Company realized in the period ending September 30, 2003, which consisted primarily of waivers of amounts due to employees at that time.

The Company's gross profit margin for the period ending September 30, 2004 was 81.3%, or $12,231. Gross profit margin for the period ending September 30, 2003 was 58.5% or $24,740. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending September 30, 2004 and 2003 was $2,805 and $9,407, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $3,000 for the period ending September 30, 2004, compared with $17,435 for the same period ending September 30, 2003. This represented a decrease of $14,435 from the prior year. Selling, general and administrative expenses incurred by the Company, were $169,121 for the three month period ended September 30, 2004, compared with $313,874 for the same period ended September 30, 2003. This represented a decrease of $144,753 or 46.1% from the prior year. The decrease is primarily attributable to reductions in overhead achieved in the Company's restructuring.

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

_______________________________________________________________________

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

At September 30, 2004 the Company has a litigation reserve totaling $156,152 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 30, 2004, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

During the period ending September 30, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the Month of July 2004, the Company issued 658,100 shares of common stock registered under its S-8 plan for services in the amount of $6,581.

_______________________________________________________________________

ITEM 3. DEFAULTS ON SENIOR SECURITIES

A senior note held by the Company's Chief Executive Officer in the amount of $466,317, which includes all interest due thereon, went into payment default on October 5, 2003. The senior note is secured by virtually all of the Company's assets including its bank accounts. The parties have agreed to continue to negotiate ways to either extend the maturity or restate the terms of the note. The Executive has agreed not to take any action or pursue any remedies for default of the senior note prior to December 31, 2004 unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2003.

_______________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2004	NATUREWELL, INCORPORATED

By: /S/ Robert Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/S/ James Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 11, 2004

/S/ Robert Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	November 11, 2004

_______________________________________________________________________