Form 10QSB
period 2004-12-31
NATUREWELL INC
filed 2005-02-22
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2004

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 22, 2005 the Company had issued and outstanding 114,571,228 shares of $.01 par value common stock.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NatureWell, Inc.

We have reviewed the accompanying consolidated balance sheet of NatureWell, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three and six months ended December 31, 2004 and 2003. These interim financial statements are the representation of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/S/ Armando C. Ibarra Armando C. Ibarra, CPA-APC

Chula Vista, California
February 21, 2005

371 "E" Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of December 31, 2004	As of June 30, 2004

	(unaudited)
Current Assets
Cash	$28,595	$1,687
Accounts receivable	453	480
Inventory	22,761	25,850
Prepaid expenses	-	376

Total Current Assets	51,809	28,393

Net Property & Equipment	18,417	15,338

Other Assets
Inventory	331,123	331,123
Other assets	2,455	2,455

Total Other Assets	333,578	333,578

TOTAL ASSETS	$403,804	$377,309

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$300,281	$225,238
Accrued expenses	103,303	84,498
Accrued litigation costs	156,262	156,262
Loans payable	13,303	13,042
Current portion of long-term debt	513,605	501,205
Due to officers	698,113	566,559

Total Current Liabilities	1,784,867	1,546,804

Long-Term Liabilities
Long term payables	44,000	110,014
Notes payable, secured	1,520,007	1,457,108
Convertible notes	758,500	681,250
DTI convertible notes	825,173	797,268

Total Long-Term Liabilities	3,147,680	3,045,640

TOTAL LIABILITIES	$5,050,941	$4,592,444

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 118,821,228 and 117,629,795 shares issued and outstanding as of June 30, 2004 and June 30, 2003, respectively)	1,188,214	1,176,300
Additional paid-in capital	18,700,269	18,700,269
Less: Notes receivable officers	(217,584)	(208,734)
Accumulated deficit	(24,318,037)	(23,882,971)

Total Stockholders' Deficit	(4,647,137)	(4,215,135)

TOTAL LIABILITIES &STOCKHOLDERS' DEFICIT	$403,804	$377,309

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	December 31, 2004	December 31, 2003

	(unaudited)	(unaudited)
Revenues
Gross Sales	$17,330	$14,568

Net Sales	17,330	14,568

Costs and Expenses
Costs of goods sold	3,238	2,775
Selling, general & administrative	160,683	313,946
Marketing & advertising	2,832	10,348
Consulting services	3,000	6,321
Depreciation and amortization	1,478	1,990
Research & development	-	1,312

Total Costs and Expenses	171,231	336,692

Loss From Operations	(153,901)	(322,124)

Other Income & (Expenses)
Other income	27,092	89,301
Interest income	2,212	7,788
Interest expense	(74,790)	(69,102)

Total Other Income & (Expenses)	(45,486)	27,987

Net Income (Loss) Before Taxes	(199,387)	(294,137)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(200,387)	$(295,137)

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Six Months Ended
	December 31, 2004	December 31, 2003

	(unaudited)	(unaudited)
Revenues
Gross Sales	$32,366	$53,748
Returns	-	(5,033)

Net Sales	32,366	48,715

Costs and Expenses
Costs of goods sold	6,043	12,182
Selling, general & administrative	329,804	627,820
Marketing & advertising	4,768	17,021
Consulting services	6,000	23,756
Depreciation and amortization	2,949	3,981
Research & development	-	1,612

Total Costs and Expenses	349,564	686,372

Loss From Operations	(317,198)	(637,657)

Other Income & (Expenses)
Other income	27,092	235,575
Interest income	8,850	15,577
Interest expense	(152,810)	(121,268)

Total Other Income & (Expenses)	(116,868)	129,884

Net Income (Loss) Before Taxes	(434,066)	(507,773)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(435,066)	$(508,773)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	118,047,734	113,529,880

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31, 2004	December 31, 2003

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(435,066)	$(508,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,949	3,981
Accrued interest income	(8,850)	(15,577)
Accrued interest expense	152,810	113,658
Issuance of stock for services	11,914	9,948
Officer shares issued for compensation	-	7,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	27	4,688
(Increase) decrease in inventory	3,089	23,946
(Increase) decrease in prepaid expenses	376	2,082
Increase (decrease) in accrued litigation	(41,092)	(324,798)
Increase (decrease) in due to officers	229,118	83,390
Increase (decrease) in accrued expenses	34,289	(115,796)
Increase (decrease) in accounts payable	33,372	(43,462)

Net cash provided by (used in) operating activities	(17,064)	(759,713)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(6,028)	1,607

Net cash provided by (used in) investing activities	(6,028)	1,607

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	-	(4,056)
Notes issued for services	-	458,500
Notes issued for accounts payable	-	108,290
Notes issued for cash	50,000	-
Proceeds from loans payable	-	200,000

Net cash provided by (used in) financing activities	50,000	762,734

Net increase (decrease) in cash	26,908	4,628

Cash at beginning of period	1,687	655

Cash at end of period	$28,595	$5,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$217

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$11,914	$13,138

Notes issued for services and accounts payable	$-	$150,952

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2004, and the results of its operations and cash flows for the six-month period ended December 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2004 filed with the Securities and Exchange Commission.

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

Officer	Issue Date	# of Shares	Note Amount	Rate	Accrued Interest
Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 20,965
Jason J. Belice	7-18-02	1,750,000	$35,000	4.60%	4,754
Alan Udin	7-18-02	1,000,000	$20,000	4.60%	2,791
Timothy R. Scott	7-18-02	750,000	$15,000	4.60%	2,037
David A. Gotz	7-18-02	750,000	$15,000	4.60%	2,037

		9,250,000	$185,000		$ 32,584

The notes listed above all mature on April 15, 2005. All six notes, which total $217,584 including interest of $32,584 accrued thereon, are collateralized by amounts due from the Company to the Makers of the notes for unpaid salaries, bonuses and benefits, consulting fees, cash advances to the Company and unreimbursed business expenses, which amounts owed to each individual equals or exceeds amounts due from that individual under the notes. The amounts due are included in due to officers or accounts payable depending if they are still active within the Company at December 31, 2004.

The receivable of $217,584 is reflected as a contra equity account in the financial statements.

Interest income related to the notes receivable was $8,850 and $15,577 for the period ending December 31, 2004 and 2003, respectively.

=======================================================================

C. FORMATION OF SUBSIDIARIES:

DIAGNOSTECH, INC.:

In September 1998, the Company incorporated DiagnosTech, Inc. (DTI). DTI was formed to develop and market clinical diagnostic products using immunology and molecular biologic technologies purchased from Amtech Scientific, Inc. (ATS) a company formerly owned and founded by a former officer of the Company. The Antisera inventory then valued at $1,550,000 was transferred to DTI from the Company in exchange for a promissory note of $500,000, 5,000,000 shares of DTI, and a royalty agreement whereby the Company would receive 50% of the gross profits made from the sale of Antisera inventory. Additionally, the Company capitalized DTI with 6,082,500 shares of its own common stock. DTI, in turn, used these shares and 1,500,000 shares of DTI to acquire inventory, equipment, and scientific technology from ATS, which in total was valued at $1,072,313. This transaction was accounted for as an asset purchase according to GAAP. DTI received approximately $1,000,000 through a private placement of equity and an additional $571,000 offering of convertible debt.

DTI is dormant and not engaged in any operating activities and the Company has no plans to engage in any activities at the present time.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

D. INVENTORY:

Inventory as of December 31, 2004 and June 30, 2004 is comprised of the following:

	December 2004	June 2004

Healthcare products	$ 22,751	$ 25,850
Other Assets
Healthcare products	331,123	331,123

	$ 353,874	$ 356,973

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

Inventory has been allocated between short term assets and long term assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends estimates and does not take into consideration a completion of the Company's restructuring/capital raising efforts, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

=======================================================================

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

The Company was required to compute primary and diluted loss per share amounts for the periods ending December 31, 2004 and 2003 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

=======================================================================

F. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of December 31, 2004 and 2003 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of December 31, 2004 5,957,557 were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $10,581 (including officers) and $189,400 for the period ending December 31, 2004 and 2003 respectively. Of the $10,581 for December 31, 2004, $6,581 was for payment to non-officer employees.

G. PREFERRED STOCK:

The Company has outstanding 50 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred stock, owned by James R. Arabia, Chairman, President, And Chief Executive Officer of the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns (.7% X 50 shares = 35% of total vote). The shares convert into 1,250,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors.

H. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of December 31, 2004 and June 30, 2004 consists of the following:

	December 2004	June 2004

Loan payable, unsecured	$ 13,557	$ 13,042

Current Portion of Long Term Notes Payable (includes senior note of $478,073 due to officer):	526,312	501,205

	$539,869	$514,247

The unsecured loan payable totaling $13,557 includes interest due thereon of $2,288. The loan is in the form of an unsecured promissory note and accrues interest at the rate of 8% per annum, which was scheduled to begin amortizing principal and interest over 12 equal monthly installments beginning on October 5, 2004. The Company has not made any payments on the promissory note as of February 22, 2005.

The current portion of long-term debt consists of an unsecured defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $48,238 (including accrued interest of $8,238 thereon), and $478,073 owed on a senior secured note ($382,500 face value plus $95,573 accrued interest) held by the Company's Chief Executive Officer which went into payment default on October 5, 2003.

=======================================================================

I. LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on April 15, 2005. The Company's base rent under the lease is $1,975 per month through April 15, 2005. Office rent and incidental expenses were $23,937 and $35,834 for the periods ending December 31, 2004 and 2003, respectively. Future minimum lease payment as of December 31, 2004 is:

December 31,	Operating Lease

2004	$ 1,975

Total minimum lease payments	$ 1,975

J. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share, accrues interest at 7 percent per year compounded semi-annually and matures on June 30, 2004. As of December 31, 2004 no debentures have been converted and accrued interest on the convertible debentures is $254,172. DTI has no resources or plan to pay either the principal or interest on the debentures, which has resulted in a payment default of the debentures by DTI.

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

=======================================================================

K. NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of December 31, 2004 and June 30, 2004 consist of the following:

	December 2004	June 2004

Subordinated Secured notes, with annual interest varying from 8% to 10%.	$1,355,964	$1,299,477

Senior Secured Notes, with annual interest of 8%	164,043	157,632

Subordinated Convertible Notes, with annual interest of 8%	28,269	27,182

Senior Secured Convertible Notes, with annual interest of 8%	730,231	654,068

	$2,268,507	$2,138,359

The subordinated secured notes totaling $1,355,964 include interest accrued thereon of $297,037. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $164,043 include interest accrued thereon of $10,566. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The subordinated secured convertible notes totaling $28,269 include interest accrued thereon of $3,269 and convert into 2,038,200 shares of common stock at the holder's option. The subordinated convertible notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinated debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The senior secured convertible notes totaling $730,231 include interest accrued thereon of $55,731 and convert into 52,964,926 shares of common stock at the holders' option (this does not include the amount of shares that the interest accrued on the notes may convert into, which may only be done if the Company elects not to pay such interest in cash). $50,000 of the senior convertible notes pays interest quarterly at the rate of 8% per annum beginning on April 1, 2005 and matures on October 1, 2008. The balance of the senior secured convertible notes ($680,231) accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only, until maturity at April 1, 2010. All of the senior secured convertible notes are secured by a first priority security interest in essentially all of the Company's assets and are pari passu with other senior debt.

=======================================================================

L. RELATED PARTY TRANSACTIONS

Under the terms of a security agreement between the Company and its Chief Executive Officer (the "Executive"), each and all of the Company's debts, obligations and liabilities to the Executive now existing or hereafter created, incurred, assumed or guaranteed are secured by a first priority lien on all of the Company's assets, which lien was perfected on July 16, 2002, and are pari passu with other senior debt.

At December 31, 2004 the Company's Due to Balance owed to its Chief Executive Officer was $515,160. The Company also owes the Executive $745,947 pursuant to senior secured notes, including interest, totaling $478,073 in the form of a senior secured note that has been in payment default since October 5, 2003 and senior secured convertible notes totaling $267,874.

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

As of December 31, 2004, the Company had net operating loss carry-forwards totaling approximately $16,641,272 for federal and $8,453,364 for state, before any limitations. The carry-forwards expire through 2024 for federal and 2009 for state.

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

N. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no one customer who accounts for any significant percentage of gross revenues for the period ending December 31, 2004. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

=======================================================================

O. GOING CONCERN:

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

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date. The Company believes its ability to build upon the current sales levels is enhanced by (i) the efficacy of its migraine product, MIGRASPRAY, as demonstrated by clinical trial results and doctor tests, (ii) the implementation of the Company's new marketing strategy, (iii) the introduction of other products developed by the Company, and (iv) continued growth of it's distribution platform.

=======================================================================

P. RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note K for a description of the notes). At December 31, 2004 approximately $1,355,964 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $115,570 (see also Note Q - "Unsecured Creditors").

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which have a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of December 31, 2004 the Company had sold $50,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share, and (v) are covered by a third party guaranty agreement (the "Guaranty Agreement"). The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement is entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note and requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

=======================================================================

Q. COMMITMENTS AND CONTINGENCIES

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

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $196,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $115,169, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

In December of 2003 the Company reached a settlement agreement with its former landlord (for a lease it defaulted under for its previous headquarters in La Jolla, California) that requires payments of $1,500 per month for September 1st, 2005 through December 1st, 2005 and a final payment of $44,000 on January 1, 2006. Pursuant to the settlement the Company stipulated to an entry of judgment in the event that it defaults under the payment arrangement in an amount equal to the amount due at such time.

Employment Contracts

Effective July 1, 2004 the Company and its Chief Executive Officer entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to the Executive; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv)complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the executive without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary.

Litigation and Legal Proceedings

On February 20, 2004 21st Century Nutritional Products brought suit against the Company in the Superior Court of San Diego County, case # GIC 825926. The suit alleged breach of contract related to the purchase from 21st Century of MigraDaily (a product line discontinued by the Company) and sought damages estimated between $30,000 and $40,000, plus legal fees. The Company had cross-complained in the action. On December 28,2004 the Company and 21st Century reached a settlement of all outstanding issues between the parties. Pursuant to the settlement the Company paid 21st Century $10,000.

The Company also settled another suit on November 10, 2004 wherein a former retail customer claimed that it was owed approximately $31,000, which the Company disputed. Pursuant to the terms of the settlement the retailer paid the Company $40,000. After contingent legal fees and other expenses related to the suit were paid by the Company from the $40,000, the settlement resulted in approximately $27,000 in income.

At December 31, 2004 the Company has a litigation reserve totaling $115,169 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

=======================================================================

Increase of Authorized Capital Stock

The Company will need to increase its authorized capital stock in order to issue additional common stock and/or instruments that convert into common stock in an amount adequate to meet its capital needs. Currently the Company has authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of December 31, 2004 there were 118,821,228 common shares outstanding and 50 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities as well as the conversion rights of Senior Convertible Notes being offered and other anticipated capital needs, the Company will need to increase the amount of authorized common stock. Therefore the Company intends to achieve an increase in its authorized common and/or other capital stock. Although the Company believes that it will achieve an increase in its authorized stock, there can be no assurance that such an increase will be achieved.

Required Payments to Guarantor

As consideration for entering into the Guaranty Agreement (see Footnote P) the Company is required to pay to the Guarantor a fee of; (i) a $25,000 senior secured convertible note, and (ii) $900 of senior secured convertible notes for each $5,000 face value of Senior Convertible Notes sold by the Company (together the "Convertible Note(s)"). Each Convertible Note shall; (a) have a lien on all of the Company's assets, and will be equal in priority with all of the Company's other senior debt, (b) accrue (but not pay current) interest at the annual rate of four percent (4%), (c) mature on October 1, 2010, and (d) be convertible into common stock of the Company at a Conversion Price of $.005. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and advertising, production and broadcast of programming, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon, among other factors, the raising of needed working capital. The Company has conducted small amounts of test-marketing of its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet.

=======================================================================

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

=======================================================================

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

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2004 to December 31, 2004, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.005 to $0.04. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

=======================================================================

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $24.1 million through December 31, 2004. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

=======================================================================

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

Product Liabilities.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. The Company currently does not carry product liability insurance. Pending the outcome of the Company's capital raising efforts, and testing of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

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

=======================================================================

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

=======================================================================

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

Capital Requirements

The continued development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is an essential part of its restructuring and ability to continue as a going concern. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation (see Notes P and Q to Financial Statements). Assuming the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), the Company believes that capital raised together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing (including convertible debt). If such capital raising efforts are unsuccessful the Company would unlikely to be able to continue as a going concern. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

=======================================================================

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations.

In December of 2004 the Company began conducting a private placement offering of $1,250,000 (the "Maximum Offering Amount") of senior secured convertible notes (the "Senior Convertible Notes"), which have a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of December 31, 2004 the Company had sold $50,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share, and (v) are covered by a third party guaranty agreement (the "Guaranty Agreement"). The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement is entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to increase or decrease the size of the offering (although the Guaranty is only available for up to $1.25 million of Senior Convertible Notes) and/or modify any terms of the offering (See ITEM 5, "Subsequent Events" for a discussion of the Guaranty Agreement and related developments).

=======================================================================

The Company believes that the amount of funding contemplated by the Private Placement is sufficient at this time provided (i) funding for the Maximum Offering Amount is achieved along with a successful completion of substantially all other aspects of its restructuring within a workable time frame, and (ii) certain minimum sales projections can be reached. There can be no assurance that the Company will timely complete either its Private Placement or any other aspect of its restructuring, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its research and development activities with respect to MIGRASPRAY, to the extent that such product is being marketed currently, and its initial research and development activities with respect to ARTHRISPRAY, ALLERSPRAY II, PMS SPRAY and ANTI-OXY SPRAY to the extent that such products can be produced and distributed in the future. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in ongoing research, and investigations are under way for the development of novel products, including, but not limited to, a natural sedative, a treatment for general aches and pains and other treatments for a variety of conditions. The Company plans to conduct clinical trials, doctor and laboratory tests and market analyses for such new products when appropriate and to continue clinical testing and analyzing certain existing products. The Company holds two patents, has one patent pending and intends to file for additional patent protection on several products it is either currently developing or has developed.

RESTRUCTURING

The Company has made substantial progress towards completing its restructuring and reaching agreements and/or settlements for repayment of most of its unsecured and past due creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note K for a description of the notes). At December 31, 2004 approximately $1,355,964 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $115,570 (see also Notes P and Q to the Financial Statements).

Any holder of subordinated notes (as well as holders of senior secured notes)has entered into an Intercreditor, Subordination and Standby Agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

=======================================================================

NEW MARKETING STRATEGY

On July 30, 2003 the Company announced its decision to distribute and market its migraine relief product, MigraSpray, exclusively to healthcare professionals and direct to consumers. The decision marked a turn in NatureWell's marketing plans away from a conventional mass retail approach. MigraSpray is not being made available in mass retail outlets and at this time is only available either through participating healthcare providers, certain independent pharmacies, the Internet or by calling the Company's toll free number to purchase directly.

FINANCIAL RESOURCES

At December 31, 2004 and June 30, 2004, the Company had current assets of $51,799 and $28,393 including cash of $28,595 and $1,687, respectively. At December 31, 2004, current assets included inventory valued at $22,751. Other assets for the period ending December 31, 2004 and June 30, 2004 was 333,588 and included inventory of 331,133 for both periods. Total assets for the period ending December 31, 2004 and June 30, 2004 were $398,207 and $377,309, respectively.

Gross sales for the periods ending December 31, 2004 and 2003 were $17,330 and $14,568, respectively. Costs and expenses for the periods ending December 31, 2004 and 2003 were $171,231 and $336,692 resulting in a loss from operations of $153,901 and $322,124, respectively.

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

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to primarily distribute its products through healthcare providers and direct to consumers.

THREE MONTH PERIOD ENDING DECEMBER 31, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $17,330 for the period ending December 31, 2004, compared with $14,568 in gross sales for the same period ending December 31, 2003. This represented a increase of $2,762 or 18.9% in gross sales from the year before.

The Company experienced a net loss of $200,387 for the three-month period ended December 31, 2004, compared with a net loss of $295,137 for the same period ended December 31, 2003. This represents a decrease of $94,750 or 32.1% from the same period ending December 31, 2003. A substantial portion of the decrease in net loss is a result of an overall decrease in expenditures.

=======================================================================

The Company's gross profit margin for the period ending December 31, 2004 was 81.3%, or $14,092. Gross profit margin for the period ending December 31, 2003 was 80.95% or $11,793. The increase in gross profit margin is attributable to decreased discounts. The Company's cost of products sold for the periods ending December 31, 2004 and 2003 was $3,238 and $2,775, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $3,000 for the period ending December 31, 2004, compared with $6,321 for the same period ending December 31, 2003. This represented a decrease of $3,321 from the prior year. Selling, general and administrative expenses incurred by the Company, were $160,683 for the three month period ended December 31, 2004, compared with $313,946 for the same period ended December 31, 2003. This represented a decrease of $153,263 or 46.1% from the prior year. The decrease is primarily attributable to reductions in overhead achieved in the Company's restructuring.

SIX MONTH PERIOD ENDING DECEMBER 31, 2004 AND 2003

On a consolidated basis, the Company had gross sales totaling $32,366 for the period ending December 31, 2004, compared with $53,748 in gross sales for the same period ending December 31, 2003. This represented an decrease of $21,382 or 31.8% in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to mass retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company had no returns on its products for the period ending December 31, 2004 compared with $5,033 in returns for the same period ending December 31, 2003.

The Company experienced a net loss of $435,066 for the six-month period ended December 31, 2004, compared with a net loss of $508,773 for the same period ended December 31, 2003. This represents an decrease of $73,707 or 14.5% from the same period ending December 30, 2003. A substantial portion of the decrease in net loss is a result of the Company's overall reduction in expenses due to its restructuring.

The Company's gross profit margin for the period ending December 31, 2004 was 81.3%, or $26,323. Gross profit margin for the period ending December 31, 2003 was 67.97% or $36,533. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending December 31, 2004 and 2003 was $6,043 and $12,182, respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $6,000 for the period ending December 31, 2004, compared with $23,756 for the same period ending December 31, 2003. This represented a decrease of $17,756 from the prior year. Selling, general and administrative expenses incurred by the Company, were $329,804 for the six month period ended December 31, 2004, compared with $627,820 for the same period ended December 31, 2003. This represented a decrease of $298,016 or 47.5% from the prior year. The decrease is primarily attributable to reductions in overhead achieved due to the Company's restructuring.

=======================================================================

LIQUIDITY AND CAPITAL RESOURCES

Assuming it raises the Maximum Offering Amount under its Private Placement the Company anticipates that such proceeds together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will raise the Maximum Offering Amount ($1.25 million), or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company being unable to continue as a going concern. (See also "PLAN OF OPERATIONS")

PART II

ITEM 1. LEGAL PROCEEDINGS

As discussed elsewhere in this Form 10-QSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

Currently the Company does not carry product liability insurance. Pending the outcome of the Company's capital raising efforts, and tests of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

On February 20, 2004 21st Century Nutritional Products brought suit against the Company in the Superior Court of San Diego County, case # GIC 825926. The suit alleged breach of contract related to the purchase from 21st Century of MigraDaily (a product line discontinued by the Company) and sought damages estimated between $30,000 and $40,000, plus legal fees. The Company had cross-complained in the action. On December 28,2004 the Company and 21st Century reached a settlement of all outstanding issues between the parties. Pursuant to the settlement the Company paid 21st Century $10,000.

The Company also settled another suit on November 10, 2004 wherein a former retail customer claimed that it was owed approximately $31,000, which the Company disputed. Pursuant to the terms of the settlement the retailer paid the Company $40,000. After contingent legal fees and other expenses related to the suit were paid by the Company from the $40,000, the settlement resulted in approximately $27,000 in income.

At December 31, 2004 the Company has a litigation reserve totaling $115,169 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

=======================================================================

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of December 31, 2004, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

During the period ending December 31, 2004 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

During the month of December 2004 the Company sold a Senior Convertible Note, face value $50,000, to an individual investor in return for $50,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 2,000,000 shares of Common Stock.

During the Month of October 2004, the Company issued 533,333 shares of common stock registered under its S-8 plan as payment for $5,333 of services rendered.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

A senior note held by the Company's Chief Executive Officer in the amount of $478,073, which includes all interest due thereon as of December 31, 2004, went into payment default on October 5, 2003. The senior note is secured by virtually all of the Company's assets including its bank accounts. The parties have been negotiating ways to cure the default of the note. In the interim, the Executive agreed not to take any action or pursue any remedies for default of the senior note unless any creditor or other party attempts to take any action that has the potential to disturb or alter the first priority of the Executive's lien against the Company's assets or impair or diminish in any way the assets that secure the senior note. On February 21, 2005 the Company and Executive reached an agreement to exchange the note (the "Arabia Letter Agreement") for; (A)(i) 25 shares of convertible preferred stock having the same rights and preferences per share as the 50 shares of Series B preferred stock held by Arabia (including voting rights of .7% per share of all securities entitled to vote)(see Footnote G to the Financial Statement), (ii) a senior convertible note, face value $190,000, convertible into common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.01 (subject to restrictions described in the Arabia Letter Agreement), which shall; (a) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (b) accrue interest at the rate of 4% per annum, and (c) mature on October 1, 2010, and (B) a senior secured note, face value $100,000, which shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006. Further, the Company shall have the right to force convert the senior secured convertible note described in (A)(i) upon achieving an increase in its authorized common stock as covenanted by the Company in the Arabia Letter Agreement (see ITEM 5. "Subsequent Events" for a discussion of the Arabia Letter Agreement).

=======================================================================

ITEM 5. Other Information

The Company and Milan Mandaric ("Mandaric" or "Guarantor") entered into a guaranty agreement (the "Guaranty Agreement"), effective as of December 28, 2004, for the express benefit of any investor that purchases a Senior Convertible Note from the Company pursuant to its $1.25 million Private Placement. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holders option, in whole or in part in minimum increments of $5,000, into the Company's common stock (the "Common Stock") at a Conversion Price of $.025, and (v) are covered by the Guaranty Agreement. The Company reserves the right, in its sole and absolute discretion, to increase or decrease the size of the offering and to limit, suspend, cancel or modify any terms of the offering (although the Guaranty is available only up to $1.25 million of Senior Convertible Notes). The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

Under the terms of the Guaranty Agreement Mandaric unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guarantees the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note sold to an investor (up to $1.25 million face value in the aggregate). The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

=======================================================================

Mandaric and the Company also entered into a letter agreement (the "Mandaric Letter Agreement") on January 16, 2005 and a subsequent addendum to the Mandaric Letter Agreement (the "Addendum") on February 20, 2005. Upon the execution of the Addendum the Mandaric Letter Agreement (and the Addendum) became effective as of December 28, 2004. Under the terms of the Mandaric Letter Agreement the Company is required to pay to Mandaric a fee for entering into the Guaranty Agreement equal to; (i) a $25,000 senior secured convertible note, and (ii) $900 of senior secured convertible notes for each $5,000 face value of Senior Convertible Notes issued by the Company (together the "Convertible Note(s)"). Each Convertible Note shall; (i) have a lien on all of the Company's assets, and will be equal in priority with all of the Company's other senior debt, (ii) accrue (but not pay current) interest at the annual rate of four percent (4%), (iii) mature on October 1, 2010, and (iv) be convertible into common stock of the Company at a Conversion Price of $.005, subject to certain restrictions in the Mandaric Letter Agreement and the Addendum (see Section 7 of the Mandaric Letter Agreement and the Addendum). Pursuant to the Addendum, Mandaric shall be restricted from converting any convertible note he owns or will own unless and until for sixty (60) days prior to such conversion (the "Sixty Day Testing Period") the Company had authorized common stock in an amount great enough to meet the aggregate conversion rights of all of its convertible securities outstanding on each day of the Sixty Day Testing Period, including all convertible securities beneficially owned by Mandaric (when calculating aggregate conversion rights it shall be assumed that all convertible securities outstanding at the time the calculation is made have the right to immediately convert into common stock at the lowest possible conversion price that each such security may achieve at any time up to its maturity, even if they do not have such rights at the time of the calculation). This restriction becomes null and void and of no force or effect if at any point in time after the Addendum went into effect Mandaric was permitted to convert any note subject to this restriction (whether or not he actually converted any such note(s)), unless the parties agree in writing to extend the enforceability of the restriction (other restrictions on conversion described in the Mandaric Letter Agreement would survive the expiration of the restriction described herein). Further, if this restriction shall continue to be in force at December 28, 2005, it shall constitute an event of default under the senior Convertible Notes owned by Mandaric.

Additionally, pursuant to the Mandaric Letter Agreement, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances (and the Company's obligation to the holder of a Senior Convertible Note would be reduced by an amount equal to any such payments made by the Guarantor), and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

The Addendum further requires that the Company make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to an amount that would render the restriction described herein null and void.

=======================================================================

At of February 22, 2005 Mandaric has made no advances or payments, pursuant to his obligations under the Guaranty Agreement, to any holder of a Senior Convertible Note.

As of February 22, 2005 the Company has sold $180,000 face value of Senior Convertible Notes as follows:

During the month of December 2004 the Company sold a Senior Convertible Note, face value $50,000, to an individual investor in return for $50,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 2,000,000 shares of Common Stock.

During the month of January 2005 the Company sold a Senior Convertible Note, face value $100,000, to an individual investor in return for $100,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 4,000,000 shares of Common Stock.

During the month of February 2005 the Company sold a Senior Convertible Note, face value $15,000, to an individual investor in return for $15,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 600,000 shares of Common Stock.

During the month of February 2005 the Company sold a Senior Convertible Note, face value $15,000, to an individual investor in return for $15,000 in cash. Such Senior Convertible Note accrues interest at the annual rate of 6% and is convertible into 600,000 shares of Common Stock (the holder has the right to convert the interest which has accrued on the note as of the time of conversion into Common Stock at $.025 per share).

As a result of the sale of the four aforementioned Senior Convertible Notes, aggregate face value of $180,000, the Company is obligated to issue to Mandaric $57,400 face value of Convertible Notes having a right to convert into 11,480,000 shares of Common Stock (subject to conversion restrictions).

On January 15, 2005 the Company entered into letter agreements with two former officers and one former director. Pursuant to the agreements the Company issued $10,875 face value of unsecured convertible notes, which convert into 4,350,000 shares of Common Stock (subject to restrictions), and the three parties rescinded previous agreements between themselves and the Company that resulted in (i) the forfeiture back to the Company of 3,500,000 shares of Common Stock, (ii) the forfeiture back to the Company of a senior secured convertible note, face value $6,000, which was convertible into 600,000 shares of Common Stock, and (iii) a net savings of approximately $3,200 that the Company owed for services rendered.

The $10,875 of unsecured convertible notes accrue interest at the rate of 4% per annum and mature on October 1, 2010. They may not be converted into Common Stock until the earlier of one year from February 15, 2005 or such time that the Company (or its successor) has authorized common stock of no less than 450 million shares. Further, the Company covenanted that it shall make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to a minimum of 450 million shares, and upon such time as the par value of the Company's (or its successor's) Common Stock is equal to or less than $.0025 per share, the Company has the right to force convert the $10,875 of unsecured convertible notes into Common Stock (4,350,000 shares).

=======================================================================

On February 21, 2005 the Company entered into an agreement with its Chief Financial Officer, Robert T. Malasek, that resulted in the forfeiture back to the Company of a senior secured convertible note, face value $7,000, which was convertible into 700,000 shares of common stock, and the issuance of a $6,000 unsecured convertible note which is convertible (subject to restrictions) as follows; (i) from the February 21, 2006 the Conversion Price of the note shall be $.0075, (ii) from February 22, 2006 until February 21, 2007 the Conversion Price of the note shall be $.005, provided however, such reduction in the Conversion Price shall only occur if Malasek has remained in the continuous employ of the Company for the entire preceding year, unless such employment is interrupted by death, disability or termination without cause, and (iii) from February 22, 2007 and thereafter the Conversion Price of the Note shall be $.0025, provided however, such reduction in the Conversion Price shall only occur if Malasek has remained in the continuous employ of the Company for the entire preceding two years, unless such employment is interrupted by death, disability or termination without cause.

On February 21, 2005 the Company reached agreements with its two outside directors (Timothy R. Scott and John W. Huemoeller), that will result in the rescission of certain previous agreements between Mr. Scott and the Company and the forfeiture back to the Company from Mr. Scott of a senior secured convertible note, face value $7,500, which was convertible into 750,000 shares of common stock, and 750,000 shares of common stock. Mr. Huemoeller has agreed to forfeit back to the Company a senior secured convertible note, face value $10,000, which was convertible into 1,000,000 shares of common stock. The agreements further require that as payment and settlement of all monies or consideration owed to Messrs. Scott and Huemoeller as of February 21, 2005 (neither director has ever received any cash compensation for their services) the Company shall issue two unsecured convertible notes, aggregate face value $17,500, which convert into 7,000,000 shares of common stock, subject to restrictions ($10,000 note convertible into 4,000,000 shares for Mr. Scott and $7,500 note convertible into 3,000,000 shares for Mr. Huemoeller).

The convertible notes issued to Messrs. Malasek, Scott and Huemoeller shall be subject to the same restriction on conversion and covenants by the Company as described below in Sections 7 and 8 of the Arabia Letter Agreement.

On February 21, 2005 the Company entered into an agreement with an employee that resulted in the forfeiture back to the Company of a senior secured convertible note, face value $9,000, which was convertible into 900,000 shares of common stock, and the issuance of a $7,000 unsecured convertible note which is convertible as follows; (i) from the February 21, 2006 the Conversion Price of the note shall be $.0075, (ii) from February 22, 2006 until February 21, 2007 the Conversion Price of the note shall be $.005, provided however, such reduction in the Conversion Price shall only occur if the employee has remained in the continuous employ of the Company for the entire preceding year, unless such employment is interrupted by death, disability or termination without cause, and (iii) from February 22, 2007 and thereafter the Conversion Price of the Note shall be $.0025, provided however, such reduction in the Conversion Price shall only occur if the employee has remained in the continuous employ of the Company for the entire preceding two years, unless such employment is interrupted by death, disability or termination without cause.

=======================================================================

On February 21, 2005 (the "Effective Date") the Company and its Chief Executive Officer, James R. Arabia, entered into a letter agreement (the "Arabia Letter Agreement") agreeing as follows;

1.

In exchange for that certain senior secured note held by Arabia, face value $382,500, which went into payment default on October 5, 2003 and has a total balance due of $484,845 as of the Effective Date, the Company shall issue to Arabia, or order, (A) (i) 25 shares of convertible preferred stock having the same rights and preferences per share as the 50 shares of Series B preferred stock held by Arabia (including voting rights of .7% per share of all securities entitled to vote), (ii) a senior convertible note, face value $190,000, convertible into common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.01, which shall; (a) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (b) accrue interest at the rate of 4% per annum, and (c) mature on October 1, 2010, and (B) a senior secured note, face value $100,000, which shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006. Further, the Company shall have the right to force convert the senior secured convertible note described in Section 1(A) upon achieving an increase in its authorized common stock as covenanted in Section 8 below.

2.

The Company shall issue a senior secured convertible note, face value $30,000, as payment to Arabia for $30,000 of past due compensation, convertible into common stock (at any time, in whole or in part, at the option of the holder) at a Conversion price of $.01, which shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on October 1, 2010. Further, such note shall be convertible into S-8 shares upon the modification by the Company of its Stock Plan to allow such conversion.

3.

The Company shall issue a senior secured convertible note to Arabia, face value $110,000, as payment for $110,000 of past due compensation. Such senior convertible note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, (iii) mature on October 1, 2010, and (iv) be convertible into the Company's common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.01, which Conversion Price shall be adjusted on May 15, 2006 to $.005, provided however, such adjustment shall only be made if Arabia has remained in the continuous employ of the Company from the Effective Date until May 15, 2006 unless such employment is interrupted by death, disability or termination without cause (as such terms are defined in Arabia's employment agreement in effect as of the Effective Date). Further, such note shall be convertible into S-8 shares upon the modification by the Company of its Stock Plan to allow such conversion.

=======================================================================

4.

The Company shall issue to Arabia a senior secured note, face value $100,000, as payment for $100,000 of past due compensation and unpaid benefits. Such senior note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006.

5.

Arabia hereby waives/forgives $86,361 owed to him by the Company for compensation and benefits, leaving a balance due of $132,249 as of the Effective Date, which balance due is payable on or before April 15, 2005 and shall be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt.

6.

Arabia hereby agrees to waive/forgive all interest accrued up to the Effective Date on those certain convertible debentures owned by Arabia, $200,000 face value and $50,000 face value. Such convertible notes shall also be modified to decrease the interest rate to 4% per annum, which shall accrue until maturity of October 1, 2010.

7.

Notwithstanding anything contained herein or in any convertible note beneficially owned by Arabia to the contrary, Arabia shall be restricted from converting any convertible note now or hereafter beneficially owned by him unless and until for sixty (60) days prior to such conversion (the "Sixty Day Testing Period") the Company had authorized common stock in an amount great enough to meet the aggregate conversion rights of all of its convertible securities outstanding on each day of the Sixty Day Testing Period, including all convertible securities beneficially owned by Arabia (when calculating aggregate conversion rights it shall be assumed that all convertible securities outstanding at the time the calculation is made have the right to immediately convert into common stock at the lowest possible conversion price that each such security may achieve at any time up to its maturity, even if they do not have such rights at the time of the calculation). The restriction described in this Section 7 shall be null and void and of no force or effect if at any point in time after the Effective Date Arabia was permitted to convert any note subject to this restriction (whether or not he actually converted any such note(s)), unless the parties agree in writing to extend the enforceability of this restriction. Further, if this restriction shall continue to be in force upon the one-year anniversary of the Effective Date, it shall constitute an event of default under the senior convertible notes owned by Arabia.

8.

The Company represents and covenants that it shall make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to an amount that would render Section 7 null and void.

=======================================================================

On February 21, 2005 (the "Effective Date") the Company and its Senior Vice President of Research and Developemnt, Dr. Donald Brucker, entered into a letter agreement (the "Brucker Letter Agreement") agreeing as follows;

1.

The Company shall issue an unsecured convertible note to Brucker, face value $12,500, as payment for past due compensation and loans/advances made to the Company. Such convertible note shall; (i) accrue interest at the rate of 4% per annum, (ii) mature on October 1, 2010, and (iii) be convertible into the Company's common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.0025, provided however, should the par value of the Company (or its successor) become equal to or less than the Conversion Price the Company shall have the right to force conversion into common stock at any time thereafter (5,000,000 shares).

2.

The Company shall issue a senior secured convertible note to Brucker, face value $35,000, in exchange for that certain senior secured note (and accrued interest thereon) owned by Brucker, face value $18,250, which is dated February 15, 2005, and as payment for services of approximately $15,290. Such senior convertible note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% annum, (iii) mature on October 1, 2010, and (iv) be convertible into the Company's common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.0025.

3.

The Company shall issue to Brucker a senior secured note, face value $50,000, as payment for $50,000 of past due compensation. Such senior note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006.

4.

The Company shall amend that certain senior convertible note owned by Brucker, face value $50,000, which is dated February 15, 2005, as follows; (i) the Conversion Price shall be subject to adjustment on May 15, 2006 to $.005, provided however, such adjustment shall only be made if Brucker has remained in the continuous employ of the Company from the Effective Date until May 15, 2006 unless his employment is interrupted by death, disability or termination without cause (as such terms are defined in the employment agreement of James R. Arabia in effect as of the Effective Date), (ii) the interest rate shall be reduced to 4% per annum and will accrue until maturity, (iii) the maturity shall be extended to October 1, 2010, and (iv) all interest accrued up to the Effective Date shall be waived/forgiven.

5.	Brucker hereby waives/forgives $56,529 owed to him by the Company for compensation, leaving a balance due of $121,582 as of the Effective Date.
6.

Immediately following the forced conversion of the unsecured convertible note described in Section 1, a rescission, together but not separately, of the following agreements between the Company and Brucker shall become effective; the Stock Issuance Agreement, the Stock Purchase Agreement, the Secured Promissory Note and the Security Agreement, all of which are dated April 28, 2001. Upon such rescission Brucker shall promptly forfeit 5,000,000 shares of the Company's common stock owned by him (certificates # LJ 3145, 3146, 3147 and 3148) and shall waive/forgive the balance due to him outlined in Section 6 and all interest that has accrued thereon.

7.

Notwithstanding anything contained herein or in any convertible note beneficially owned by Brucker to the contrary, Brucker shall be restricted from converting any convertible note now or hereafter beneficially owned by him unless and until for sixty (60) days prior to such conversion (the "Sixty Day Testing Period") the Company had authorized common stock in an amount great enough to meet the aggregate conversion rights of all of its convertible securities outstanding on each day of the Sixty Day Testing Period, including all convertible securities beneficially owned by Brucker (when calculating aggregate conversion rights it shall be assumed that all convertible securities outstanding at the time the calculation is made have the right to immediately convert into common stock at the lowest possible conversion price that each such security may achieve at any time up to its maturity, even if they do not have such rights at the time of the calculation). The restriction described in this Section 7 shall be null and void and of no force or effect if at any point in time after the Effective Date Brucker was permitted to convert any note subject to this restriction (whether or not he actually converted any such note(s)), unless the parties agree in writing to extend the enforceability of this restriction. Further, if this restriction shall continue to be in force upon the one-year anniversary of the Effective Date, it shall constitute an event of default under the senior convertible notes owned by Brucker.

8.

The Company represents and covenants that it shall make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to an amount that would render Section 7 null and void.

=======================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.30	Guaranty Agreement
10.31	Mandaric Letter Agreement
10.32	Addendum to Mandaric Letter Agreement
10.33	Arabia Letter Agreement
10.34	Brucker Letter Agreement
10.35	Malasek Letter Agreement
10.36	Scott Letter Agreement
10.37	Huemoeller Letter Agreement

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2004.

=======================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2005	NATUREWELL, INCORPORATED

By: /S/ Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	February 22, 2005

/S/ Robert T. Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	February 22, 2005

=======================================================================