Form 10QSB
period 2005-03-31
NATUREWELL INC
filed 2005-05-23
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2005

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 20, 2005 the Company had issued and outstanding 118,221,228 shares of $.01 par value common stock.

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

We have reviewed the accompanying consolidated balance sheet of NatureWell, Inc. as of March 31, 2005 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three and nine months ended March 31, 2005 and 2004. These interim financial statements are the representation of the Company's management.

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

/S/ Armando C. Ibarra Armando C. Ibarra, CPA

Chula Vista, California May 21, 2005

371 E Street, Chula Vista, CA 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of March 31, 2005	As of June 30, 2004

	(unaudited)
Current Assets
Cash	$587	$1,687
Accounts receivable	1,594	480
Inventory	19,358	25,850
Prepaid expenses	-	376

Total Current Assets	21,539	28,393

Net Property & Equipment	16,659	15,338

Other Assets
Inventory	331,123	331,123
Other assets	2,455	2,455

Total Other Assets	333,578	333,578

TOTAL ASSETS	$371,776	$377,309

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$294,327	$225,238
Accrued expenses	52,397	84,498
Accrued litigation costs	130,170	156,262
Loans payable	315,231	13,042
Current portion of long-term debt	49,210	501,205
Due to officers	261,766	566,559

Total Current Liabilities	1,103,101	1,546,804

Long-Term Liabilities
Long term payables	-	110,014
Notes payable, secured	1,532,515	1,457,108
Convertible notes	1,270,833	681,250
DTI convertible notes	839,125	797,268

Total Long-Term Liabilities	3,642,473	3,045,640

TOTAL LIABILITIES	$4,745,574	$4,592,444

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 50 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 117,871,228 and 117,629,795 shares issued and outstanding as of March 31, 2005 and June 30, 2004, respectively)	1,178,712	1,176,300
Additional paid-in capital	18,653,662	18,700,269
Less: Notes receivable officers	(119,370)	(208,734)
Accumulated deficit	(24,086,802)	(23,882,971)

Total Stockholders' Deficit	(4,373,797)	(4,215,135)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$371,776	$377,309

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2005	March 31, 2004

	(unaudited)	(unaudited)
Revenues
Gross Sales	$23,467	$19,343

Net Sales	23,467	19,343

Costs and Expenses
Costs of goods sold (2004 includes a 179,370 write down)	4,734	182,605
Selling, general & administrative	115,615	154,236
Marketing & advertising	2,942	1,353
Consulting services	4,000	3,000
Depreciation and amortization	1,758	1,457
Research & development	-	875

Total Costs and Expenses	129,049	343,526

Loss From Operations	(105,582)	(324,183)

Other Income & (Expenses)
Other expense	(65,109)	(62,162)
Other income	456,388	769,185
Interest income	1,235	3,763
Interest expense	(55,697)	(65,824)

Total Other Income & (Expenses)	336,817	707,124

Net Income (Loss) Before Taxes	231,235	382,941

Provision for Income Taxes	-	(1,000)

Net Income (Loss)	$231,235	$381,941

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended
	March 31, 2005	March 31, 2004

	(unaudited)	(unaudited)
Revenues
Gross Sales	$55,833	$73,276
Returns	-	(5,218)

Net Sales	55,833	68,058

Costs and Expenses
Costs of goods sold (2004 includes a 179,370 write down)	10,777	194,787
Selling, general & administrative	446,419	782,056
Marketing & advertising	7,710	18,374
Consulting services	9,000	26,756
Depreciation and amortization	4,707	5,438
Research & development	-	2,487

Total Costs and Expenses	478,613	1,029,898

Loss From Operations	(422,780)	(961,840)

Other Income & (Expenses)
Other expense	(65,109)	(69,772)
Other income	483,480	1,004,760
Interest income	10,085	19,340
Interest expense	(208,507)	(179,482)

Total Other Income & (Expenses)	219,949	774,846

Net Income (Loss) Before Taxes	(202,831)	(186,994)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(203,831)	$(187,994)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	118,193,651	105,384,766

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31, 2005	March 31, 2004

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(203,831)	$(187,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,707	5,438
Accrued interest income	(8,850)	(19,340)
Accrued interest expense	203,507	179,482
Issuance of stock for services	44,914	10,387
Officer shares issued for compensation	-	7,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,114)	5,820
(Increase) decrease in inventory	6,492	204,452
(Increase) decrease in prepaid expenses	376	(366)
(Increase) decrease in other assets	-	45,000
Increase (decrease) in accrued litigation	(26,092)	(324,798)
Increase (decrease) in due to officers	(304,793)	(868,245)
Increase (decrease) in accrued expenses	(32,101)	(135,422)
Increase (decrease) in accounts payable	(40,927)	(26,949)

Net cash provided by (used in) operating activities	(357,712)	(1,105,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(6,028)	1,607

Net cash provided by (used in) investing activities	(6,028)	1,607

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	-	(4,056)
Notes issued for services	182,640	499,500
Notes issued for accounts payable	-	409,355
Notes issued for cash	180,000	-
Proceeds from loans payable	-	200,000

Net cash provided by (used in) financing activities	362,640	1,104,799

Net increase (decrease) in cash	(1,100)	871

Cash at beginning of period	1,687	655

Cash at end of period	$587	$1,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,862	$217

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$44,914	$13,138

Notes issued for services and accounts payable	$-	$150,952

See Notes to Consolidated Financial Statements

=======================================================================

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2005, and the results of its operations and cash flows for the nine-month period ended March 31, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2004 filed with the Securities and Exchange Commission.

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

Officer	Issue Date	# of Shares	Note Amount	Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 19,370

		5,000,000	$100,000		$ 19,370

The note listed above matures on April 15, 2005. The note totals $119,730 including interest of $19,370 accrued thereon and is collateralized by an amount due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits. The amount due is included in due to officers at March 31, 2005.

The receivable of $119,370 is reflected as a contra equity account in the financial statements.

Interest income related to the note receivable was $19,370 and $1,235 for the period ending March 31, 2005 and 2004, respectively.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

D. INVENTORY:

Inventory as of March 31, 2005 and June 30, 2004 is comprised of the following:

	March 2005	June 2004

Healthcare products	$ 19,358	$ 25,850
Other Assets
Healthcare products	331,123	331,123

	$ 350,481	$ 356,973

=======================================================================

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

F. OTHER INCOME:

For the period ending March 31, 2005, other income consists of (i) $222,491 of monies owed to the Company's Chief Executive Officer that was waived by the executive as of February 20, 2004, (ii) a $260,276 reduction in monies owed to various current and former employees and Directors, and (iii) a $713 reduction in accounts payable due to compromises of amounts owed. There can be no assurance that such waivers and/or forgiveness will be available to the Company in the future.

=======================================================================

G. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of March 31, 2005 and 2004 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of March 31, 2005 9,790,890 were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $44,914 (including officers) and $15,600 for the period ending March 31, 2005 and 2004 respectively. Of the $44,914 for March 31, 2005, $9,581 was for payment to non-officer employees.

H. PREFERRED STOCK:

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series B Convertible Preferred Stock. Pursuant to the terms of the Series B Convertible Preferred stock, owned by James R. Arabia, Chairman, President, And Chief Executive Officer of the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series B Convertible Preferred that he owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors.

I. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable and current portion of long term debt includes all debt that comes due within 12 months, which as of March 31, 2005 and June 30, 2004 consists of the following:

	March 2005	June 2004

Loans payable, unsecured	$ 315,231	$ 13,042
Current Portion of Long Term Notes Payable:	49,210	501,205

	$ 364,441	$ 514,247

=======================================================================

The unsecured loans payable consists of five notes; an unsecured promissory note totaling $13,829 including interest due thereon of $2,560 (the note accrues interest at the rate of 8% per annum and was scheduled to begin amortizing principal and interest over 12 equal monthly installments beginning on October 5, 2004, the Company has not made any payments on the promissory note as of May 20, 2005), and four notes totaling $350,612, including interest due thereon, all which accrue interest at the rate of 4% per annum, has a first priority security interest in all of the companies assets and are pari passu with other senior debt, and mature on March 30, 2006.

The current portion of long-term debt consists of an unsecured defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $49,210 (including accrued interest of $9,210 thereon)

J. LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on April 15, 2005. The Company's base rent under the lease is $1,975 per month through September 15, 2005. Office rent and incidental expenses were $37,337 and $43,434 for the periods ending March 31, 2005 and 2004, respectively. Future minimum lease payment as of March 31, 2005 is:

March 31,	Operating Lease

2005	$ -

Total minimum lease payments	$ -

K. DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. Each debenture is convertible into common stock of DTI at $1.25 a share, accrues interest at 7 percent per year compounded semi-annually and matures on June 30, 2004. As of March 31, 2005 no debentures have been converted and accrued interest on the convertible debentures is $268,125. DTI has no resources or plan to pay either the principal or interest on the debentures, which has resulted in a payment default of the debentures by DTI.

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

L. NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of March 31, 2005 and June 30, 2004 consist of the following:

=======================================================================

	March 2005	June 2004

Subordinated Secured notes, with annual interest varying from 8% to 10%.	$1,385,127	$ 1,299,477

Senior Secured Notes, with annual interest of 8%	147,388	157,632

Subordinated Convertible Notes, with annual interest of 8%	42,136	27,182

Senior Secured Convertible Notes, with annual interest between 8% and 4%	1,228,697	654,068

	$2,803,348	$ 2,138,359

The subordinated secured notes totaling $1,385,127 include interest accrued thereon of $221,289. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $147,388 include interest accrued thereon of $9,888. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The subordinated secured convertible notes totaling $48,136 include interest accrued thereon of $3,141 and currently convert into 6,137,280 shares of common stock at the holders' option. The subordinated convertible notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinated debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.

The senior secured convertible notes totaling $1,228,697 include interest accrued thereon of $40,396 and currently convert into 150,487,264 shares of common stock at the holders' option (this does not include the amount of shares that the interest accrued on the notes may convert into, which may only be done if the Company elects not to pay such interest in cash). $165,000 of the senior convertible notes pay interest quarterly at the rate of 8% per annum beginning on April 1, 2005 and mature on October 1, 2008. $15,000 of the senior convertible notes accrues interest at the rate of 6% per annum beginning on April 1, 2005 and matures on October 1, 2008. $379,527 of the senior secured convertible notes accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only, until maturity at April 1, 2010. The balance of the senior secured convertible notes ($669,170) accrue interest at 4% until maturity at October 1, 2010. All of the senior secured convertible notes are secured by a first priority security interest in essentially all of the Company's assets and are pari passu with other senior debt.

=======================================================================

M. RELATED PARTY TRANSACTIONS

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

In February 2005 the Company entered into an agreement with its Chief Financial Officer, Robert T. Malasek, that resulted in the forfeiture back to the Company of a senior secured convertible note, face value $7,000, which was convertible into 700,000 shares of common stock, and the issuance of a $6,000 unsecured convertible note which is convertible (subject to restrictions) as follows; (i) from the February 21, 2006 the Conversion Price of the note shall be $.0075, (ii) from February 22, 2006 until February 21, 2007 the Conversion Price of the note shall be $.005, provided however, such reduction in the Conversion Price shall only occur if Malasek has remained in the continuous employ of the Company for the entire preceding year, unless such employment is interrupted by death, disability or termination without cause, and (iii) from February 22, 2007 and thereafter the Conversion Price of the Note shall be $.0025, provided however, such reduction in the Conversion Price shall only occur if Malasek has remained in the continuous employ of the Company for the entire preceding two years, unless such employment is interrupted by death, disability or termination without cause.

In February 2005 the Company reached agreements with its two outside directors (Timothy R. Scott and John W. Huemoeller), that will result in the rescission of certain previous agreements between Mr. Scott and the Company and the forfeiture back to the Company from Mr. Scott of a senior secured convertible note, face value $7,500, which was convertible into 750,000 shares of common stock, and 750,000 shares of common stock. Mr. Huemoeller agreed to forfeit back to the Company a senior secured convertible note, face value $10,000, which was convertible into 1,000,000 shares of common stock. The agreements further require that as payment and settlement of all monies or consideration owed to Messrs. Scott and Huemoeller as of February 21, 2005 (neither director has ever received any cash compensation for their services) the Company shall issue two unsecured convertible notes, aggregate face value $17,500, which convert into 7,000,000 shares of common stock, subject to restrictions on conversion ($10,000 note convertible into 4,000,000 shares for Mr. Scott and $7,500 note convertible into 3,000,000 shares for Mr. Huemoeller).

The convertible notes issued to Messrs. Malasek, Scott and Huemoeller shall be subject to the same restrictions on conversion and covenants by the Company as described below in Sections 7 and 8 of the Arabia Letter Agreement.

=======================================================================

In February 2005 the Company entered into an agreement with an employee that resulted in the forfeiture back to the Company of a senior secured convertible note, face value $9,000, which was convertible into 900,000 shares of common stock, and the issuance of a $7,000 unsecured convertible note which is convertible as follows; (i) from the February 21, 2006 the Conversion Price of the note shall be $.0075, (ii) from February 22, 2006 until February 21, 2007 the Conversion Price of the note shall be $.005, provided however, such reduction in the Conversion Price shall only occur if the employee has remained in the continuous employ of the Company for the entire preceding year, unless such employment is interrupted by death, disability or termination without cause, and (iii) from February 22, 2007 and thereafter the Conversion Price of the Note shall be $.0025, provided however, such reduction in the Conversion Price shall only occur if the employee has remained in the continuous employ of the Company for the entire preceding two years, unless such employment is interrupted by death, disability or termination without cause.

In February 2005 the Company and the Chief Executive Officer reached an amended and restated letter agreement (the "Arabia Letter Agreement") having the following terms:

1.

In exchange for that certain senior secured note held by Arabia, face value $382,500, which went into payment default on October 5, 2003 and has a total balance due of $484,698 as of the Effective Date, the Company shall issue to Arabia, or order; (A) 25 shares of convertible preferred stock having the same rights and preferences per share as the 50 shares of Series B preferred stock held by Arabia (including voting rights of .7% per share of all securities entitled to vote), (B) a senior convertible note, face value $190,000, convertible into common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.01, which shall; (a) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (b) accrue interest at the rate of 4% per annum, and (c) mature on October 1, 2010, and (C) a senior secured note, face value $100,000, which shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006.

2.	The Company shall issue 3,000,000 shares of S-8 stock to Arabia as payment for $30,000 of past due compensation.
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

4.

The Company shall issue to Arabia a senior secured note, face value $150,000, as payment for $150,000 of past due compensation and unpaid benefits. Such senior note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006.

5.

Arabia hereby waives/forgives $85,360 owed to him by the Company for compensation and benefits, leaving a balance due of $132,250 as of the Effective Date, which balance is due and payable on or before April 15, 2005 and shall be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt.

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

=======================================================================

In February 2005 the Company and its Senior Vice President of Research and Development reached an amended and restated letter agreement (the "Brucker Letter Agreement") having the following terms:

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

2.

The Company shall issue a senior secured convertible note to Brucker, face value $25,000, in exchange for that certain senior secured note (and accrued interest thereon) owned by Brucker, face value $18,250, which is dated February 15, 2004, and as payment for services of approximately $5,290. Such senior convertible note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% annum, (iii) mature on October 1, 2010, and (iv) be convertible into the Company's common stock (at any time, in whole or in part, at the option of the holder) at a Conversion Price of $.0025.

3.

The Company shall issue to Brucker a senior secured note, face value $50,000, as payment for $50,000 of past due compensation. Such senior note shall; (i) be secured by a first lien on all of the Company's assets and be pari passu with the Company's other senior debt, (ii) accrue interest at the rate of 4% per annum, and (iii) mature on March 30, 2006.

4.

The Company shall amend that certain senior convertible note owned by Brucker, face value $50,000, which is dated February 15, 2004, as follows; (i) the Conversion Price shall be subject to adjustment on May 15, 2006 to $.005, provided however, such adjustment shall only be made if Brucker has remained in the continuous employ of the Company from the Effective Date until May 15, 2006 unless his employment is interrupted by death, disability or termination without cause (as such terms are defined in the employment agreement of James R. Arabia in effect as of the Effective Date), (ii) the interest rate shall be reduced to 4% per annum and will accrue until maturity, (iii) the maturity shall be extended to October 1, 2010, and (iv) all interest accrued up to the Effective Date shall be waived/forgiven.

5.	Brucker hereby waives/forgives $64,779 owed to him by the Company for compensation, leaving a balance due of $121,816 as of the Effective Date.
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

=======================================================================

At March 31, 2005 the Company's Due to Balance owed to its Chief Executive Officer was $141,253. The Company also owes the Executive $753,488 pursuant to various senior secured notes, including interest thereon as follows: (i) $200,931 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $552,557.

N. INCOME TAXES:

Provision for income taxes for the years ended June 30, 2004 and 2003 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	June 30, 2004	June 30, 2004

Current income taxes	$ 4,000	$ 4,000
Deferred income taxes

Provision for income taxes	$ 4,000	$ 4,000

The Company's total deferred tax asset as of June 30, 2004 is as follows:

Net operating loss carry-forward	$ 6,018,370
Valuation allowance	(6,018,370)

Net deferred tax asset	$ -

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

=======================================================================

O. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no one customer who accounts for any significant percentage of gross revenues for the period ending March 31, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

=======================================================================

Q. RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note L for a description of the notes). At March 31, 2005 approximately $1,385,127 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Note R - "Unsecured Creditors").

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of March 31, 2005 the Company had sold $180,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $180,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement available to cover the Senior Convertible Notes is entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note covered by the Guaranty and requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note having the Guaranty as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

=======================================================================

R. COMMITMENTS AND CONTINGENCIES

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

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $196,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

In December of 2003 the Company reached a settlement agreement with its former landlord (for a lease it defaulted under for its previous headquarters in La Jolla, California) that requires payments of $1,500 per month for September 1, 2005 through December 1, 2005 and a final payment of $44,000 on January 1, 2006. Pursuant to the settlement the Company stipulated to an entry of judgment in the event that it defaults under the payment arrangement in an amount equal to the amount due at such time.

Employment Contracts

Effective July 1, 2004 the Company and its Chief Executive Officer entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to the Executive; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the executive without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year base salary.

Litigation and Legal Proceedings

At March 31, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

=======================================================================

Increase of Authorized Capital Stock

The Company will need to increase its authorized capital stock in order to issue additional common stock (and to have stock available for instruments that convert into common stock) in an amount adequate to meet its capital needs and commitments. Currently the Company has authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of March 31, 2005 there were 117,871,228 common shares outstanding and 75 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities as well as the conversion rights of Senior Convertible Notes being offered and other anticipated capital needs, the Company will need to increase the amount of authorized common stock. Therefore the Company intends to achieve an increase in its authorized common and/or other capital stock. Although the Company believes that it will achieve an increase in its authorized stock, there can be no assurance that such an increase will be achieved.

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

=======================================================================

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

=======================================================================

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from April 1, 2004 to March 31, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.005 to $0.01. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History.

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $24.1 million through March 31, 2005. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

=======================================================================

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

=======================================================================

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

Concentrated Customer Base and Single Market Segment

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no one customer who accounts for any significant percentage of gross revenues for the period ending March 31, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

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

=======================================================================

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

=======================================================================

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

Capital Requirements

The development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is an essential part of its restructuring and ability to continue as a going concern. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation (see Notes O and R to Financial Statements). Assuming the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), the Company believes that capital raised together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing (including convertible debt). If such capital raising efforts are unsuccessful the Company would unlikely to be able to continue as a going concern. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

=======================================================================

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations.

In December of 2004 the Company began conducting a private placement offering of $1,250,000 (the "Maximum Offering Amount") of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of March 31, 2005 the Company had sold $180,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $180,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to increase or decrease the size of the offering (although the Guaranty is only available for up to $1.25 million of Senior Convertible Notes) and/or modify any terms of the offering.

=======================================================================

The Company believes that the amount of funding contemplated by the Private Placement is sufficient at this time provided (i) funding for the Maximum Offering Amount is achieved along with a successful completion of substantially all other aspects of its restructuring within a workable time frame, and (ii) certain minimum sales levels can be reached. There can be no assurance that the Company will timely complete either its Private Placement or any other aspect of its restructuring, that such minimum sales levels can be achieved, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its Private Placement offering, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

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

RESTRUCTURING

The Company has made substantial progress towards completing its restructuring and reaching agreements and/or settlements for repayment of most of its unsecured and past due creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note L to the Financial Statements for a description of the notes). At March 31, 2005 approximately $1,385,127 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Notes O and R to the Financial Statements).

All holders of subordinated notes (as well as holders of senior secured notes) have entered into an Intercreditor, Subordination and Standby Agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

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

FINANCIAL RESOURCES

At March 31, 2005 and June 30, 2004, the Company had current assets of $21,539 and $28,393 including cash of $587 and $1,687, respectively. At March 31, 2005, current assets included inventory valued at $19,358. Other assets for the period ending March 31, 2005 and June 30, 2004 was 333,578 and included inventory of 331,133 for both periods. Total assets for the period ending March 31, 2005 and June 30, 2004 were $371,776 and $377,309, respectively.

Gross sales for the periods ending March 31, 2005 and 2004 were $23,467 and $19,343, respectively. Costs and expenses for the periods ending March 31, 2005 and 2004 were $129,049 and $343,526 resulting in a loss from operations of $105,582 and $324,183, respectively.

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

THREE MONTH PERIOD ENDING MARCH 31, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $23,467 for the period ending March 31, 2005, compared with $19,343 in gross sales for the same period ending March 31, 2004. This represented an increase of $4,124 or 21.3% in gross sales from the year before.

=======================================================================

The Company experienced a net income of $231,235 for the three-month period ended March 31, 2005, compared with a net income of $381,941 for the same period ended March 31, 2004. This represents a decrease of $150,706 or 39.5% from the same period ending March 31, 2004. A substantial portion of the decrease in net income is a result of the fact that the company did not realize as much other income through its restructuring as in the prior year.

The Company's gross profit margin for the period ending March 31, 2005 was 79.8%, or $18,733. Gross profit margin for the period ending March 31, 2004 (not including an inventory write-off of $179,370) was 83.2% or $16,108. The decrease in gross profit margin is attributable to the cost of sales promotions. The Company's cost of products sold for the periods ending March 31, 2005 and 2004 was $4,734 and $182,605 (which includes an inventory write down in the amount of $179,370), respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

Consulting fees totaled $4,000 and $3,000 for the periods ending March 31, 2005 and 2004, respectively. Selling, general and administrative expenses incurred by the Company, were $115,615 for the three month period ended March 31, 2005, compared with $154,236 for the same period ended March 31, 2004. This represented a decrease of $38,621 or 25.0% from the prior year. The decrease is primarily attributable to additional reductions in overhead achieved in the Company's restructuring.

NINE MONTH PERIOD ENDING MARCH 31, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $55,833 for the period ending March 31, 2005, compared with $68,058 in gross sales for the same period ending March 31, 2004. This represented a decrease of $12,225 or 18.0% in gross sales from the year before. The sales decrease is primarily attributable to the Company's decision to discontinue sales to mass retail stores and change its marketing strategy to direct sales to healthcare providers, which is in test stages at this time until the Company raises needed operating capital. The Company had no returns on its products for the period ending March 31, 2005 compared with $5,218 in returns for the same period ending March 31, 2004.

The Company experienced a net loss of $203,831 for the nine-month period ended March 31, 2005, compared with a net loss of $187,994 for the same period ended March 31, 2004. This represents an increase of $15,837 or 8.4% from the same period ending March 30, 2004. The increase is primarily due to the fact that the Company realized less benefit from its restructuring efforts in the current period.

The Company's gross profit margin for the period ending March 31, 2005 was 80.7%, or $45,056. Gross profit margin for the period ending March 31, 2004 (excluding an inventory write-down of $179,370) was 77.4% or $52,641. The increase in gross profit margin is attributable to decreased discounts and returns. The Company's cost of products sold for the periods ending March 31, 2005 and 2004 was $10,777 and $194,787 (including an inventory write down in the amount of 179,370), respectively. The Company expects product cost as a percentage of gross sales to decrease as a result of its direct sales strategy.

=======================================================================

Consulting fees totaled $9,000 for the period ending March 31, 2005, compared with $26,756 for the same period ending March 31, 2004. This represented a decrease of $17,756 from the prior year. Selling, general and administrative expenses incurred by the Company, were $446,419 for the nine month period ended March 31, 2005, compared with $782,056 for the same period ended March 31, 2004. This represented a decrease of $335,637 or 42.9% from the prior year. The decrease is primarily attributable to reductions in overhead achieved due to the Company's restructuring.

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

At March 31, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of March 31, 2005, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

=======================================================================

Recent Sales of Securities

In January 2005 the Company issued $10,875 face value of unsecured convertible notes to two former officers and one former director, which convert into 4,350,000 shares of Common Stock (subject to restrictions) in exchange for $10,875 of services rendered. The forfeiture by the officers and director of 3,500,000 shares of stock and a $6,000 convertible note that converts into 600,000 shares were part of the transaction.

In January 2005 the Company sold a Senior Convertible Note, face value $100,000, to an individual investor in return for $100,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 4,000,000 shares of Common Stock.

In February 2005 the Company sold a Senior Convertible Note, face value $15,000, to an individual investor in return for $15,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2005 at the rate of 8% per annum and is convertible into 600,000 shares of Common Stock.

In February 2005 the Company sold a Senior Convertible Note, face value $15,000, to an individual investor in return for $15,000 in cash. Such Senior Convertible Note accrues interest at the annual rate of 6% and is convertible into 600,000 shares of Common Stock (the holder has the right to convert the interest which has accrued on the note as of the time of conversion into Common Stock at $.025 per share).

In February 2005, the Company issued $57,400 face value of Convertible Notes to the Guarantor that are convertible into 11,480,000 shares of Common Stock (subject to conversion restrictions) in return for guaranteeing $180,000 of Senior Convertible Notes.

In February 2005 the Company issued a $6,000 unsecured convertible note to its Chief Financial Officer, in exchange for services rendered, that is convertible (subject to restrictions) at $.0075 declining to $.0025 at February 22, 2007. The forfeiture by the Chief Financial Officer of a $7,000 senior secured convertible note that was convertible into 700,000 shares was part of the transaction.

In February 2005 the Company issued $17,500 of unsecured convertible notes that are convertible into 7,000,000 shares of common stock, subject to restrictions, in exchange for $17,500 of board fees owed to two directors. The forfeiture by the directors of $17,500 of senior secured convertible notes that were convertible into 1,750,000 shares of stock and 750,000 shares of stock were part of the transaction.

In February 2005 the Company issued a $7,000 unsecured convertible note to an employee, in exchange for services rendered, which is convertible into common stock at $.0075 declining to $.0025 at February 22, 2007. The forfeiture by the employee of a $9,000 senior secured convertible note that was convertible into 900,000 shares was part of the transaction.

=======================================================================

In February 2005 the Company issued to its Chief Executive Officer: (1)(i) 25 shares of Series B Preferred stock (which are convertible into 625,000 shares of common, (ii) a senior secured convertible note, face value $190,000, which is convertible into 19,000,000 shares of common, and (iii) a $100,000 senior secured note due March 30, 2006, in exchange for a senior secured note for $484,698 owned by the Executive that had been in payment default since October 5, 2003, (2) 3,000,000 shares of S-8 stock in exchange for $30,000 past due to the Executive for services rendered, (3) a $110,000 senior secured convertible note that is convertible into 11,000,000 shares of common until May 15, 2006 at which time it becomes convertible into 22,000,000 shares of common if Executive has remained in the continuous employ of the Company throughout the entire period, in exchange for the settlement of amounts past due to the Executive for services rendered, and (4) a $150,000 senior secured note maturing on March 30, 2006 in exchange for the settlement of amounts past due to the Executive for services rendered.

In February 2005 the Company issued to its Senior Vice President of Research and Development: (1) a $12,500 unsecured convertible note that is convertible into 5,000,000 shares of common in exchange for the settlement of amounts past due to the Executive for services rendered, and (2) a $25,000 senior secured convertible note that is convertible into 10,000,000 shares of common in exchange for $5,290 of services rendered and the purchase of a senior note for $18,250 owned by the Executive

During the Month of March 2005, the Company issued 300,000 shares of common stock registered under its S-8 plan as payment for $3,000 of services rendered.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Subsequent Events

In April the Company issued (i) a $120,000 Senior Convertible Note in exchange for $120,000 received from a private investor. The Note pays interest of 10% per annum on a monthly basis, matures on May 1, 2006 and is covered by the Guaranty, (ii) a $5,000 unsecured convertible note that is convertible into 2,000,000 shares of common in exchange for $5,000 received from the private investor that purchased the $120,000 Note, and (iii) a $21,600 senior secured convertible note that is convertible into 4,320,000 shares of common to the Guarantor in exchange for guaranteeing the $120,000 Note discussed above.

=======================================================================

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.30*	Guaranty Agreement
10.31*	Mandaric Letter Agreement
10.32*	Addendum to Mandaric Letter Agreement
10.33*	Arabia Letter Agreement
10.34*	Brucker Letter Agreement
10.35*	Malasek Letter Agreement
10.36*	Scott Letter Agreement
10.37*	Huemoeller Letter Agreement

31.1	Certification by CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Office Pursuant to 18 U.S.C. Section 1350

* Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending December 31, 2004.

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2003.

=======================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2005	NATUREWELL, INCORPORATED

By: /S/ Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 23, 2005

/S/ Robert T. Malasek Robert T. Malasek	Treasurer, and Chief Financial Officer	May 23, 2005

=======================================================================