Form 10KSB
period 2005-06-30
NATUREWELL INC
filed 2005-10-12
CIK 945617

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 234-0222

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value (Title of Class)

     Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]     No   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $71,355.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 12, 2005 the aggregate market value was $591,106.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 12, 2005 the Company had issued and outstanding 118,221,228 shares of $0.01 par value common stock.

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

Background of Company

NatureWell, Incorporated (the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is engaged in the research and development of unique proprietary healthcare products intended for a variety of conditions. Currently the Company's primary focus is on the distribution and sale of its migraine medication, MIGRASPRAY(R), a homeopathic over-the-counter drug used for the treatment and prevention of migraine headaches. The Company intends to exclusively market MIGRASPRAY to healthcare professionals and directly to consumers. The Company has been testing its marketing strategy while it engages in restructuring/capital raising efforts. The completion of such efforts is necessary in order for the Company to fully implement its business plan. (see Note Q "Restructuring" in Notes to Financial Statements).

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

It is anticipated that a completion of the Company's restructuring/capital raising efforts will be needed before the Company can launch a full-scale effort of its marketing strategy.

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

Product Development

The Company's Senior Vice President of Research and Development researches new product concepts and ideas from a variety of sources.

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

*	Contains:	10 ml or 30 ml.
*	Indication:	For relief of headaches.
*	Directions:

Administer 10 full sprays under the tongue and hold for at least thirty seconds before swallowing. Dose can be repeated every 10 minutes if required, up to 6 doses. Use as needed or directed by physician.

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

The Company's Other Products

The Company has developed, or has under development, other products using its sublingual delivery system. All of these products are natural, fall within the category of either homeopathic drugs or dietary supplements and, thus, avoid the lengthy and expensive FDA approval processes. Sublingual (under the tongue) administration, is a method of delivering substances into the body in a manner that promotes direct absorption through the highly vascularized mucous membrane under the tongue, rather than through the digestive tract, thereby bypassing exposure to the liver and gastric system. Sublingual administration of the Company's specially prepared sprays is a fast acting and efficacious delivery method, promoting enhanced bioavailability and rapid metabolization. Many of the spray formulations are intended to be symptomatically efficacious in a manner of minutes.

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

ARTHRISPRAY (TM) - intended to prevent and relieve the pain and symptoms of arthritis. An estimated 70 million people suffer from arthritis in the United States.

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

Human Resources

The Company has three employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

ITEM 2.   PROPERTY

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 350 square feet and are currently leased on a month to month basis at $1,400 per month.

ITEM 3.   LEGAL PROCEEDINGS

At June 30, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

As discussed elsewhere in this Form 10-KSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

Currently the Company does not carry product liability insurance. Pending the outcome of the Company's restructuring efforts, and tests of its marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2005, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW

Fiscal Year 2002:
First Quarter	0.03	0.02
Second Quarter	0.06	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.01

Fiscal Year 2003:
First Quarter	0.21	0.075
Second Quarter	0.15	0.055
Third Quarter	0.087	0.045
Fourth Quarter	0.30	0.085

Fiscal Year 2004:
First Quarter	0.014	0.007
Second Quarter	0.014	0.005
Third Quarter	0.01	0.005
Fourth Quarter	0.01	0.005

Recent Sales of Securities

During the year ending June 30, 2005 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

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

In February 2005, the Company issued $57,400 face value of Convertible Notes to the Guarantor (see Note N) that are convertible into 11,480,000 shares of Common Stock (subject to conversion restrictions) in return for guaranteeing $180,000 of Senior Convertible Notes.

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

In April 2005 the Company sold a Senior Convertible Note, face value $120,000, and an unsecured convertible note, face value $5,000, to an individual investor in return for $125,000 in cash. The Senior Convertible Note pays interest monthly at the annual rate of 10%, is convertible into 4,800,000 shares of Common Stock and matures in May of 2006.The unsecured convertible note accrues interest at the annual rate of 4% and is convertible into 2,000,000 shares of Common Stock.

In April 2005 the Company issued $21,600 face value of Convertible Notes to the Guarantor (see Note N) that are convertible into 4,320,000 shares of Common Stock (subject to conversion restrictions) in return for guaranteeing $120,000 of Senior Convertible Notes.

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

Possible Volatility of Stock Price and Absence of Public Market Liquidity

The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of shipments to new retail outlets or new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2004 to June 30, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.014 to $0.005. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Limited Operating History

The Company has a limited operating history upon which an investor can evaluate its potential for future success. Although the Company commenced sales of MIGRASPRAY on a national level during the month of September 2001, to date, the Company has limited historical financial data upon which an investor can make an evaluation of its performance. Accordingly, the Company has limited historical financial information upon which an investor can base an evaluation of its performance or make a decision regarding an investment in shares of its common stock. The Company has generated an accumulated deficit of approximately $23.8 million through June 30, 2005. The Company's operations to date have progressed from research and development activities to the marketing and sale of MIGRASPRAY. Most, if not all, of the Company's other products are in developmental stage. Sales of MIGRASPRAY or future products the Company may introduce may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:

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

Concentrated Customer Base and Single Market Segment

The Company operates solely in one industry segment: the marketing and support of its homeopathic OTC drug used for the treatment and prevention of migraine headaches. The Company has no single customer from which it received in excess of 5% of gross revenues for the year ending June 30, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future

Market Acceptance of Future Products.

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

Capital Requirements.

The development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is an essential part of its restructuring and ability to continue as a going concern. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation (see Notes N and Q to Financial Statements). Assuming the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), the Company believes that capital raised together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing (including convertible debt). If such capital raising efforts are unsuccessful the Company would unlikely to be able to continue as a going concern. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

Rule 144 Stock Sales

As of June 30, 2005, the Company had approximately 59,701,535 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations.

In December of 2004 the Company began conducting a private placement offering of $1,250,000 (the "Maximum Offering Amount") of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of June 30, 2005 the Company had sold $300,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $300,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

In addition to the Private Placement, the Company is evaluating raising capital from institutional sources in amounts greater than the Maximum Offering Amount. The Company believes that it is likely that it will need capital in an amount greater than the amount of funding contemplated by the Private Placement to fully implement its business strategy. There can be no assurance that the Company will timely complete either its financing efforts or other aspects of its restructuring, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its financing efforts, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its research and development activities with respect to MIGRASPRAY, to the extent that such product is being marketed currently, and its initial research and development activities with respect to ALLERSPRAY II, PMS SPRAY, ARTHRISPRAY and ANTI-OXY SPRAY to the extent that such products can be produced and distributed in the future. The Company through the efforts of Dr. Brucker, Senior Vice President, Research and Development, is involved in research for the development of novel products, including, but not limited to, a natural sedative, a treatment for general aches and pains and other treatments for a variety of conditions. The Company plans to conduct clinical trials, doctor and laboratory tests and market analyses for such new products when appropriate and to continue clinical testing and analyzing certain existing products. The Company holds two patents and has one patent pending.

FINANCIAL RESOURCES

At June 30, 2005 and 2004, the Company had current assets of $80,138 and $ 28,393 including cash of $59,682 and $1,687, respectively. At June 30, 2005, current assets included inventory valued at $18,861 and prepaid expenses of $1,009. At June 30, 2005 and 2004 the Company had total assets of $427,717 and $377,309, respectively including inventory valued at $331,123.

Gross sales for the years ended June 30, 2005 and 2004 were $71,355 and $97,110, respectively. Costs and expenses for the years ended June 30, 2005 and 2004 were $761,899 and $1,088,121 resulting in a loss from operations of $690,544 and $996,229, respectively.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company may add employees over the next twelve months if it is successful in its restructuring/capital raising efforts. If any anticipated employee positions are to be filled they will likely be at the sales and marketing staff level. The Company operates with three employees.

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

FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $71,355 for the year ended June 30, 2005, compared with $97,110 in gross sales for the same period ending June 30, 2004. This represented a decrease of $25,755 or 26.5% in gross sales from the year before. The sales decrease is primarily attributable to slow product movement due to lack of financing necessary to provide marketing support for the Company's product. The Company also had product returns of $0 for the year ending June 30, 2005.

The Company experienced a net loss of $363,972 for the twelve-month period ended June 30, 2005, compared with a net loss of $313,421 for the same period ended June 30, 2004. This represents an increase of $50,551 or 16.1% from the prior year. A substantial portion of the decrease in net loss is attributable to income derived from the forgiveness of debt and accrued expenses and liabilities as well as decreased selling, general and administrative, marketing, and advertising costs.

The Company had a gross profit margin for the year ended June 30, 2005 of 81.6% or $58,231. The Company's cost of products sold for the years ended June 30, 2005 and 2004 was $13,124 and $195,559, respectively. The Company expects product cost as a percentage of gross sales to decrease as the Company increases its sales through the use of direct and other marketing.

Consulting fees totaled $98,900 for the year ended June 30, 2005, compared with $71,756 for the same period ending June 30, 2004. This represented an increase of $27,144 or 37.8% from the prior year. Marketing and advertising cost totaled $8,698 for the year ended June 30, 2005, compared to $31,683 for the same period ending June 30, 2004. Selling, general and administrative expenses incurred by the Company were $634,360 for the year ended June 30, 2005, compared with $779,553 for the same period ended June 30, 2004. This represented a decrease of $145,193 or 18.6% from the prior year. The decrease is due primarily to reduced salaries, workforce, legal fees and the waiver by officers of salaries and benefits due to such officers.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of convertible notes, revenue from sales and cash advances from its Chief Executive Officer, James R. Arabia. Assuming a successful completion of an acceptable restructuring/capital raising effort the Company anticipates that the proceeds from future sale of equity and/or debt securities (including convertible debt) together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will successfully complete a satisfactory restructuring plan and financing effort, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company being unable to continue as a going concern. (See also "PLAN OF OPERATIONS")

Financial Resources

The Company had as of June 30, 2005 $59,682 in cash. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2005, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

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

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	17

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2005 and 2004	18

Consolidated Statements of Operations for the years ended June 30, 2005 and 2004.	19

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended June 30, 2005 and 2004.	20

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004.	21

Notes to Consolidated Financial Statements	22 - 35

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of NatureWell, Inc.

We have audited the accompanying consolidated balance sheets of NatureWell, Inc. as of June 30, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NatureWell, Inc. as of June 30, 2005 and 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the consolidated financial statements, the Company's losses from operations raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra ARMANDO C. IBARRA, CPA

October 10, 2005
Chula Vista, Ca. 91910

371 "E" Street, Chula Vista, CA 91910
Tel:(619)422-1348	Fax: (619)422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30, 2005	As of June 30, 2004

ASSETS

Current Assets
Cash	$59,682	$1,687
Accounts receivable	586	480
Inventory	18,861	25,850
Prepaid expenses	1,009	376

Total Current Assets	80,138	28,393

Net Property & Equipment	14,901	15,338

Other Assets
Inventory	331,123	331,123
Other assets	1,555	2,455

Total Other Assets	332,678	333,578

TOTAL ASSETS	$427,717	$377,309

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$274,322	$225,238
Accrued expenses	53,039	84,498
Accrued litigation costs	130,170	156,262
Loans payable	436,910	13,042
Current portion of long-term debt	50,201	501,205
Due to officers	273,786	566,559

Total Current Liabilities	1,218,428	1,546,803

Long-Term Liabilities
Long term payables	-	110,013
Unsecured convertible notes	42,776	27,182
Senior secured notes	155,356	157,632
Subordinated secured notes	1,414,942	1,299,477
Senior secured convertible notes	1,260,183	654,068
DTI convertible notes	-	797,268

Total Long-Term Liabilities	2,873,257	3,045,640

TOTAL LIABILITIES	$4,091,685	$4,592,444

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 75 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 118,221,228 and 117,629,795 shares issued and outstanding as of June 30, 2005 and June 30, 2004, respectively)	1,182,214	1,176,300
Additional paid-in capital	18,770,209	18,700,269
Less: Notes receivable officers	(120,965)	(208,734)
Accumulated deficit	(23,495,427)	(23,882,971)

Total Stockholders' Deficit	(3,663,968)	(4,215,135)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$427,717	$377,309

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Tweleve Months Ended
	June 30, 2005	June 30, 2004

Revenues
Gross Sales	$71,355	$97,110
Discounts	-	-
Returns	-	(5,218)

Net Sales	71,355	91,892

Costs and Expenses
Costs of goods sold (includes $179,370 inventory write down for June 30, 2004)	13,124	195,559
Selling general & administrative	634,360	779,553
Marketing & advertising	8,698	31,683
Consulting services	98,900	71,756
Depreciation and amortization	6,465	6,894
Research & development	352	2,677

Total Costs and Expenses	761,899	1,088,121

Loss From Operations	(690,544)	(996,229)

Other Income & (Expenses)
Other expense	(7,709)	(40,098)
Other income	606,194	951,409
Interest income	4,940	20,523
Interest expense	(219,374)	(195,016)

Total Other Income & (Expenses)	384,051	736,818

Net Loss before loss from discontinued operations	(306,493)	(259,411)

Loss from discontinued operations	(56,479)	(53,010)

Net Income (Loss) Before Taxes	(362,972)	(312,421)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(363,972)	$(313,421)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	118,314,881	113,284,803

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2005 and 2004

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Unearned/ Compensation & Officers Notes Receivable	Preferred Stock	Accumulated Deficit	Total

Balance, June 30, 2003	112,909,205	1,129,093	18,851,983	(652,061)	1	(23,569,551)	(4,240,534)

Shares issued to officers	2,072,143	20,721	10,382	-	-	-	31,103

Employee stock compensation	291,600	2,916	1,062	-	-	-	3,978

Share issuance of stock for services	7,906,847	79,068	51,968	-	-	-	131,036

Rescission of share issuance	(6,750,000)	(67,500)	(253,125)	320,625	-	-	-

Share issuances for converted notes	1,200,000	12,000	38,000	-	-	-	50,000

Notes receivable officers applied against payable	-	-	-	122,702	-	-	122,702

Net loss, June 30, 2004						(313,421)	(313,421)

Balance, June 30, 2004	117,629,795	$1,176,300	$18,700,269	$(208,734)	$1	$(23,882,972)	$(4,215,136)

Employee stock compensation	958,100	9,581	-	-	-	-	9,581

Share issuance of stock for services	883,333	8,833	-	-	-	-	8,833

Rescission of share issuance	(4,250,000)	(42,500)	(42,500)	87,769	-	-	-

Shares issued to officers	3,000,000	30,000	-	-	-	-	30,000

Distribution of net assets of Diagnostech share	-	-	112,440	-	-	751,517	866,726

Net loss, June 30, 2005						(363,972)	(363,972)

Balance, June 30, 2005	118,221,228	1,182,214	18,770,209	(120,965)	1	(23,495,427)	(3,663,968)

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(363,972)	$(313,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,465	6,894
Accrued interest income	(4,940)	(20,523)
Accrued interest expense	212,093	195,868
Issuance of stock for services	18,414	185,865
Officer shares issued for compensation	30,000	11,103
Loss from discontinued operation	56,479	53,010
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(106)	8,356
(Increase) decrease in inventory	6,989	207,381
(Increase) decrease in prepaid expenses	(633)	1,808
(Increase) decrease in other assets	900	49,763
Increase (decrease) in accrued litigation	(26,092)	(350,631)
Increase (decrease) in due to officers	(292,773)	(725,002)
Increase (decrease) in accrued expenses	(31,459)	(136,416)
Increase (decrease) in accounts payable	49,084	(351,303)

Net cash provided by (used in) operating activities	(339,551)	(1,177,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(6,028)	(1,607)

Net cash provided by (used in) investing activities	(6,028)	(1,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	-	(4,056)
Notes issued for services	98,574	499,500
Notes issued for accounts payable	-	484,443
Notes issued for cash	305,000	-
Proceeds from loans payable	-	200,000

Net cash provided by (used in) financing activities	403,574	1,179,887

Net increase (decrease) in cash	57,995	1,032

Cash at beginning of period	1,687	655

Cash at end of period	$59,682	$1,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$7,281	$217

NON-CASH ACTIVITIES

Stock issued for services	$48,414	$136,138

Notes issued for services and accounts payable	$-	$983,943

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2005 also holds a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI").

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2005 and 2004.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to generally accepted accounting principles ("GAAP').

REVENUE RECOGNITION AND TRADE SPENDING:

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

For the period ending June 30, 2004 the Company wrote down its raw materials inventory of $162,000 because the Company had either disposed of such materials or was unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by its former subsidiary, Diagnostech, which are no longer usable. The Company also adjusted $14,522 for display inventory for which the Company disputed payment.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs for the years ending June 30, 2005 and 2004 of $8,698 and $31,684, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $6,465 and $6,894 for the years ended June 30, 2005 and 2004, respectively.

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

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 20,965

		5,000,000	$100,000		$ 20,965

The note listed above matures on April 15, 2006. The note is collateralized by amounts due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits, which amount owed to the Maker exceeds the amount due from that individual under the note.

The receivable of $120,865, which includes related interest of $20,965, is reflected as a contra equity in the financial statements.

D.  FORMATION OF SUBSIDIARIES:

DIAGNOSTECH, INC.:

In September 1998, the Company incorporated DiagnosTech, Inc. (DTI). DTI was formed to develop and market clinical diagnostic products using immunology and molecular biologic technologies purchased from Amtech Scientific, Inc. (ATS) a company formerly owned and founded by a former officer of the Company. In June of 2005 the board of directors determined that there were no realistic opportunities for DTI to establish a viable business and the Company surrendered all shares that it owned in DTI back to its treasury for no consideration. As a result of the transaction DTI is no longer a subsidiary of the Company as the Company has no ownership interest in DTI. As such, the Company no longer shows a liability for debentures issued by DTI as a liability on its balance sheet. The debentures had previously appeared on the Company's consolidated balance sheet as required under the rules of consolidation stated in paragraph 3 of ARB 51. The Company had no responsibility to pay either the principal or interest on the debentures and was neither an obligor nor guarantor of the debentures.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

E.  INVENTORY:

Inventory as of June 30, 2005 and 2004 is comprised of the following:

	2005	2004

Healthcare products	$ 18,861	$ 25,850
Contact lenses	-	-
Raw materials	-	-
Other Assets
Healthcare Products	331,123	331,123

	$ 349,984	$ 356,973

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

For the period ending June 30, 2004 the Company wrote down its raw materials inventory of $162,000 because the Company had either disposed of such materials or was unable to determine whether the materials would be usable in the future. In addition the Company wrote down $17,500 in healthcare products owned by its former subsidiary, Diagnostech, which are no longer usable. The Company also adjusted $14,522 for display inventory for which the Company disputed payment.

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

G.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2005 and 2004 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of June 30, 2005 9,790,890 shares were issued under the Plan. At October 13, 2004 9,790,890 shares were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $39,581 (including officers) and $35,081 for the years ending June 30, 2005 and June 30, 2004 respectively. Of the $39,581 for June 30, 2005, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $8,833 and $131,036 for the years ending June 30, 2005 and June 30, 2004 respectively.

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

I.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of June 30, 2005 and 2004 consist of the following:

	2005	2004

Loans payable with annual interest varying from 8 to 10%	$ 436,910	$ 13,042

Current Portion of Long Term Notes Payable (2004 includes $454,851 due to officer):	50,201	501,205

	$ 487,111	$ 514,247

Loans payable consists of (i) an unsecured note totaling $14,108 including interest due thereon of $2,839 (this note is held by a former consultant to the Company accruing at 8%, which began amortizing on October 5, 2004 and is paid in 12 equal installments no payments have been made as of the date of this filing), (ii) a senior secured convertible note for $120,000 which is due in May of 2006, and (iii) four senior secured notes totaling $302,802, including interest of $2,802 accrued thereon, due and each payable on March 30, 2006.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $50,201 (including accrued interest of $10,200 thereon).

J.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on January 15, 2006. The Company's base rent under the lease is $1,000 per month through September 15, 2004 and $1,400 through January 15, 2006.  Office rent and incidental expense was $34,018 and $547,234 for the years ending June 30, 2005 and 2004, respectively. Future minimum lease payments as of June 30, 2005:

Year Ending June 30,	Operating Lease

2005	$ 1,000

Total minimum lease payments	$ 1,000

K.  DTI CONVERTIBLE DEBENTURES:

During 1999, the Company's former subsidiary DTI conducted a convertible debt offering for a maximum amount of $4,000,000. A total of $571,000 was received from the offering. As a result of the Company's disposition of DTI (see Note D) the Company no longer shows a liability for debentures issued by DTI on its balance sheet. The debentures had previously appeared on the Company's consolidated balance sheet as required under the rules of consolidation stated in paragraph 3 of ARB 51. The Company had no responsibility to pay either the principal or interest on the debentures and was neither an obligor nor guarantor of the debentures.

L.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 31, 2005 and June 30, 2004 consist of the following:

	June 2005	June 2004

Subordinated Secured notes, with annual interest varying from 8% to 10%.	1,414,941	1,299,477

Senior Secured Notes, with annual interest of 8%	155,356	157,632

Subordinated Convertible Notes, with annual interest of 8%	42,776	27,182

Senior Secured Convertible Notes, with annual interest of 8%	1,260,183	654,068

	$ 2,873,257	$ 2,138,359

The subordinated secured notes totaling $1,414,941 include interest accrued thereon of $356,013. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $155,356 include interest accrued thereon of $14,872. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate of 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The unsecured convertible notes totaling $42,776 include interest accrued thereon of $3,973 and are convertible, in the aggregate, into 6,695,522 shares of common stock at the option of the holder. The senior secured convertible notes totaling $1,260,183 include interest accrued thereon of $75,162 and convert into 50,964,926 shares of common stock at the holders' option.

The senior convertible notes totaling $1,260,183 include interest accrued thereon of $75,162, are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.In the aggregate the senior convertible notes are convertible into 121,814,926 shares of Common Stock at the option of the holder.

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

- 29 -

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

At June 30, 2005 the Company's Due to Balance owed to its Chief Executive Officer was $141,253. The Company also owes the Executive $753,488 pursuant to various senior secured notes, including interest thereon as follows: (i) $200,931 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $552,557.

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

Litigation and Legal Proceedings

At June 30, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Increase of Authorized Capital Stock

The Company will need to increase its authorized capital stock in order to issue additional common stock (and to have stock available for instruments that convert into common stock) in an amount adequate to meet its capital needs and commitments. Currently the Company has authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of June 30, 2005 there were 118,221,228 common shares outstanding and 75 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities as well as the conversion rights of Senior Convertible Notes being offered and other anticipated capital needs, the Company will need to increase the amount of authorized common stock. Therefore the Company intends to achieve an increase in its authorized common and/or other capital stock. Although the Company believes that it will achieve an increase in its authorized stock, there can be no assurance that such an increase will be achieved.

Required Payments to Guarantor

As consideration for entering into the Guaranty Agreement (see Footnote Q) the Company is required to pay to the Guarantor a fee of; (i) a $25,000 senior secured convertible note, and (ii) $900 of senior secured convertible notes for each $5,000 face value of Senior Convertible Notes sold by the Company (together the "Convertible Note(s)"). Each Convertible Note shall; (a) have a lien on all of the Company's assets, and will be equal in priority with all of the Company's other senior debt, (b) accrue (but not pay current) interest at the annual rate of four percent (4%), (c) mature on October 1, 2010, and (d) be convertible into common stock of the Company at a Conversion Price of $.005. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

O.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2004 and 2003 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	June 30, 2005	June 30, 2004

Current income taxes	$ 4,000	$ 4,000
Deferred income taxes

Provision for income taxes	$ 4,000	$ 4,000

The Company's total deferred tax asset as of June 30, 2005 is as follows:

Net operating loss carry-forward	$ 7,048,268
Valuation allowance	(7,048,268)

Net deferred tax asset	$ -

As of June 30, 2005, the Company had net operating loss carry-forwards totaling approximately $16,446,799 for federal and $7,401,060 for state, before any limitations. The carry-forwards expire through 2025 for federal and 2010 for state.

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

P.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the year ending June 30, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

Q.  RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note L for a description of the notes). At June 30, 2005 approximately $1,414,941 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Note N - "Unsecured Creditors").

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 the Company began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest. As of June 30, 2005 the Company had sold $300,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $300,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

In addition to the Private Placement, the Company is evaluating raising capital from institutional sources in amounts greater than the Maximum Offering Amount. The Company believes that it is likely that it will need capital in an amount greater than the amount of funding contemplated by the Private Placement to fully implement its business strategy. There can be no assurance that the Company will timely complete either its financing efforts or other aspects of its restructuring, or that if both goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its financing efforts, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2005 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $1,917,071 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

The Company is in various stages of development on a number of products and is actively attempting to market its migraine relief product nationally. As a result of capital constraints the national marketing of its migraine relief product has been very limited, and the Company has experienced slow sales to date. The Company believes its ability to build upon the current sales levels is enhanced by (i) the efficacy of its migraine product, MIGRASPRAY, as demonstrated by clinical trial results, (ii) the addition of new management, (iii) the implementation of the Company's marketing strategy, and (iv) continued growth of it's distribution platform.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's Chief Executive Officer is also the Chief Financial Officer ("Certifying Officers") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective to ensure that all material information required to be filed in this 10-KSB have been made known to him in a timely fashion. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

CHANGE OF CHIEF FINANCIAL OFFICER

Effective May 23, 2005 the Company's Chief Financial Officer, Robert T. Malasek, resigned from his position. James R. Arabia, the Company's Chief Executive officer, assumed the role of Chief Financial Officer on an interim basis. At such time as the Company is able to raise capital and expand its business it intends to seek an individual to assume the position of Chief Financial Officer.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

Name	Age	Position

James R. Arabia	48	Chairman, President, Chief Executive Officer, and Chief Financial Officer

Donald Brucker, O.D.	72	Director, Senior Vice President of Research and Development

Timothy R. Scott, PhD.	53	Director

John W. Huemoeller	49	Director

JAMES R. ARABIA

Mr. Arabia assumed the role of Chairman of the Board of Directors in January 2002, and became President and Chief Executive Officer of the Company during September 2001 and Chief Financial Officer in May of 2005. From February 1997 through June 2000, Mr. Arabia served as Chairman, Chief Executive Officer and President of ICH Corporation, an American Stock Exchange listed company. During Mr. Arabia's tenure, ICH grew from a non-operational company to becoming the parent company of various subsidiaries that owned and operated 265 fast food and family dining restaurants, generating approximately $245 million in revenues and employing approximately 7,800 people. From 1982 through 1997, Mr. Arabia provided financial advisory and investment banking services to a variety of private clients.

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

JOHN W. HUEMOELLER

Mr. Huemoeller is the CEO and founder of Humware Media Corp. ("Humware"), a company engaged in publishing and diversified sports media. Prior to forming Humware in 1996 Mr. Huemoeller spent approximately 14 years in the securities industry as a registered representative and registered principal

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Both Mr. Huemoeller and Dr. Scott are Class 1 Directors, Mr. Arabia is a Class 2 Director, and Dr. Brucker is a Class 3 Director.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2005.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants	Founders Stock DTI

James R. Arabia	2004(3)	$250,000	-	-	-	-	-
Chief Executive Officer	2003(2)	(406,250)	$132,941	$9,000	-	-	-
	2002(1)	339,583	330,000	12,000	-	-	-

Donald Brucker	2004(3)	$99,170	-	-	-	-	-
Former Sr. VP of R&D	2003(4)	(116,780)	-	-	-	-	-
	2002	175,000	-	-	-	-	-

Robert T. Malasek	2004	$45,000	-	-	-	-	-
Former Chief Financial Officer	2003	48,600	$7,000(5)	-	-	-	-
	2002	50,000	5,000	-	-	-	-

Ken J. Yonika, CPA	2004	-	-	-	-	-	-
Former Chief Financial Officer	2003	-	-	-	-	-	-
	2002	-	-	$110,000	-	-	-

Jason J. Belice, Esq.	2004	-	-	-	-	-	-
General Counsel and VP of Business Affairs	2003	-	-	-	-	-	-
	2002	$74,941	-	-	-	-	-

(1)

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

(2)

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

(3)			Accrued but not paid.

(4)			Negative amount shown for 2003 salary represents the net effect of Executive waiving/forgiving $227,701 of salary that had accrued to him through June 30, 2004.

(5)			Includes $7,000 paid with 700,000 shares of restricted common stock.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	-	0.0%	$ -	N/A	$ -
Donald Brucker O.D.	(1)	$ -	-	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2005 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Donald Brucker O.D.	(1)	-	-	-	-

(1)		There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

NAME	FISCAL YEAR ISSUED	Director fees	# OF SHARES	$ VALUE OF GRANT

Timothy R. Scott, PhD	2004(1)	$(12,167)	-	-
	2003(1)	$ 12,167	-	-
	2002(1)	$ 15,000	-	-

John W. Huemoeller	2004(2)	$ (3,750)	-	-
	2003(2)	$ 15,000	-	-
	2002(2)	$ 1,250	-	-

(1)

Director fees shown for Dr. Scott consist of a $10,000 convertible note, which is convertible into 4,000,000 shares of restricted common stock at the holder's option. The negative income shown for 2004 reflects the fact that Dr. Scott waived director fees that had been accrued in previous years.

(2)

Director fees shown for Mr. Huemoeller consist of a $7,500 convertible note, which is convertible into 3,000,000 shares of restricted common stock at the holder's option. The negative income shown for 2004 reflects the fact that Mr. Huemoeller waived director fees that had been accrued in previous years.

EMPLOYMENT CONTRACTS

James R. Arabia, Chairman, President, and Chief Executive Officer

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2005 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

(i) each person known to the Company to beneficially own more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers named in the Summary Compensation Table above, and (iv) all directors and officers of the Company as a group. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws, where applicable. Percentage ownership assumes all warrants and options of listed person exercised and all other warrant and options unexercised. Total shares issued and outstanding for calculation of percentage ownership are 118,221,228.

Name and Address	Amount	Percent

James R. Arabia (1)(2)(3) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	52,037,743	31.5%

Financial Acquisition Partners, LP (4) 4019 Goldfinch Street, Suite 474 San Diego, CA 92103	16,750,000	13.0%

Lowell Blankfort (5) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	22,526,653	8.7%

Donald Brucker, O.D. (1)(6) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	27,529,360	19.9%

Timothy R. Scott, PhD (1)(7) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	4,000,000	3.3%

John W. Huemoeller (1)(8) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	3,000,000	2.5%

Milan Mandaric (1)(9) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	15,800,000	12.0%

All directors and executive officers as a group (four individuals)	86,567,103	45.1%

- 39 -

(1)

Includes convertible securities which are restricted from exercising their conversion rights until certain conditions are met pursuant to an agreement between the owner and the Company (see section 7 of the Arabia Letter Agreement under Note M to the Financial Statements for a description of the type of conditional restriction on conversion that governs the owner of the convertible securities).

(2)

Does not include 5,750,000 shares held by Financial Acquisition Partners, LP ("FALP"), a partnership for which Mr. Arabia is the sole General Partner. Mr. Arabia claims sole investment and voting power with regard to the 5,750,000 shares.

(3)

Includes 75 shares of Series B Convertible Preferred Stock which converts into 1,875,000 shares of common stock,(see Item 12. "PREFERRED STOCK"). Also includes the effect of $450,000 face value of senior secured convertible notes owned by Mr. Arabia, which are convertible into 45,000,000 shares of common stock.

(4)	Includes the effect of a $110,000 face value senior secured convertible note owned by Financial Acquisition Partners which is convertible into 11,000,000 shares of common stock.

(5)

Includes the effect of $325,000 face value of convertible notes owned by Mr. Blankfort in either the Blankfort Trust or Blankfort Unlimited, Inc. Such notes are convertible into 17,755,224 shares ofcommon stock.

(6)

Includes the effect of $87,500 aggregate face value of convertible notes owned by Dr. Brucker which are convertible into 20,000,000 shares of common stock. Also includes 7,529,360 shares owned by A.K. Trust, for which Dr. Brucker claims beneficial interest. Dr. Brucker along with his wife is co-trustee of the AK Trust (see also Note M to Financial Statements).

(7)

Includes the effect of a $10,000 face value convertible note owned by Dr. Scott which is convertible into 4,000,000 shares of common stock. Does not include 2,868,781 shares that were transferred from Mr. Arabia to DHP, Inc., a Christian non-profit 501(c)3 corporation, for which Dr. Scott serves as president (see also Note M to Financial Statements).

(8)	Includes the effect of a $7,500 face value convertible note owned by Mr. Huemoeller, which is convertible into 3,000,000 shares of common stock (see also Note M to Financial Statements).

(9)

Includes the effect of $79,500 face value of senior secured convertible notes owned by Mr. Mandaric, which are convertible into 15,800,000 shares of common stock. Does not include 5,750,000 shares owned by FALP of which Mr. Mandaric is the sole limited partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

PREFERRED STOCK

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

ITEM 13(a). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

(a)	The following documents are filed as part of this report:

	1.	Financial Statements, as set forth on the attached index to Financial Statements.

	2.	Exhibits, as set forth on the attached Exhibit Index.

ITEM 13(b). REPORTS ON FORM 8-K

None.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.5**	2004 Incentive Stock Bonus and Option Plan

10.4******	Morgan & Sampson, Inc. Distribution Service Agreement

10.6*****	Employment Agreement for James R. Arabia.

10.7*****	Employment Agreement for Donald Brucker.

10.8*****	Consulting Agreement for Timothy J. Connor.

10.9****	Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.10****	Security Agreement for Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.12*****	Stock Issuance Agreement for Donald Brucker with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.13*****	Stock Issuance Agreement for Timothy J. Connor with Exhibit A "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.14*****	Stock Issuance Agreement for Timothy R. Scott with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.15*****	Stock Issuance Agreement for David A. Gotz with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.16*****	Stock Issuance Agreement for Jason J. Belice with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.17*****	Stock Issuance Agreement for Alan S. Udin with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.18****	Amended and Restated Security Agreement dated September 2, 2003 with Exhibit A (January 28, 2002 Security Agreement), Exhibit B (October 5, 2002 Security Agreement).

10.19****	Intercreditor agreement dated September 2, 2003 with Exhibit A (asset description).

10.20***	Term Sheet between NatureWell, Incorporated and Alan S. Udin dated November 15, 2003.

10.21***	Term Sheet between NatureWell, Incorporated and Timothy R. Scott dated November 15, 2003.

10.22***	Form of Senior Note issued as part of Company Restructuring.

10.23***	Form of Senior Convertible Note issued as part of Company Restructuring and Private Placement.

10.24***	Form of Subordinate Note issued as part of Company Restructuring.

10.25***

Form of Security Agreement securing Senior Notes issued as part of Company Restructuring (Security Agreement used for all debts and obligations, however incurred, payable by the Company to James R. Arabia previously reported as Exhibit 10.18 to June 30, 2003 10-K).

10.26***	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement.

10.27***	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring.

10.28***	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring.

10.29**	Amended and Restated Employment Contract Between NatureWell, Incorporated and James R. Arabia dated July 1, 2004.

10.30*	Guaranty Agreement.

10.31*	Mandaric Letter Agreement.

10.32*	Addendum to Mandaric Letter Agreement.

10.33*	Arabia Letter Agreement.

10.34*	Brucker Letter Agreement.

10.35*	Malasek Letter Agreement.

10.36*	Scott Letter Agreement.

10.37*	Huemoeller Letter Agreement.

23.1	Consent of Armando C. Ibarra, CPA, dated October 11, 2005, filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending March 31, 2005.

**	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 14, 2004.

***	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending December 31, 2003.

****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB-A filed on October 15, 2003.

*****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2002.

******	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2005	NATUREWELL, INCORPORATED

By: /S/ James R. Arabia James R. Arabia Chief Executive Officer and Chief Financial Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James Arabia James R. Arabia	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	October 12, 2005

