Form 10QSB
period 2005-09-30
NATUREWELL INC
filed 2005-11-18
CIK 945617

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2005

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 18, 2005 the Company had issued and outstanding 118,221,228 shares of $.01 par value common stock.

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

We have reviewed the accompanying consolidated balance sheet of NatureWell, Inc. as of September 30, 2005 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months ended September 30, 2005 and 2004. These interim financial statements are the representation of the Company's management.

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

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC
Chula Vista, California November 18, 2005

371 E Street, Chula Vista, Ca. 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of September 30,, 2005	As of June 30, 2005

	(unaudited)
Current Assets
Cash	$5,520	$59,682
Accounts receivable	745	586
Inventory	17,640	18,861
Prepaid expenses	-	1,009

Total Current Assets	23,905	80,138

Net Property & Equipment	13,143	14,901

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$369,726	$427,717

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$267,291	$274,322
Accrued expenses	57,191	53,039
Accrued litigation costs	130,170	130,170
Loans payable	440,221	436,910
Current portion of long-term debt	51,205	50,201
Due to officers	344,602	273,786

Total Current Liabilities	1,290,680	1,218,428

Long-Term Liabilities
Unsecured convertible notes	43,631	42,776
Senior secured notes	157,656	155,356
Subordinated secured notes	1,443,962	1,414,942
Senior secured convertible notes	1,275,635	1,260,183

Total Long-Term Liabilities	2,920,884	2,873,257

TOTAL LIABILITIES	$4,211,564	$4,091,685

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 75 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 118,221,228 and 117,629,795 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively)	1,182,214	1,182,214
Additional paid-in capital	18,770,209	18,770,209
Less: Notes receivable officers	(122,200)	(120,965)
Accumulated deficit	(23,672,062)	(23,495,427)

Total Stockholders' Deficit	(3,841,838)	(3,663,968)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$369,726	$427,717

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004

Revenues
Gross Sales	$13,258	$15,036
Discounts	-	-
Returns	-	-

Net Sales	13,258	15,036

Costs and Expenses
Costs of goods sold	1,303	2,805
Selling, general & administrative	116,143	169,121
Marketing & advertising	2,368	1,936
Consulting services	7,500	3,000
Depreciation and amortization	1,758	1,471
Research & development	2,000	0

Total Costs and Expenses	131,072	178,333

Loss From Operations	(117,814)	(163,297)

Other Income & (Expenses)
Other expense	-	-
Other income	-	-
Interest income	1,235	6,638
Interest expense	(59,057)	(64,068)

Total Other Income & (Expenses)	(57,822)	(57,430)

Net Loss before loss from discontinued operations	(175,635)	(220,727)

Loss from discontinued operations	-	(13,952)

Net Income (Loss) Before Taxes	(175,635)	(234,679)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(176,635)	$(235,679)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	118,221,228	117,794,320

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended
	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(176,635)	$(235,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,758	1,471
Accrued interest income	(1,235)	(6,638)
Accrued interest expense	51,943	64,068
Issuance of stock for services	-	4,103
Officer shares issued for compensation	-	2,478
Loss from discontinued operations	-	13,952
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(159)	(165)
(Increase) decrease in inventory	1,221	1,004
(Increase) decrease in prepaid expenses	1,009	-
Increase (decrease) in due to officers	70,815	131,554
Increase (decrease) in accrued expenses	4,152	18,805
Increase (decrease) in accounts payable	(7,031)	5,134

Net cash provided by (used in) operating activities	(54,162)	87

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(470)

Net cash provided by (used in) investing activities	-	(470)

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(54,162)	(383)

Cash at beginning of period	59,682	1,687

Cash at end of period	$5,520	$1,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$7,114	$-

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$-	$6,581

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2005, and the results of its operations and cash flows for the three-month period ended September 30, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2005 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2005.

B.  NOTES RECEIVABLE FROM OFFICERS

Notes Receivable for Acquisition of Common Stock:

The following table details stock issuances to current and former officers, directors and employees of the Company in exchange for notes receivable. The notes accrue interest at the rate indicated in the table below.

Officer	Issue Date	# of Shares	Note Amount	Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$22,200

		5,000,000	$100,000		$22,200

The note listed above matures on April 15, 2006. The note is collateralized by amounts due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits, which amount owed to the Maker exceeds the amount due from that individual under the note.

The receivable of $122,200, which includes related interest of $22,200 is reflected as a contra equity account in the financial statements.

Interest income related to the note receivable was $1,235 and $ 4,940 for the period ending September 30, 2005 and June 30, 2005, respectively.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

D.  INVENTORY:

Inventory as of September 30, 2005 and June 30, 2004 is comprised of the following:

	September 30, 2005	June 30, 2005

Healthcare products	$17,640	$18,861
Other Assets
Healthcare Products	331,123	331,123

	$348,763	$349,984

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

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of September 30, 2005 and June 30, 2005 consists of 250,000, respectively, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It allows for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of September 30, 2005 9,790,890 shares were issued under the Plan. At November 18, 2005 9,790,890 shares were issued under the Plan. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123.

Total compensation cost recognized in income for stock-based employee compensation was $0 (including officers) and $39,581 for the periods ending September 30, 2005 and June 30, 2005 respectively. Of the $39,581 for June 30, 2005, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $0 and $8,833 for the periods ending September 30, 2005 and June 30, 2005 respectively.

G.  PREFERRED STOCK:

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

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of September 30, 2005 and June 30, 2005 consist of the following:

	September 30, 2005	June 30, 2005

Loans payable with annual interest varying from 8 to 10%	$ 440,221	$ 436,910

Current Portion of Long Term Notes Payable:	51,205	50,201

	$ 491,426	$ 487,111

Loans payable consists of (i) an unsecured note totaling $14,390 including interest due thereon of $3,121 (this note is held by a former consultant to the Company accruing at 8%, which began amortizing on October 5, 2004 and is paid in 12 equal installments no payments have been made as of the date of this filing), (ii) a senior secured convertible note for $120,000 which is due in May of 2006, and (iii) four senior secured notes totaling $305,831, including interest of $5,831 accrued thereon, due and each payable on March 30, 2006.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $51,205 (including accrued interest of $11,204 thereon).

I.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on January 15, 2006. The Company's base rent under the lease is $1,000 per month through September 15, 2004 and $1,400 through January 15, 2006.  Office rent and incidental expense was $ 3,200 and $34,018 for the period ending September 30, 2005 and June 30, 2005, respectively. Future minimum lease payments as of September 30, 2005:

September 30,	Operating Lease

2005	$ -

Total minimum lease payments	$ -

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of September 30, 2005 and June 30, 2005 consist of the following:

	September 2005	June 2005

Subordinated Secured notes, with annual interest varying from 8% to 10%.	1,443,962	1,414,942

Senior Secured Notes, with annual interest of 8%	157,656	155,356

Unsecured Convertible Notes, with annual interest of 8%	43,631	42,776

Senior Secured Convertible Notes, with annual interest of 8%	1,275,653	1,260,183

	$ 2,920,885	$ 2,873,257

The subordinated secured notes totaling $1,443,962 include interest accrued thereon of $385,033. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu (equal in rank and priority) with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $157,656 include interest accrued thereon of $17,172. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate of 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The unsecured convertible notes totaling $43,631 include interest accrued thereon of $4,831 and are convertible, in the aggregate, into 6,695,522 shares of common stock at the holder's option.

The senior convertible notes totaling $1,275,653 include interest accrued thereon of $90,614, are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.In the aggregate the senior convertible notes are convertible into 121,814,926 shares of Common Stock at the holder's option.

K.  RELATED PARTY TRANSACTIONS

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

At the periods ending September 30, 2005 and June 30, 2005 the Company's Due to Balance owed to its Chief Executive Officer was $207, 387 and $141,253, respectively. The Company also owes the Executive $764,559 pursuant to various senior secured notes, including interest thereon as follows: (i) $203,902 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $560,658.

L.  INCOME TAXES:

Provision for income taxes for the years ended June 30, 2005 and 2004 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	June 30, 2005	June 30, 2004

Current income taxes	$ 4,000	$ 4,000
Deferred income taxes	-	-

Provision for income taxes	$ 4,000	$ 4,000

The Company's total deferred tax asset as of June 30, 2005 is as follows:

Net operating loss carry-forward	$ 7,048,268
Valuation allowance	(7,048,268)

Net deferred tax asset	$ -

As of June 30, 2005, the Company had net operating loss carry-forwards totaling approximately $16,446,799 for federal and $7,401,060 for state, before any limitations. The carry-forwards expire through 2025 for federal and 2010 for state purposes.

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

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending September 30, 2005 and June 30, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N.  RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J for a description of the notes). At September 30, 2005 approximately $1,443,962 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Note O - "Unsecured Creditors").

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 the Company began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest. As of September 30, 2005 the Company had sold $300,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $300,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

Litigation and Legal Proceedings

At September 30, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Increase of Authorized Capital Stock

The Company will need to increase its authorized capital stock in order to issue additional common stock (and to have stock available for instruments that convert into common stock) in an amount adequate to meet its capital needs and commitments. Currently the Company has authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of September 30, 2005 there were 118,221,228 common shares outstanding and 75 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities as well as the conversion rights of Senior Convertible Notes being offered and other anticipated capital needs, the Company will need to increase the amount of authorized common stock. Therefore the Company intends to achieve an increase in its authorized common and/or other capital stock. Although the Company believes that it will achieve an increase in its authorized stock, there can be no assurance that such an increase will be achieved.

Required Payments to Guarantor

As consideration for entering into the Guaranty Agreement the Company is required to pay to the Guarantor a fee of; (i) a $25,000 senior secured convertible note, and (ii) $900 of senior secured convertible notes for each $5,000 face value of Senior Convertible Notes sold by the Company (together the "Convertible Note(s)"). Each Convertible Note shall; (a) have a lien on all of the Company's assets, and will be equal in priority with all of the Company's other senior debt, (b) accrue (but not pay current) interest at the annual rate of four percent (4%), (c) mature on October 1, 2010, and (d) be convertible into common stock of the Company at a Conversion Price of $.005. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

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

Capital Requirements

The development and national distribution of the Company's products will require a substantial commitment of funds. The Company believes that the completion of sufficient capital raising efforts is an essential part of its restructuring and ability to continue as a going concern. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation. Assuming the completion of sufficient capital raising efforts (as discussed in "Expected Capital Requirements"), the Company believes that capital raised together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year; however, there can be no assurance that the Company will be able to complete these efforts or produce the expected revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, the Company will be required to raise additional capital through equity and/or debt financing (including convertible debt). If such capital raising efforts are unsuccessful the Company would unlikely to be able to continue as a going concern. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

PLAN OF OPERATIONS

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations.

In December of 2004 the Company began conducting a private placement offering of $1,250,000 (the "Maximum Offering Amount") of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of September 30, 2005 the Company had sold $300,000 face value of Senior Convertible Notes. The Senior Convertible Notes; (i) are secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt, (ii) either pay 8% annual interest on a quarterly basis beginning on April 1, 2005 or accrue interest at the rate of 6% (the investor chooses the interest payment option), (iii) mature on October 1, 2008, (iv) are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share (if covered by the third party guaranty), and (v) may be covered by a third party guaranty agreement at the option of the purchaser of the note (the "Guaranty" or "Guaranty Agreement"). Of the $300,000 sold, all are covered by the Guaranty Agreement. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

RESTRUCTURING

The Company has made substantial progress towards completing its restructuring and reaching agreements and/or settlements for repayment of most of its unsecured and past due creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At September 30, 2005 approximately $1,443,962 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Notes N and O to the Financial Statements).

Any holder of subordinated notes (as well as holders of senior secured notes) has entered into an Intercreditor, Subordination and Standby Agreement, and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders.

FINANCIAL RESOURCES

At September 30, 2005 and June 30, 2005, the Company had current assets of $23,905 and $80,138 including cash of $5,520 and $ 59,682, respectively. At September 30, 2005, current assets included inventory valued at $17,640. Other assets for the period ending September 30, 2005 and June 30, 2005 were 332,678 and included inventory of 331,133 for both periods. Total assets for the period ending September 30, 2005 and June 30, 2005 were $369,726 and $427,717, respectively.

Gross sales for the periods ending September 30, 2005 and 2004 were $13,258 and $15,036, respectively. Costs and expenses for the periods ending September 30, 2005 and 2004 were $131,072 and $178,333 resulting in a loss from operations of $117,814 and $163,297, respectively.

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

THREE MONTH PERIOD ENDING September 30, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $13,258 for the period ending September 30, 2005, compared with $15,036 in gross sales for the same period ending September 30, 2005. This represented a decrease of $1,778 or 11.8% in gross sales from the year before.

The Company experienced a net loss of $176,635 for the three-month period ended September 30, 2005, compared with a net loss of $234,679 for the same period ended September 30, 2004. This represents a decrease of $59,044 or 25.1% from the same period ending September 30, 2005. A substantial portion of the decrease in net income is a result of an overall continues decrease in expenditures.

The Company's gross profit margin for the period ending September 30, 2005 was 90.2%, or $11,955. Gross profit margin for the period ending September 30, 2004 was 81.3% or $12,231. The decrease in gross profit margin is attributable to the cost of sales promotions. The Company's cost of products sold for the periods ending September 30, 2005 and 2004 was $1,303 and $2,805, respectively. The Company expects product cost as a percentage of gross sales to remain at these levels as a result of its direct sales strategy.

Consulting fees totaled $7,500 and $3,000 for the periods ending September 30, 2005 and 2004, respectively. Selling, general and administrative expenses incurred by the Company, were $116,143 for the three month period ended September 30, 2005, compared with $169,121 for the same period ended September 30, 2004. This represented a decrease of $52,978 or 31.33% from the prior year. The decrease is primarily attributable to additional reductions in overhead achieved in the Company's restructuring.

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

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As of September 30, 2005, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Recent Sales of Securities

None.

ITEM 3.  DEFAULTS ON SECURITIES

None.

ITEM 5.  OTHER INFORMATION

Subsequent Events

On October 27, 2005 the Company issued 75 shares of Series C Preferred Stock in exchange for the 75 shares of Series B Preferred Stock outstanding at that time. The transaction was disclosed on Form 8-K filed November 1, 2005, which is incorporated herein by reference.

On November 18, 2005 the Company filed a Preliminary Statement of Information detailing its intention to amend the Company's Articles of Incorporation upon receiving written consents from shareholders possessing the requisite voting power to pass such amendments and the expiration of at least twenty (20) days from the mailing of the Definitive Information Statement to non-voting shareholders.

Upon the effectiveness of both amendments detailed in the Information Statement the Articles of Incorporation will be amended as follows; (i) the Company will increase its authorized Common Stock from 150,000,000 shares to 5,000,000,000 authorized shares consisting of 4,980,000,000 shares of regular Common Stock and 20,000,000 shares of Series A Common Stock having 10 votes per share, (ii)the par value of the Common Stock will be reduced from $.01 per share to $.00001 per share, and (iii) the number of authorized shares of stock of any class of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote irrespective of Section 242(b)(2) of the General Corporation Law of the State of Delaware. The Statement of Information is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

          B.  Reports on Form 8-K

          Form 8-K, Unregistered Sales of Equity Securities, Filed on November 1, 2005, incorporated herein by reference.

          The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2005	NATUREWELL, INCORPORATED

By: /S/ James R. Arabia James R. Arabia Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	November 18, 2005