Form 10KSB/A
period 2005-06-30
NATUREWELL INC
filed 2006-02-10
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB/A

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

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW

Fiscal Year 2002:
First Quarter	0.03	0.02
Second Quarter	0.06	0.01
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.01

Fiscal Year 2003:
First Quarter	0.21	0.075
Second Quarter	0.15	0.055
Third Quarter	0.087	0.045
Fourth Quarter	0.30	0.085

Fiscal Year 2004:
First Quarter	0.015	0.007
Second Quarter	0.014	0.005
Third Quarter	0.01	0.005
Fourth Quarter	0.01	0.005

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

We Have a Limited Operating History and Have Incurred Operating Losses Since Inception. As a Result, We May Never Become Profitable.

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $23.5 million through June 30, 2005. Although we commenced sales of our migraine product on a national level during the month of September 2001, sales have been limited to date. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of its common stock.

Our business is subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:
  limited capital;
  delays in product development;
  possible cost overruns due to price increases in raw product;
  unforeseen difficulties in the Company's manufacturing processes;
  risks associated with obtaining governmental approval or failing to comply with governmental regulation with respect to the Company's business;
  uncertain market acceptance; and
  the absence of an operating history.

Therefore, the Company may never achieve or maintain profitable operations and the Company may encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated.

We May Be Unable To Manage Our Growth.

We plan to experience growth from the sale of our products. Such growth, if realized, could place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or results of operations. Additionally, although the Company presently has no plans to acquire any "companies or assets of a material amount," should the Company decide to adopt acquisition plans as part of a future growth strategy, no assurance can be given that the Company can effectively integrate such acquired operations or assets with its own operations. The Company may also seek to finance any such future acquisition by debt financing or issuance of equity securities and there can be no assurance that any such financing will be available at acceptable terms or at all.

We Face Extensive Government Regulation.

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

We Do Not Carry Product Liability Insurance Even Though We Are Subject to Product Liability Claims.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. However, we currently do not carry product liability insurance. Pending the outcome of the Company's capital raising efforts, and testing of its new marketing strategy, insurance coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face. We cannot assure the safety or effectiveness of our products.

We Face Intense Competition From Competitors With Far Greater Market Share, Market Recognition, and Financial Resources.

The business of designing, marketing, and selling products for the treatment and/or prevention of migraine is highly competitive. Numerous manufacturers, distributors, and retailers compete actively for customers, including a number of international pharmaceutical companies with vast financial resources. Many of the Company's competitors are substantially larger than the Company and have greater market share, market recognition, and financial resources.

The prescription drug market for migraines is led by GlaxoSmithKline with Imitrex ®, a Triptan drug indicated for the acute treatment of migraine. Excedrin Migraine ®, manufactured by Novartis, dominates the over-the-counter market. Virtually all prescription and over-the-counter allopathic drugs are manufactured, marketed and distributed by large international pharmaceutical companies with substantial resources and thus command a majority of market share and acceptance. Competing brands and their manufacturers include the following:

A. PRESCRIPTION DRUGS

I. Triptans:

  Imitrex®  [A] - GlaxoSmithKline
  Zomig®  [A] - AstraZeneca
  Relpax®  [A] - Pfizer
  Axert®  [A] - Ortho-McNeil

  Amerge®  [A] - GlaxoSmithKine

  Maxalt®   [A] - Merck

  Migranal®  [A] - Valeant Pharmaceuticals

II. Anticonvulsants:

  Topamax®  [P] - OrthoMcNeil Neurologics, Inc.

B. OVER-THE-COUNTER DRUGS

I. Analgesics:

  Excedrin Migraine®  [A] - Novartis
  Midrin®  [A] - Women First HealthCare, Inc.

II. NSAID's:

  Advil Migraine®  [A] - Wyeth Consumer Healthcare
  Motrin Migraine®  [A] - McNeil Consumer and Specialty Pharmaceuticals

[A] - Abortive treatment of migraine.
[P] - Prophylactic treatment of migraine (prevention).

The products listed above have resources placed behind marketing and product awareness campaigns that are far greater than the amount of resources available to the Company to support similar efforts for its migraine product. Additionally, such products are generally supported by substantial testing and scientific validation of their efficacy which may be viewed by consumers as superior to the limited data accumulated by the Company to support the efficacy of its migraine product.

The Company also competes with other manufacturers that market natural over-the-counter products for migraines. Typically these competitors are small private companies for which the Company has little data or information. The limited amount of data about such competitors and the market share that they control makes it very difficult to analyze which types of marketing efforts and initiatives have proven successful for these competitors. As such, the Company will have to engage in marketing efforts that are largely untested and speculative as to their effectiveness.

The market for other products that the Company would like to introduce in the future will also be very highly competitive and dominated by many of the same competitors and challenges that the Company faces for its migraine product. Because the Company's ability to reach profitability and remain competitive depends in part upon the successful introduction of new products, the challenges of competitors having vastly greater resources, market share, proven marketing techniques and products with demonstrated efficacy make the future success of the Company a difficult task, which there can be no assurance is achievable.

We Depend Upon A Single Product and a Limited Customer Base.

The Company has only one product that it is currently attempting to distribute nationally, a homeopathic drug called MIGRASPRAY which is used for the treatment and prevention of migraine headaches. The Company's sales depend exclusively on the MIGRASPRAY product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future. The Company has no customers that represent greater than 5% of gross revenues. As a result, the Company has no large customers upon which it can rely for sales of its product.

Sales of Our Migraine Relief Product, MIGRASPRAY, Have Been Limited Due To Our Limited Marketing Budget. As a Result, MIGRASPRAY May Never Gain Market Acceptance.

We are attempting to market our migraine relief product nationally. However, as a result of capital constraints, the national marketing of MIGRASPRAY has been very limited, and the Company has experienced minimal sales to date.

There can be no assurance that we will obtain the funds necessary to successfully market MIGRASPRAY. Even if we were to obtain the funds necessary to successfully market MIGRASPRAY, there is no assurance that sales of MIGRASPRAY would increase.

Our Success Depends In Part Upon the Development Of New Products, Which May Never Materialize.

The Company is in various stages of development on a number of products. A substantial part of the Company's future growth strategy depends upon the development of new products. However, there can be no assurance that such new products will be developed timely and within budget or if developed will meet with market acceptance. Any new products developed by the Company likely will face competition from numerous larger manufacturers whose resources are substantially greater than those of the Company and whose market presence may make it difficult or uneconomic for the Company to introduce new products against such competition. The market for natural remedies, treatments and dietary supplements is highly sensitive to the introduction of new products that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

Inflation May Harm Our Financial Results.

Inflation affects the cost of raw materials, goods, and services we use.. In recent years, inflation has been modest. If inflation were to increase, the competitive environment in the over the counter drug market limits our ability of the Company to recover higher costs resulting from inflation by raising prices of our products.

We Depend Upon Our Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management, particularly James Arabia, its Chief Executive Officer and Chief Financial Officer. As an accommodation to the Company, much of key management (as well as the outside directors on the board of directors) have accepted securities issued by the Company in lieu of cash compensation for their services, including Mr. Arabia. The interruption of the services of such key management (or outside directors), especially in light of their willingness to accept forms of compensation other than cash, could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the business of the Company.

We Have Limited Intellectual Property Rights. We May Not Be Able to Commercialize our Products Under Development If They Infringe Existing Patents or Patents That Have Not Yet Issued.

The Company's patents and trademarks are valuable assets, which are very important to the marketing and national distribution of its products. The Company holds trademarks for NatureWell, MigraSpray, Allerspray and MigraDaily and also holds two patents with the United States Patent and Trademark Office; "Therapeutic Nasal Spray Administered Composition Containing Feverfew" (patent # 6103218) and "Compositions and Methods for the Treatment of Aches and Pains" (patent # 6770263 B1). The Company intends to file additional patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation, and licensing opportunities to develop and maintain its competitive position.

Consequently, even though the Company may pursue patent applications with the United States and foreign patent offices, the Company does not know whether any applications will result in the issuance of patents or whether any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents are issued, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries, the Company cannot be certain that it was the original creator of inventions which may be covered by patent application or that it was the first to file patent applications for such inventions.

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

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2005 financial statements, our auditors expressed doubt as our ability to continue as a going concern. To date, the Company has had limited sales due to the early stage of its efforts to transition into the marketing and distribution of products. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

Assuming the completion of sufficient capital raising efforts, the Company believes that capital raised, together with cash generated from operations, will be sufficient to fund the operations of the Company for at least the next year. However, there can be no assurance that the Company will be able to complete these efforts or produce future revenues. To the extent that the proceeds from the capital raising efforts and cash flow from operations fall short or are insufficient to fund the Company's activities, we may not be able to continue as a going concern.

The Company's plans to address its going concern issues include:

*	Increasing sales of its products through national distribution channels and through direct marketing to consumers;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

We Require Significant Amounts of Additional Financing Which Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms

The development and national distribution of the Company's products will require a substantial commitment of funds. Thus far the Company's restructuring efforts have primarily consisted of preparing and positioning the Company to be able to attract new capital by entering into structured agreements with past due creditors (which includes the agreement by such creditors to subordinate their claims to any lien against the Company's assets that may be granted to parties investing new capital) and defending and/or settling outstanding litigation.

We will be required to raise additional capital through equity and/or debt financing (including convertible debt). Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If such capital raising efforts are unsuccessful, we may be required to reduce or curtail operations and would unlikely to be able to continue as a going concern. The Company's actual capital requirements will depend on many factors, including, but not limited to, the cost and timing of product development and launch activities, the success of research and development efforts, the cost and timing of expansion of its sales and marketing activities, the progress of the Company's national distribution efforts and the commercialization efforts of the Company's competitors, the costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property rights, developments related to regulatory issues, and other factors.

Risk Factors Relation To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $196,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That We are Unlikely to Service in a Timely Manner and Which are Likely to Go Into Default

As of June 30, 2005 the Company had the following secured debt obligations that it believes it will be unable to pay in a timely manner: (i) four senior secured notes totaling $302,802 (including interest accrued thereon of $2,802) that accumulate interest at the rate of 4% per annum and are due and payable on March 30, 2006, (ii) subordinated secured notes totaling $1,414,941 (including interest accrued thereon of $356,013) that accumulate interest at the rate of either 8% or 10% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006, and (iii) senior secured notes totaling $155,356 (including interest accrued thereon of $14,872) that accumulate interest at the rate of 8% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006.

The Company believes it is unlikely that it will be able to pay these obligations at their scheduled time or in the scheduled amount. As a result it is likely that the Company will default on its payment obligations for this debt. Because these creditors are secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time (Mr. Arabia controls approximately 45% of the senior debt), there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited.

It is likely that the Company will need to negotiate debt for equity swaps with defaulted creditors, which could lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of our secured creditors will accept equity in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be very difficult to raise capital through the sale of debt or equity.

Risk Factors Relating to Our Common Stock:

We Do Not Expect to Pay Dividends for Some Time, if At All.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations. We do not expect to pay cash dividends in the foreseeable future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the ticker symbol NAWL. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcements of new products by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships, government regulatory actions, general conditions in the market for healthcare products, overall market conditions and other factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market in general, and the shares of healthcare product companies have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from June 30, 2004 to June 30, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.005 to $0.015. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

*     that a broker or dealer approve a person's account for transactions in penny stocks; and

*     the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

*     obtain financial information and investment experience objectives of the person; and

*     make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

*     sets forth the basis on which the broker or dealer made the suitability determination; and

*     that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Restated
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

Restated
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

Restated
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

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Restated
	For the Twelve Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(363,972)	$(313,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,465	6,894
Accrued interest income	(4,940)	(20,523)
Accrued interest expense	212,093	195,868
Issuance of stock for services	18,414	185,865
Officer shares issued for compensation	30,000	11,103
Issuance of notes for services	98,574	499.500
Issuance of notes for accounts payable		484,443
Loss from discontinued operation	56,479	53,010
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(106)	8,356
(Increase) decrease in inventory	6,989	207,381
(Increase) decrease in prepaid expenses	(633)	1,808
(Increase) decrease in other assets	900	49,763
Increase (decrease) in accrued litigation	(26,092)	(350,631)
Increase (decrease) in due to officers	(292,773)	(725,002)
Increase (decrease) in accrued expenses	(31,459)	(136,416)
Increase (decrease) in accounts payable	49,084	(351,303)

Net cash provided by (used in) operating activities	(240,977)	(193,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(6,028)	(1,607)

Net cash provided by (used in) investing activities	(6,028)	(1,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	-	(4,056)
Notes issued for cash	305,000	-
Proceeds from loans payable	-	200,000

Net cash provided by (used in) financing activities	305,000	195.944

Net increase (decrease) in cash	57,995	1,032

Cash at beginning of period	1,687	655

Cash at end of period	$59,682	$1,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$7,281	$217

NON-CASH ACTIVITIES

Stock issued for services	$48,414	$136,138

Notes issued for services and accounts payable	$98,574	$983,943

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

S. OTHER INCOME:

In fiscal years ending June 30, 2005 and 2004 the Company recognized substantial amounts of other income, which is primarily comprised of non-recurring transactions as follows:

For the fiscal year ending June 30, 2005 the Company recognized other income of $606,194 which is comprised of; (i) $48,924 associated with discounted settlements of various accrued liabilities and accounts payable, (ii) $16,000 as a result of income derived from the settlement of a lawsuit, (iii) a reduction of $11,092 to the Company's litigation reserve as a result of the settlement of the lawsuit mentioned above, and (iv) a reduction of $530,178 of accrued salaries and benefits due to the Officers of the Company as a result of the Officers forgiving such accrued salaries and benefits.

For the fiscal year ending June 30, 2004 the Company recognized other income of $951,409, which is comprised of; (i) $94,899 associated with discounted settlements of various accrued liabilities and accounts payable, (ii) a reduction of $210,290 to the Company's litigation reserve as a result of the settlements of accrued liabilities and accounts payable mentioned above, (iii) a reduction of $641,351 of accrued salaries and benefits due to Officers of the Company as a result of the Officers forgiving such accrued salaries and benefits, (iv) $4,671 derived from the collection of a bad debt, and (v) $198 of miscellaneous other income.

T. RESTATED FINANCIAL STATEMENTS

The Company's audited financial statements as of June 30, 2005 with an auditors report date of October 10, 2005 have been restated.

  Note S was added.

  Cash flow statement was revised.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's Chief Executive Officer is also the Chief Financial Officer ("Certifying Officers") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective to ensure that all material information required to be filed in this 10-KSB have been made known to him in a timely fashion. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

10.26***	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement.

10.27***	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring.

10.28***	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring.

10.29**	Amended and Restated Employment Contract Between NatureWell, Incorporated and James R. Arabia dated July 1, 2004.

10.30*	Guaranty Agreement.

10.31*	Mandaric Letter Agreement.

10.32*	Addendum to Mandaric Letter Agreement.

10.33*	Arabia Letter Agreement.

10.34*	Brucker Letter Agreement.

10.35*	Malasek Letter Agreement.

10.36*	Scott Letter Agreement.

10.37*	Huemoeller Letter Agreement.

23.1	Consent of Armando C. Ibarra, CPA, dated February 10, 2006, filed Herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending March 31, 2005.

**	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 14, 2004.

***	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending December 31, 2003.

****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB-A filed on October 15, 2003.

*****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2002.

******	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2006	NATUREWELL, INCORPORATED

By: /S/ James R. Arabia James R. Arabia Chief Executive Officer and Chief Financial Officer

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James Arabia James R. Arabia	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	February 10, 2006

