Form 10QSB/A
period 2005-09-30
NATUREWELL INC
filed 2006-02-10
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB/A

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

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC
Chula Vista, California November 18, 2005

371 E Street, Chula Vista, Ca. 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of September 30, 2005	As of June 30, 2005

	(unaudited)
Current Assets
Cash	$5,520	$59,682
Accounts receivable	745	586
Inventory	17,640	18,861
Prepaid expenses	-	1,009

Total Current Assets	23,905	80,138

Net Property & Equipment	13,143	14,901

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$369,726	$427,717

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$267,291	$274,322
Accrued expenses	57,191	53,039
Accrued litigation costs	130,170	130,170
Loans payable	440,221	436,910
Current portion of long-term debt	51,205	50,201
Due to officers	344,602	273,786

Total Current Liabilities	1,290,680	1,218,428

Long-Term Liabilities
Unsecured convertible notes	43,631	42,776
Senior secured notes	157,656	155,356
Subordinated secured notes	1,443,962	1,414,942
Senior secured convertible notes	1,275,635	1,260,183

Total Long-Term Liabilities	2,920,884	2,873,257

TOTAL LIABILITIES	$4,211,564	$4,091,685

Stockholders' Deficit
Preferred stock, $0.01 par value (Series B; 75 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 118,221,228 and 117,629,795 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively)	1,182,214	1,182,214
Additional paid-in capital	18,770,209	18,770,209
Less: Notes receivable officers	(122,200)	(120,965)
Accumulated deficit	(23,672,062)	(23,495,427)

Total Stockholders' Deficit	(3,841,838)	(3,663,968)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$369,726	$427,717

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

The unsecured convertible notes totaling $43,631 include interest accrued thereon of $4,831 and are convertible, in the aggregate, into 6,695,522 shares of common stock at the holder's option. The notes accrue interest at the rate of 8% until October 1, 2006, at which time they begin paying semi-annual interest until the maturity date of April 1, 2010.

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

We Have a Limited Operating History and Have Incurred Operating Losses Since Inception. As a Result, We May Never Become Profitable.

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $23.67 million through September 30, 2005. Although we commenced sales of our migraine product on a national level during the month of September 2001, sales have been limited to date. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of its common stock.

Our business is subject to all the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including but not limited to the following:
●	limited capital;
●	delays in product development;
●	possible cost overruns due to price increases in raw product;
●	unforeseen difficulties in the Company's manufacturing processes;
●	risks associated with obtaining governmental approval or failing to comply with governmental regulation with respect to the Company's business;
●	uncertain market acceptance; and
●	the absence of an operating history.

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

The prescription drug market for migraines is led by GlaxoSmithKline with Imitrex ®, a Triptan drug indicated for the acute treatment of migraine. Excedrin Migraine ®, manufactured by Novartis, dominates the over-the-counter market. Virtually all prescription and over-the-counter allopathic drugs are manufactured, marketed and distributed by large international pharmaceutical companies with substantial resources and thus command a majority of market share and acceptance. Competing brands and their manufacturers include the following:

A. PRESCRIPTION DRUGS

I. Triptans:
●	Imitrex® [A] - GlaxoSmithKline
●	Zomig® [A] - AstraZeneca
●	Relpax® [A] - Pfizer
●	Axert® [A] - Ortho-McNeil
●	Amerge® [A] - GlaxoSmithKine
●	Maxalt® [A] - Merck
●	Migranal® [A] - Valeant Pharmaceuticals

II. Anticonvulsants:
●	Topamax® [P] - OrthoMcNeil Neurologics, Inc.

B. OVER-THE-COUNTER DRUGS

I. Analgesics:
●	Excedrin Migraine® [A] - Novartis
●	Midrin® [A] - Women First HealthCare, Inc.

II. NSAID's:
●	Advil Migraine® [A] - Wyeth Consumer Healthcare
●	Motrin Migraine® [A] - McNeil Consumer and Specialty Pharmaceuticals

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

We Have Secured Debt Obligations That We are Unlikely to Service in a Timely Manner and Which are Likely to Go Into Default

As of September 30, 2005 the Company had the following secured debt obligations that it believes it will be unable to pay in a timely manner: (i) four senior secured notes totaling $305,831 (including interest accrued thereon of $5,831) that accumulate interest at the rate of 4% per annum and are due and payable on March 30, 2006, (ii) subordinated secured notes totaling $1,443,962 (including interest accrued thereon of $385,033) that accumulate interest at the rate of either 8% or 10% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006, and (iii) senior secured notes totaling $157,656 (including interest accrued thereon of $17,172) that accumulate interest at the rate of 8% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from September 30, 2004 to September 30, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0046 to $0.015. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2005 the Company sold 75 shares of Series C Convertible Preferred Stock (the "Series C Preferred") to its Chief Executive Officer, James R. Arabia (the "Executive").

As of September 30, 2005, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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