Form 10QSB
period 2005-12-31
NATUREWELL INC
filed 2006-02-21
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2005

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of January 16, 2005 the Company had issued and outstanding 127,073,080 shares of $.01 par value common stock.

PART I
ITEM 1. FINANCIAL STATEMENTS

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A . Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Members of the Better Business Bureau since 1997

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Naturewell, Inc.

We have reviewed the accompanying consolidated balance sheet of NatureWell, Inc. as of December 31, 2005 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months and six months ended December 31, 2005 and 2004. These interim financial statements are the representation of the Company's management.

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

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC
Chula Vista, California February 20, 2006

371 E Street, Chula Vista, Ca. 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of December 31, 2005	As of June 30, 2005

ASSETS

Current Assets
Cash	$2,759	$59,682
Accounts receivable	465	586
Inventory	16,549	18,861
Prepaid expenses	-	1,009

Total Current Assets	19,773	80,138

Net Property & Equipment	11,385	14,901

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$363,836	$427,717

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$292,215	$274,322
Accrued expenses	43,336	53,039
Accrued litigation costs	130,170	130,170
Loans payable	443,642	436,910
Current portion of long-term debt	52,252	50,201
Due to officers	491,976	273,786

Total Current Liabilities	1,453,591	1,218,428

Long-Term Liabilities
Unsecured convertible notes	49,484	42,776
Senior secured notes	154,843	155,356
Subordinated secured Notes	1,474,238	1,414,942
Senior secured convertible notes	1,293,985	1,260,183

Total Long-Term Liabilities	2,972,550	2,873,257

TOTAL LIABILITIES	$4,426,140	$4,091,685

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 123,971,228 and 117,629,795 shares issued and outstanding as of December 31, 2005 and June 30, 2005, respectively)	1,239,714	1,182,214
Additional paid-in capital	18,736,309	18,770,209
Less: Notes receivable officers	(123,435)	(120,965)
Accumulated deficit	(23,914,893)	(23,495,427)

Total Stockholders' Deficit	(4,062,304)	(3,663,968)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$363,836	$427,717

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations

	For the Three Months Ended

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

Revenues
Gross Sales	$13,942	$17,330

Net Sales	13,942	17,330

Costs and Expenses
Costs of goods sold	2,235	3,238
Selling general & administrative	144,235	160,683
Marketing & advertising	2,161	2,832
Consulting services	44,000	3,000
Depreciation and amortization	1,758	1,478
Research & development	-	-

Total Costs and Expenses	194,389	171,231

Loss From Operations	(180,447)	(153,901)

Other Income & (Expenses)
Other income	-	27,092
Interest income	1,235	2,212
Interest expense	(63,618)	(74,790)

Total Other Income & (Expenses)	(62,383)	(45,486)

Net Income (Loss) Before Taxes	(242,830)	(199,387)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(243,830)	$(200,387)

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations

	For the Six Months Ended

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

Revenues
Gross Sales	$27,200	$32,366
Returns	-	-

Net Sales	27,200	32,366

Costs and Expenses
Costs of goods sold	3,538	6,043
Selling general & administrative	260,378	329,804
Marketing & advertising	4,529	4,768
Consulting services	51,500	6,000
Depreciation and amortization	3,516	2,949
Research & development	2,000	-

Total Costs and Expenses	325,461	349,564

Loss From Operations	(298,261)	(317,198)

Other Income & (Expenses)
Other income	-	27,092
Interest income	2,470	8,850
Interest expense	(122,675)	(152,810)

Total Other Income & (Expenses)	(120,205)	(116,868)

Net Income (Loss) Before Taxes	(418,466)	(434,066)
Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(419,466)	$(435,066)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	118,363,009	118,047,734

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows

	For the Six Months Ended

	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(419,466)	$(435,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,516	2,949
Accrued interest income	(2,470)	(8,850)
Accrued interest expense	108,075	152,810
Stock issued for service	-	11,914
Stock issued for conversion of convertible note	23,600	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	121	27
(Increase) decrease in inventory	2,312	3,089
(Increase) decrease in prepaid expenses	1,009	376
Increase (decrease) in accrued litigation	-	(41,092)
Increase (decrease) in due to officers	218,190	229,118
Increase (decrease) in accrued expenses	(9,703)	34,289
Increase (decrease) in accounts payable	17,893	33,372

Net cash provided by (used in) operating activities	(56,923)	(17,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(6,028)

Net cash provided by (used in) investing activities	-	(6,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes issued for cash	-	50,000

Net cash provided by (used in) financing activities	-	50,000

Net increase (decrease) in cash	(56,923)	26,908

Cash at beginning of period	59,682	1,687

Cash at end of period	$2,759	$28,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,600	$-

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$-	$11,914

Stock issued for conversion of convertible note	$23,600	$-

Notes issued for services and accounts payable	$23,600	$-

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2005, and the results of its operations and cash flows for the six-month period ended December 31, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2005 filed with the Securities and Exchange Commission.

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

Officer	Issue Date	# of Shares	Note Amount	Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$23,435

		5,000,000	$100,000		$23,435

The note listed above matures on April 15, 2006. The note is collateralized by amounts due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits, which amount owed to the Maker exceeds the amount due from that individual under the note.

The receivable of $123,435, which includes related interest of $23,435 is reflected as a contra equity in the financial statements.

Interest income related to the note receivable was $2,470 and $4,940 for the period ending December 31, 2005 and June 30, 2005, respectively.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

D. INVENTORY:

Inventory as of December 31, 2005 and June 30, 2005 is comprised of the following:

	December 31 2005	June 30, 2005

Healthcare products	$16,549	$18,861
Other Assets
Healthcare Products	331,123	331,123

	$347,672	$349,984

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

The Company was required to compute primary and diluted loss per share amounts for the periods ending December 31, 2005 and 2004 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

F. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of December 31, 2005 and June 30, 2005 consists of 250,000, respectively, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It initially allowed for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan, and as of June 30, 2005 9,790,890 shares were issued under the Plan.

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At February 17, 2006 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $39,581 for the periods ending December 31, 2005 and June 30, 2005 respectively. Of the $39,581 for June 30, 2005, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $0 and $8,833 for the periods ending December 31, 2005 and June 30, 2005 respectively.

G. PREFERRED STOCK:

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred stock, owned by James R. Arabia, Chairman, President, And Chief Executive Officer of the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that he owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors.

H. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of December 31, 2005 and June 30, 2005 consist of the following:

	December 31, 2005	June 30, 2005

Loans payable with annual interest varying from 8 to 10%	$ 443,642	$ 436,910

Current Portion of Long Term Notes Payable:	52,252	50,201

	$ 495,894	$ 487,111

Loans payable consists of (i) an unsecured note totaling $14,685 including interest due thereon of $3,416 (this note is held by a former consultant to the Company accruing at 8%, which began amortizing on October 5, 2004 and is paid in 12 equal installments no payments have been made as of the date of this filing), (ii) a senior secured convertible note for $120,000 which is due in May of 2006, and (iii) four senior secured notes totaling $308,957, including interest of $8,957 accrued thereon, due and each payable on March 30, 2006.

The current portion of long-term debt consists of a defaulted note that is junior in right of payment to the Company's senior and second lien debt totaling $52,252 (including accrued interest of $12,252 thereon).

I. LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on January 15, 2006. The Company's base rent under the lease is $1,400 through January 15, 2006.  Office rent and incidental expense was $ 6,400 and $34,018 for the period ending December 31, 2005 and June 30, 2005, respectively.

J. NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of December 31, 2005 and June 30, 2005 consist of the following:

	December 2005	June 2005

Subordinated Secured notes, with annual interest varying from 8% to 10%.	1,474,238	1,414,942

Senior Secured Notes, with annual interest of 8%	154,843	155,356

Unsecured Convertible Notes, with annual interest of 8%	49,484	42,776

Senior Secured Convertible Notes, with annual interest of 8%	1,293,985	1,260,183

	$2,972,550	$ 2,873,257

The subordinated secured notes totaling $1,474,238 include interest accrued thereon of $415,309. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are pari passu (equal in rank and priority) with other subordinate secured debt and continue to accrue interest at the rate of either 8% or 10% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The senior secured notes totaling $154,843 include interest accrued thereon of $19,359. The senior secured notes are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at the rate of 8% until April 1, 2006 and are fully amortized over 24 months from that date forward.

The unsecured convertible notes totaling $49,484 include interest accrued thereon of $5,684 and are convertible, in the aggregate, into 9,326,423 shares of common stock at the holder's option. The notes accrue interest at the rate of 8% until October 1, 2006, at which time they begin paying semi-annual interest until the maturity date of April 1, 2010.

The senior convertible notes totaling $1,293,985 include interest accrued thereon of $108,946, are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at April 2010.In the aggregate the senior convertible notes are convertible into 125,082,379 shares of Common Stock at the holder's option.

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

At the periods ending December 31, 2005 and June 30, 2005 the Company's Due to Balance owed to its Chief Executive Officer was $332,887 and $141,253, respectively. The Company also owes the Executive $772,343 pursuant to various senior secured notes, including interest thereon as follows: (i) $205,964 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $566,379.

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

M. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending December 31, 2005 and June 30, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N. RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J for a description of the notes). At December 31, 2005 approximately $1,474,238 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Note O - "Unsecured Creditors").

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 the Company began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest. As of December 31, 2005 the Company had sold $300,000 face value of Senior Convertible Notes all of which are covered by the third-party guaranty and are further secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt and are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share. Of the $300,000 sold, $165,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $120,000 pays interest of 10% per annum on a monthly basis and matures on May 1, 2006. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement is entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note pursuant to terms and conditions that make the note eligible to be covered by the Guaranty Agreement. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

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

In December of 2003 the Company reached a settlement agreement with its former landlord (for a lease it defaulted under for its previous headquarters in La Jolla, California) that requires payments of $1,500 per month for September 1st, 2005 through December 1st, 2005 and a final payment of $44,000 on January 1, 2006. Pursuant to the settlement the Company stipulated to an entry of judgment in the event that it defaults under the payment arrangement in an amount equal to the amount due at such time. The Company made only one payment of $1,500 under the agreement and defaulted on the other required payments. As a result, the former landlord has a judgment for approximately $49,065 which it may attempt to enforce by a variety of collection actions including, but not limited to, attempts to foreclose on the Company's assets.

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

Litigation and Legal Proceedings

At December 31, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Increase of Authorized Capital Stock

The Company will need to increase its authorized capital stock in order to issue additional common stock (and to have stock available for instruments that convert into common stock) in an amount adequate to meet its capital needs and commitments. Currently the Company has authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of December 31, 2005 there were 123,971,228 common shares outstanding and 75 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities as well as the conversion rights of Senior Convertible Notes being offered and other anticipated capital needs, the Company will need to increase the amount of authorized common stock. Therefore the Company intends to achieve an increase in its authorized common and/or other capital stock. Although the Company believes that it will achieve an increase in its authorized stock, there can be no assurance that such an increase will be achieved.

On November 18, 2005 the Company filed a Preliminary Statement of Information detailing its intention to make two amendments to the Company's Articles of Incorporation upon receiving written consents from shareholders possessing the requisite voting power to pass such amendments and the expiration of at least twenty (20) days from the mailing of the Definitive Information Statement to non-voting shareholders.

Following the effectiveness of both amendments detailed in the Information Statement; (i) the Company will increase its authorized Common Stock from 150,000,000 shares to 5,000,000,000 authorized shares consisting of 4,980,000,000 shares of regular Common Stock and 20,000,000 shares of Series A Common Stock having 10 votes per share, (ii) the par value of the Common Stock will be reduced from $.01 per share to $.00001 per share, and (iii) the number of authorized shares of stock of any class of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote irrespective of Section 242(b)(2) of the General Corporation Law of the State of Delaware.

James R. Arabia, Chairman and Chief Executive Officer of the Company has the requisite voting power to pass the first amendment and has given his consent for its enactment. Mr. Arabia will subsequently possess the requisite voting power to pass the second amendment following the conversion of securities owned or controlled by him into Series A Common Stock and he has contractually obligated himself to convert into the Series A Common Stock and to authorize the second amendment.

Required Payments to Guarantor

As consideration for entering into the Guaranty Agreement (see Footnote N) the Company is required to pay to the Guarantor a fee of; (i) a $25,000 senior secured convertible note, and (ii) $900 of senior secured convertible notes for each $5,000 face value of Senior Convertible Notes sold by the Company (together the "Convertible Note(s)"). Each Convertible Note shall; (a) have a lien on all of the Company's assets, and will be equal in priority with all of the Company's other senior debt, (b) accrue (but not pay current) interest at the annual rate of four percent (4%), (c) mature on October 1, 2010, and (d) be convertible into common stock of the Company at a Conversion Price of $.005. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended December 31, 2005 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $1,917,071 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company, the Company's ability to successfully advertise or market its products to a degree necessary for it to drive product sales to a level necessary to reach profitability, the Company's ability to develop and introduce new products; the uncertainty of market acceptance of the Company's products and their market penetration; the uncertainties related to the Company's product development programs; the Company's future reliance on collaborative partners and licenses; the Company's future sales, marketing and distribution experience and dependence on distributors; the risks associated with obtaining governmental approval of the Company's products; the highly competitive industry in which the Company operates and the rapid pace of technological change within that industry; the uncertainty of patented and proprietary information protection and the Company's reliance on such patented and proprietary information; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Cautionary Statements and Risk Factors," and elsewhere in this report.

The forward-looking information set forth in this Quarterly Report on Form 10-QSB is as of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

Overview

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

RESULTS OF OPERATIONS

The Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to primarily distribute its products through healthcare providers and direct to consumers.

THREE MONTH PERIOD ENDING DECEMBER 31, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $13,942 for the period ending December 31, 2005, compared with $17,330 in gross sales for the same period ending December 31, 2004. This represented a decrease of $3,388 or 19.5% in gross sales from the year before.

The Company experienced a net loss of $243,830 for the three-month period ended December 31, 2005, compared with a net loss of $200,387 for the same period ended December 30, 2004. This represents an increase of $43,443 or 21.7% from the same period ending December 31, 2004. A substantial portion of the increase in net loss is a result of an increase in consulting fees and a decrease in other income.

The Company's gross profit margin for the period ending December 31, 2005 was 84.0%, or $11,707. Gross profit margin for the period ending December 31, 2004 was 81.3% or $14,092. The increase in gross profit margin is attributable to a reduction of sales promotions. The Company's cost of products sold for the periods ending December 31, 2005 and 2004 was $2,235 and $3,238, respectively. The Company expects product cost as a percentage of gross sales to remain at these levels as a result of its direct sales strategy.

Consulting fees totaled $44,000 and $3,000 for the periods ending December 31, 2005 and 2004, respectively. This represented an increase of $41,000 from the prior year. The Company hired some outside consultants to help with various administrative tasks a majority of the fees were paid with stock issuances. Selling, general and administrative expenses incurred by the Company, were $144,235 for the three month period ended December 31, 2005, compared with $160,683 for the same period ended December 31, 2004. This represented a decrease of $16,448 or 10.2% from the prior year. The decrease is primarily attributable to additional reductions in overhead achieved in the Company's restructuring.

SIX MONTH PERIOD ENDING DECEMBER 31, 2005 AND 2004

On a consolidated basis, the Company had gross sales totaling $27,200 for the period ending December 31, 2005, compared with $32,366 in gross sales for the same period ending December 31, 2005. This represented a decrease of $5,166 or 15.9% in gross sales from the year before.

The Company experienced a net loss of $419,466 for the six-month period ended December 31, 2005, compared with a net loss of $435,066 for the same period ended December 31, 2004. This represents a decrease of $15,600 or 3.6% from the same period ending December 31, 2004. A substantial portion of the decrease in net loss is a result of a decrease in selling, general and administrative expenses for the period.

The Company's gross profit margin for the period ending December 31, 2005 was 87.0%, or $23,662. Gross profit margin for the period ending December 31, 2004 was 81.3% or $26,323. The increase in gross profit margin is attributable to a reduction of sales promotions. The Company's cost of products sold for the periods ending December 31, 2005 and 2004 was $3,538 and $6,043, respectively. The Company expects product cost as a percentage of gross sales to remain at these levels as a result of its direct sales strategy.

Consulting fees totaled $51,500 and $6,000 for the periods ending December 31, 2005 and 2004, respectively. This represented an increase of $45,500 from the prior year. The Company hired some outside consultants to help with various administrative tasks a majority of the fees were paid with stock issuances. Selling, general and administrative expenses incurred by the Company, were $260,378 for the six month period ended December 31, 2005, compared with $329,804 for the same period ended December 31, 2004. This represented a decrease of $69,426 or 21.1% from the prior year. The decrease is primarily attributable to additional reductions in overhead achieved in the Company's restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Assuming it raises the Maximum Offering Amount under its Private Placement, the Company anticipates that such proceeds, together with revenues from product sales, should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will raise the Maximum Offering Amount ($1.25 million), or that there will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company being unable to continue as a going concern. (See also "PLAN OF OPERATION")

At December 31, 2005, the Company had current assets of $19,773, including cash of $2,759. At December 31, 2005, current assets included inventory valued at $16,549. Other assets at December 31, 2005 included inventory of 331,133. Total assets for the period ending December 31, 2005 were $363,836.

PLAN OF OPERATION

CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise additional capital for its business operations.

In December of 2004 the Company began conducting a private placement offering of $1,250,000 (the "Maximum Offering Amount") of senior secured convertible notes (the "Senior Convertible Notes"), which offer a third-party guaranty as to the timely payment of principal and interest (the "Private Placement"). As of December 31, 2005 the Company had sold $300,000 face value of Senior Convertible Notes all of which are covered by the third-party guaranty and are further secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt and are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock at a conversion price of $.025 per share. Of the $300,000 sold, $165,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $120,000 pays interest of 10% per annum on a monthly basis and matures on May 1, 2006. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

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

RESTRUCTURING

The Company has made substantial progress towards completing its restructuring and reaching agreements and/or settlements for repayment of most of its unsecured and past due creditors. Such cooperating creditors have either received a subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At December 31, 2005 approximately $1,474,238 of subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170.

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

EMPLOYEES

The Company has two employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

We Have a Limited Operating History and Have Incurred Operating Losses Since Inception. As a Result, We May Never Become Profitable.

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $23.91 million through December 31, 2005. Although we commenced sales of our migraine product on a national level during the month of September 2001, sales have been limited to date. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of its common stock.

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

The prescription drug market for migraines is led by GlaxoSmithKline with Imitrex ® , a Triptan drug indicated for the acute treatment of migraine. Excedrin Migraine ® , manufactured by Novartis, dominates the over-the-counter market. Virtually all prescription and over-the-counter allopathic drugs are manufactured, marketed and distributed by large international pharmaceutical companies with substantial resources and thus command a majority of market share and acceptance. Competing brands and their manufacturers include the following:

A. PRESCRIPTION DRUGS

I. Triptans:

●	Imitrex ® [A] - GlaxoSmithKline
●	Zomig ® [A] - AstraZeneca
●	Relpax ® [A] - Pfizer
●	Axert ® [A] - Ortho-McNeil
●	Amerge ® [A] - GlaxoSmithKine
●	Maxalt ® [A] - Merck
●	Migranal ® [A] - Valeant Pharmaceuticals

II. Anticonvulsants:

●	Topamax ® [P] - OrthoMcNeil Neurologics, Inc.

B. OVER-THE-COUNTER DRUGS

I. Analgesics:

●	Excedrin Migraine ® [A] - Novartis
●	Midrin ® [A] - Women First HealthCare, Inc.

II. NSAID's:

●	Advil Migraine ® [A] - Wyeth Consumer Healthcare
●	Motrin Migraine ® [A] - McNeil Consumer and Specialty Pharmaceuticals

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

Risk Factors Relation To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At December 31, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $196,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That We are Unlikely to Service in a Timely Manner and Which are Likely to Go Into Default

As of December 31, 2005 the Company had the following secured debt obligations that it believes it will be unable to pay in a timely manner: (i) four senior secured notes totaling $308,957 (including interest accrued thereon of $8,957) that accumulate interest at the rate of 4% per annum and are due and payable on March 30, 2006, (ii) subordinated secured notes totaling $1,474,238 (including interest accrued thereon of $415,309) that accumulate interest at the rate of either 8% or 10% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006, and (iii) senior secured notes totaling $154,843 (including interest accrued thereon of $19,359) that accumulate interest at the rate of 8% per annum and are scheduled to have principal and interest amortized over 24 equal installments beginning April 1, 2006.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from December 31, 2004 to December 31, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0021 to $0.0135. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chief Executive Officer is also the Chief Financial Officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective to ensure that all material information required to be filed in this 10-QSB have been made known to him in a timely fashion to allow timely decisions regarding required disclosure. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

ITEM 1. LEGAL PROCEEDINGS

At December 31, 2005 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2005 the Company issued a convertible note, face value $23,600, as payment for legal services. The note accrued interest at the rate of 4% per annum, matured on October 1, 2010 and was convertible into S-8 shares of the Company's common stock at a conversion price of .004104347 (the note was converted into 5,750,000 shares of S-8 stock on December 22, 2005).

As of December 31, 2005, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: February 21, 2006	NATUREWELL, INCORPORATED

By: /S/ James R. Arabia James R. Arabia Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	February 21, 2006