Form 10QSB
period 2006-03-31
NATUREWELL INC
filed 2006-05-22
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2006

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 16, 2006 the Company had issued and outstanding 127,073,080 shares of $.00001 par value common stock.

PART I
ITEM 1. FINANCIAL STATEMENTS

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

Armando C. Ibarra, C.P.A . Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Oversight Board

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Naturewell, Inc.

We have reviewed the accompanying consolidated balance sheet of NatureWell, Inc. as of March 31, 2006 and the related consolidated statements of operations, shareholders' deficit and cash flows for the three months and nine months ended March 31, 2006 and 2005. These interim financial statements are the representation of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the minimal revenues there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to this issue are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Armando C. Ibarra, CPA-APC Armando C. Ibarra, CPA-APC

Chula Vista, California May 22, 2006

371 E Street, Chula Vista, Ca. 91910
Tel: (619) 422-1348	Fax: (619) 422-1465

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of March 31, 2006	As of June 30, 2005

	(unaudited)

ASSETS

Current Assets
Cash	$2,712	$59,682
Accounts receivable	1,459	586
Inventory	15,344	18,861
Prepaid expenses	-	1,009

Total Current Assets	19,515	80,138

Net Property & Equipment	9,628	14,901

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$361,821	$427,717

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$232,252	$274,322
Accrued expenses	46,029	53,039
Accrued litigation costs	130,170	130,170
Loans payable	449,000	436,910
Current portion of long-term debt	722,414	50,201
Due to officers	521,768	273,786

Total Current Liabilities	2,101,633	1,218,428

Long-Term Liabilities
Long term payables	-	-
Unsecured convertible notes	67,605	42,776
Senior secured notes	87,754	155,356
Subordinated secured Notes	841,570	1,414,942
Secured convertible notes	1,469,522	1,260,183

Total Long-Term Liabilities	2,466,451	2,873,257

TOTAL LIABILITIES	$4,568,084	$4,091,685

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.01 par value, (150,000,000 shares authorized; 127,073,080 and 118,221,228 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively)	1,270,733	1,182,214
Additional paid-in capital	18,700,790	18,770,209
Less: Notes receivable officers	(124,670)	(120,965)
Accumulated deficit	(24,053,117)	(23,495,427)

Total Stockholders' Deficit	(4,206,263)	(3,663,968)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$361,821	$427,717

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2006	March 31, 2005

	(unaudited)	(unaudited)

Revenues
Gross Sales	$8,247	$23,467

Net Sales	8,247	23,467

Costs and Expenses
Costs of goods sold	1,204	4,734
Selling general & administrative	124,973	115,615
Marketing & advertising	745	2,942
Consulting services	6,500	4,000
Depreciation and amortization	1,758	1,758

Total Costs and Expenses	135,180	129,049

Loss From Operations	(126,933)	(105,582)

Other Income & (Expenses)
Other expense	-	(65,109)
Other income	49,166	456,388
Interest income	1,235	1,235
Interest expense	(61,692)	(55,697)

Total Other Income & (Expenses)	(11,291)	336,817

Net Income (Loss) Before Taxes	(138,224)	231,235

Provision for Income Taxes	-	-

Net Income (Loss)	$(138,224)	$231,235

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations

	For the Nine Months Ended
	March 31, 2006	March 31, 2005

	(unaudited)	(unaudited)

Revenues
Gross Sales	$35,447	$55,833
Returns	-	-

Net Sales	35,447	55,833

Costs and Expenses
Costs of goods sold	4,742	10,777
Selling general & administrative	385,351	446,419
Marketing & advertising	5,274	7,710
Consulting services	58,000	9,000
Depreciation and amortization	5,274	4,707
Research & development	2,000	-

Total Costs and Expenses	460,641	478,613

Loss From Operations	(425,194)	(422,780)

Other Income & (Expenses)
Other expense	-	(65,109)
Other income	49,166	483,480
Interest income	3,705	10,085
Interest expense	(184,367)	(208,507)

Total Other Income & (Expenses)	(131,496)	219,949

Net Income (Loss) Before Taxes	(556,690)	(202,831)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(557,690)	$(203,831)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	143,347,744	118,047,734

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31, 2006	March 31, 2005

	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(557,690)	$(203,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,274	4,707
Accrued interest income	(3,705)	(8,850)
Accrued interest expense	159,996	203,507
Stock issued for service	5,500	44,914
Stock issued for note conversion	23,600	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(873)	(1,114)
(Increase) decrease in inventory	3,517	6,492
(Increase) decrease in prepaid expenses	1,009	376
Increase (decrease) in accrued litigation	-	(26,092)
Increase (decrease) in due to officers	247,982	(304,793)
Increase (decrease) in accrued expenses	(7,010)	(32,101)
Increase (decrease) in accounts payable	(42,070)	(40,927)

Net cash provided by (used in) operating activities	(164,470)	(357,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(6,028)

Net cash provided by (used in) investing activities	-	(6,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Finders fees paid	(10,000)	-
Notes issued for services	-	182,640
Notes issued for cash	117,500	180,000

Net cash provided by (used in) financing activities	107,500	362,640

Net increase (decrease) in cash	(56,970)	(1,100)

Cash at beginning of period	59,682	1,687

Cash at end of period	$2,712	$587

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$16,600	$2,862

NON-CASH ACTIVITIES
Stock issued for services and syndication costs	$5,500	$44,914

Notes issued for services and accounts payable	$23,600	$-

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2006, and the results of its operations and cash flows for the nine-month period ended March 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2005 filed with the Securities and Exchange Commission.

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

Officer	Issue Date	# of Shares	Note Amount	Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$24,670

		5,000,000	$100,000		$24,670

The note listed above is scheduled to mature on April 15, 2006. The note is collateralized by amounts due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits, which amount owed to the Maker exceeds the amount due from that individual under the note.

The receivable of $124,670, which includes related interest of $24,670 is reflected as a contra equity in the financial statements.

Interest income related to the note receivable was $3,705 and $4,940 for the period ending March 31, 2006 and June 30, 2005, respectively.

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

In July of 2002 the Company offered to purchase all outstanding shares of Nasal Mist, Inc. ("NMI") for three shares of the Company's stock for each share of NMI. The Company acquired 149,392 shares of NMI as a result of the offer and at the conclusion of the transaction had increased its ownership of NMI from 72.6% to 91.9%. The acquisition of the NMI stock was accounted for as the acquisition of additional interest in subsidiary resulting in an increase in goodwill for the amount of the fair market value of the shares issued to acquire the NMI stock ($31,372), and then the Company simultaneously wrote-off such goodwill as the Company values the NMI shares at zero.

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

D. INVENTORY:

Inventory as of March 31, 2006 and June 30, 2005 is comprised of the following:

	March 31 2006	June 30, 2005

Healthcare products	$15,339	$18,861
Other Assets
Healthcare Products	331,128	331,123

	$346,467	$349,984

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

The Company was required to compute primary and diluted loss per share amounts for the periods ending March 31, 2006 and 2005 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

F. WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of March 31, 2006 and June 30, 2005 consists of 250,000, respectively, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At May 16, 2006 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $39,581 for the periods ending March 31, 2006 and June 30, 2005 respectively. Of the $39,581 for June 30, 2005, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $5,500 and $8,833 for the periods ending March 31, 2006 and June 30, 2005 respectively.

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

H. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of March 31, 2006 and June 30, 2005 consist of the following:

	March 31, 2006	June 30, 2005

Loans payable with annual interest varying from 8 to 10%	$ 449,000	$ 436,910

Current Portion of Long Term Debt:	722,414	50,201

	$1,350,332	$ 487,111

Loans payable consists of (i) an unsecured note totaling $14,697 including interest thereon of $2,744. (this note is held by a former consultant to the Company accruing at 8%, which began amortizing on October 5, 2004 and is paid in 12 equal installments (no payments have been made as of the date of this filing), (ii) a senior secured convertible note for $121,000 including interest thereon of $1,000 which is due in May of 2006, (iii) a defaulted subordinated note totaling $53,298, including interest thereon of $7,298, and (iv) three senior secured notes totaling $260,005, including interest thereon of $10,005, which were each due and payable on March 30, 2006 (the Company is in payment default on these notes and intends to attempt to negotiate alternative payment arrangements with the holders).

The current portion of long-term debt represents the total scheduled payments due for the next twelve months on subordinated secured debt which totals $1,495,427, including interest thereon of $331,840, and senior secured debt which totals $156,311, including interest thereon of $21,083. Such payments consist of the amortization of principal and interest that has accrued on the notes prior to the beginning of the repayment schedule. The Company will be unable to make any payments on the subordinated secured notes and intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the subordinated note holders will accept such an offer. The Compamy also anticpates that it will not be able to make timely payments on the senior secured debt and is assessing alternative payment arrangements with the senior note holders.

Any holder of subordinated notes (as well as holders of senior secured notes) has entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the Senior Creditors.

I. LEASES:

The Company leases its corporate office facilities on a month to month basis. The Company's base rent is $1,400.  Office rent and incidental expense was $ 10,600 and $34,018 for the period ending March 31, 2006 and June 30, 2005, respectively.

J. LONG TERM NOTES PAYABLE:

Notes payable as of March 31, 2006 and June 30, 2005 consist of the following:

	March 2006	June 2005

Subordinated Secured notes, with annual interest varying from 8% to 10%.	841,570	1,414,942

Senior Secured Notes, with annual interest of 8%	87,754	155,356

Unsecured Convertible Notes, with annual interest of 4%	67,605	42,776

Secured Convertible Notes, with annual interest varying from 4% to 14%	1,469,522	1,260,183

	$2,466,451	$2,873,257

The subordinated secured notes totaling $841,570 represents the portion of subordinated secured notes having a scheduled maturity of longer than one-year. They are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets and are pari passu (equal in rank and priority) with other subordinate secured debt and accrue interest at the rate of 8% until the scheduled maturity of April 1, 2008.

The senior secured notes totaling $87,754 represents the portion of senior secured notes having a scheduled maturity of longer than one-year. They are secured by a first priority security interest in essentially all of the Company's assets and are pari passu with other senior debt and accrue interest at the rate of 8% until the scheduled maturity of April 1, 2008.

The unsecured convertible notes totaling $67,605 include interest accrued thereon of $8,480 and are convertible, in the aggregate, into approximately 24.8 million shares of common stock at the holder's option. The notes accrue interest at the rate of 4% until they mature on October 1, 2010.

The senior convertible notes totaling $1,469,522 include interest accrued thereon of $108,946, are secured by a first priority security interest in essentially all of the Company's assets, are pari passu with other senior debt and accrue interest at rates varying between 4% and 14% with maturities ranging between October 1, 2008 and October 1, 2010. In the aggregate the senior convertible notes are convertible into approximately 116.9 million shares of Common Stock at the holder's option.

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

At the periods ending December 31, 2005 and June 30, 2005 the Company's Due to Balance owed to its Chief Executive Officer was $355,386 and $141,253, respectively. The Company also owes the Executive $772,343 pursuant to various senior secured notes, including interest thereon as follows: (i) $205,964 of senior secured notes were due on March 30, 2006 (payment was not made at that time), and (ii) senior secured convertible notes totaling $566,379.

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

M. MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending March 31, 2006 and June 30, 2005. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N. RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J for a description of the notes). At March 31, 2006 approximately $1,495,427 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170 (see also Note O - "Unsecured Creditors"). Interest and principal payments are scheduled to begin on the subordinated notes beginning April 1, 2006. The Company will be unable to make such payments and such notes will be in payment default at that time. The Company intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the note holders will accept such an offer.

Any holder of subordinated notes (as well as holders of senior secured notes) has entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the Senior Creditors.

The Company believes that the completion of sufficient capital raising efforts is an integral part of its restructuring and in December of 2004 the Company began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offered a third-party guaranty as to the timely payment of principal and interest. In March of 2006 the Company and the guarantor reached an agreement that the Company would cease from offering any further Senior Convertible Notes having the third-party guaranty. As of March 31, 2006 the Company had sold $417,500 face value of Senior Convertible Notes all of which are covered by the third-party guaranty and are further secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt and are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock. $217,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $417,500 sold, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008, $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008, $120,000 pays interest of 10% per annum on a monthly basis and matures on May 1, 2006, and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement was entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note pursuant to terms and conditions that make the note eligible to be covered by the Guaranty Agreement. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to increase or decrease the size of the offering (although the Guaranty is only available for up to $1.25 million of Senior Convertible Notes) and/or modify any terms of the offering.

The Company believes that it is likely that it will need capital in an amount greater than the amount of funding contemplated by the Private Placement to fully implement its business strategy. On March 31, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. (the "Investor" or "Dutchess"). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company's common stock over the course of 36 months. The amount that the Company shall be entitled to request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of its common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice.

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

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $196,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and is comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

In December of 2003 the Company reached a settlement agreement with its former landlord (for a lease it defaulted under for its previous headquarters in La Jolla, California) that required payments of $1,500 per month for September 1st, 2005 through December 1st, 2005 and a final payment of $44,000 on January 1, 2006. Pursuant to the settlement the Company stipulated to an entry of judgment in the event that it defaults under the payment arrangement in an amount equal to the amount due at such time. The Company made only one payment of $1,500 under the agreement and defaulted on the other required payments. As a result, the former landlord obtained a judgment for approximately $49,065 which the Company and the former landlord settled in March of 2006 for a payment in full of $5,000.

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

Litigation and Legal Proceedings

At March 31, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Increase of Authorized Capital Stock

The Company intends to increase its authorized capital stock in order to issue additional common stock (and to have stock available for instruments that convert into common stock) in an amount adequate to meet its capital needs and commitments. As of March 31, 2006 the Company had authorized common stock of 150,000,000 shares, par value $.01, and authorized preferred stock of 15,000,000 shares, par value $.01. As of March 31, 2006 there were 127,073,080 common shares outstanding and 75 preferred shares outstanding. In order to meet the conversion rights of its outstanding convertible securities (as well as the conversion rights of Senior Convertible Notes being offered) and to sell stock to Dutchess under the Investment Agreement, and other anticipated capital needs, the Company will need to increase the amount of authorized common stock.

On March 2, 2006 the Company filed a Definitive Statement of Information detailing its intention to make two amendments to the Company's Articles of Incorporation upon receiving written consents from shareholders possessing the requisite voting power to pass such amendments and the expiration of at least twenty (20) days from the mailing of the Definitive Information Statement to non-voting shareholders.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended March 31, 2006 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $2,134,571 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

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

OVERVIEW

The Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company has been developing various healthcare products and now intends to primarily distribute its products through healthcare providers and directly to consumers.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING MARCH 31, 2006 AS COMPARED TO THREE MONTH PERIOD ENDING MARCH 31, 2005

On a consolidated basis, the Company had gross sales totaling $14,037 for the period ending March 31, 2006, compared with $23,467 in gross sales for the same period ending March 31, 2005. This represented a decrease of $9,430 or 40.2% in gross sales from the year before.

The Company experienced a net loss of $136,224 for the three-month period ended March 31, 2006, compared with net income of $231,235 for the same period ended March 31, 2005. This represents a decrease of $367,459 or 158.9% from the same period ending March 31, 2005. The decrease in net income is primarily due to a reduction in other income of approximately $406,000 from the period ending March 31, 2005. Other income for the period ending March 31, 2005 was primarily comprised of forgiveness of indebtedness owed to employees and directors of the Company. Such waivers of monies owed are generally non-recurring.

The Company's gross profit margin for the period ending March 31, 2006 was 80.7%, or $11,333. Gross profit margin for the period ending March 31, 2005 was 79.8% or $18,733. The increase in gross profit margin is attributable to a reduction of sales promotions. The Company's cost of products sold for the periods ending Marchr 31, 2006 and 2005 was $2,704 and $4,734, respectively. The Company expects product cost as a percentage of gross sales to remain at or near these levels as a result of its direct sales strategy.

Consulting fees totaled $6,500 and $4,000 for the periods ending March 31, 2006 and 2005, respectively. This represented an increase of $2,500 from the prior year. Selling, general and administrative expenses incurred by the Company, were $127,263 for the three month period ended March 31, 2006, compared with $115,615 for the same period ended March 31, 2005. This represented an increase of $11,648 or 10.1% from the prior year. The increase is primarily attributable to additional expenditures related to the Company's restructuring.

SIX MONTH PERIOD ENDING MARCH 31, 2006 AS COMPARED TO SIX MONTH PERIOD ENDING MARCH 31, 2005

On a consolidated basis, the Company had gross sales totaling $41,237 for the period ending March 31, 2006, compared with $55,833 in gross sales for the same period ending March 31, 2005. This represented a decrease of $14,596 or 26.1% in gross sales from the year before.

The Company experienced a net loss of $555,690 for the nine-month period ended March 31, 2006, compared with a net loss of $203,831 for the same period ended March 31, 2005. This represents an increase of $351,859 or 172.6% from the same period ending March 31, 2005. A substantial portion of the decrease in net loss is a result of a decrease in selling, general and administrative expenses for the period.

The Company's gross profit margin for the period ending March 31, 2006 was 84.9%, or $34,995. Gross profit margin for the period ending March 31, 2005 was 80.7% or $45,056. The increase in gross profit margin is attributable to a reduction of sales promotions. The Company's cost of products sold for the periods ending March 31, 2006 and 2005 was $6,242 and $10,777, respectively. The Company expects product cost as a percentage of gross sales to remain at or near these levels as a result of its direct sales strategy.

Consulting fees totaled $58,000 and $9,000 for the periods ending March 31, 2006 and 2005, respectively. This represented an increase of $49,000 from the prior year. The Company utilized outside consultants to assist with various administrative tasks. Selling, general and administrative expenses incurred by the Company, were $387,641 for the nine month period ended March 31, 2006, compared with $446,419 for the same period ended March 31, 2005. This represented a decrease of $58,778 or 13.2% from the prior year. The decrease is primarily attributable to additional reductions in overhead achieved in the Company's restructuring.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had current assets of $19,515, including cash of $2,712 and inventory. valued at $15,344. Other assets at March 31, 2006 included inventory of 331,123. Total assets for the period ending March 31, 2006 were $361,821.

The Company believes that the amount of funding received from the issuance of the Note along with anticipated proceeds from the Equity Line should be sufficient to finance its operations for the next twelve months (see "RECENT FINANCINGS" below). However, there can be no assurance that the Company will be able to present Puts to Dutchess under the Equity Line in an amount sufficient to repay the Note and meet its working capital needs. If the Company is unable to complete its financing efforts successfully, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

RECENT FINANCINGS

A. PRIVATE PLACEMENT

In December of 2004 the Company began conducting a private placement offering of $1,250,000 of senior secured convertible notes (the "Senior Convertible Notes"), which offered a third-party guaranty as to the timely payment of principal and interest. In March of 2006 the Company and the guarantor reached an agreement that the Company would cease from offering any further Senior Convertible Notes having the third-party guaranty. As of March 31, 2006 the Company had sold $417,500 face value of Senior Convertible Notes all of which are covered by the third-party guaranty and are further secured by a first priority lien on all of the Company's assets and are equal in priority with all of the Company's other senior debt and are convertible at any time at the holder's option, in whole or in part in minimum increments of $5,000, into the Company's common stock. $217,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $417,500 sold, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008, $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008, $120,000 pays interest of 10% per annum on a monthly basis and matures on May 1, 2006, and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009. The Senior Convertible Notes are being offered without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Offering is being made without any form of general solicitation or general advertising and each purchaser must represent to the Company that they are purchasing the securities for their own account, for investment purposes only and not with a view towards distribution or resale to others.

The Guaranty Agreement was entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchases a Senior Convertible Note pursuant to terms and conditions that make the note eligible to be covered by the Guaranty Agreement. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes.

Pursuant to the terms of the Private Placement, the Company has wide latitude, in its sole and absolute discretion, to increase or decrease the size of the offering (although the Guaranty is only available for up to $1.25 million of Senior Convertible Notes) and/or modify any terms of the offering.

B. EQUITY LINE OF CREDIT

On March 31, 2006, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. (the "Investor" or "Dutchess"). Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of the Company's common stock over the course of 36 months. The amount that the Company shall be entitled to request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of its common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, the Company shall not be entitled to deliver another put notice.

C. PROMISSORY NOTE

On May 16, 2006, the Company completed an offering of a $600,000 principal amount one-year promissory note (the "Note") to Dutchess for aggregate gross proceeds of $500,000, and net proceeds of $460,000 after issuance expenses. The Note bears no interest. Payments made by the Company in satisfaction of the Note shall be made from each Put from the Equity Line of Credit with the Investor given by the Company to the Investor under that certain Investment Agreement dated as of March 31, 2006 which the Company entered into with the Investor.

The Company shall make payments to the Investor in an amount equal to the greater of (i) 50% of each put to the Investor from the Company, or (ii) $50,000 until the face amount is paid in full, minus any fees due. The initial payment will be due at the earlier of (a) June 16, 2006 or (b) at the first closing of a Put. All subsequent payments will be made at the earlier of (a) 30 days from the previous payment or (b) at any closing of a put that follows a previous payment until the Note is paid in full, with a minimum amount of $50,000 per month.

In addition, the Company must make a prepayment to the Investor when the aggregate amount of financing received by the Company is in excess of $1,000,000 (the "Threshold Amount"). The Company agrees to pay 100% of any proceeds raised by the Company above the Threshold Amount toward the prepayment of the Note and any penalties until the principal amount is paid in full.

In the event that on the maturity date there are any remaining amounts unpaid on the Note, the Investor can exercise its right to increase the face amount by 10% and an additional 2.5% per month, pro rata for partial periods, as liquidated damages.

The Company's obligation to repay the principal and accrued interest under the Note, is secured by all its assets pursuant to a certain Security Agreement which the Company entered into with the Lender on May 16, 2006.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue its ongoing research and development activities. The Company has completed its research and development activities with respect to MIGRASPRAY, to the extent that such product is being marketed currently, and its initial research and development activities with respect to ARTHRISPRAY, ALLERSPRAY II, PMS SPRAY and ANTI-OXY SPRAY to the extent that such products can be produced and distributed in the future. The Company plans to conduct clinical trials, doctor and laboratory tests and market analyses for such new products when appropriate and to continue clinical testing and analyzing certain existing products. The Company holds two patents, has one patent pending and intends to file for additional patent protection when appropriate.

RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have either received a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor or have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At March 31, 2006 approximately $1,495,427 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $196,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170. Interest and principal payments are scheduled to begin on the subordinated notes beginning April 1, 2006. The Company will be unable to make such payments and such notes will be in payment default at that time. The Company intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the note holders will accept such an offer.

Any holder of subordinated notes (as well as holders of senior secured notes) has entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the Senior Creditors.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

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

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

In January 2006 the Company sold a Senior Convertible Note (having a third-party guaranty), face value $100,000, to an individual investor in return for $100,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2006 at the rate of 14% per annum, matures on October 1, 2009 and is convertible at a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion.

In January 2006 the Company sold a Senior Convertible Note (having a third-party guaranty), face value $17,500, to an individual investor in return for $17,500 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2006 at the rate of 10% per annum, matures on October 1, 2008 and is convertible at an initial conversion price of $.025, and such conversion price shall be reduced to $.003 on June 1, 2006.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

On March 30, 2006 $250,000 of Senior Debt matured without payment from the Company, which constitutes a payment default under the terms of such senior debt. Of the $250,000, $200,000 is held by the Company's Chief Executive Officer, James R. Arabia, and $50,000 is held by the estate of the Company's founder and former Senior Vice President of Research and Development, Dr. Donald Brucker. The Company is negotiating with Mr. Arabia regarding alternative repayment plans of the senior notes and intends to propose alternative payment arrangements to Dr. Brucker's estate.

The payment default on the $250,000 of Senior Debt described above also triggers a default under all of the Company's other outstanding senior debt. At this time no holder of senior debt has exercised any of their rights or remedies under the terms of their debt, including the right to demand accelerated payment of the debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 3, 2006 and April 7, 2006 the two amendments to the Company's Articles of Incorporation, as described in the Company's Definitive Information Statement filed on March 2, 2006, became effective (see also Note O to the Financial Statements - "Increase in Authorized Capital Stock").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1

Investment Agreement dated as of March 31, 2006 by and between Naturewell, Inc. and Dutchess Private Equities Fund, II, L.P. (as incorporated by reference to Form 8-K filed with the Securities & Exchange Commission on April 5, 2006).

10.2

Registration Rights Agreement dated as of March 31, 2006 by and between Naturewell, Inc. and Dutchess Private Equities Fund, II, L.P. (as incorporated by reference to Form 8-K filed with the Securities & Exchange Commission on April 5, 2006).

10.3	$600,000 Face Amount Promissory Note issued to Dutchess Private Equity Fund II L.P.

10.4	Security Agreement between the Company and Dutchess Private Equities Fund II, L.P.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006	NATUREWELL, INCORPORATED

By: /S/ James R. Arabia James R. Arabia Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ James R. Arabia James R. Arabia	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	May 22, 2006