Form 10KSB
period 2006-06-30
NATUREWELL INC
filed 2006-10-12
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 234-0222

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value (Title of Class)

          Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]     No   [ ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $51,402.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 5, 2006 the aggregate market value was $323,410.

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 5, 2006 the Company had issued and outstanding 179,672,394 shares of $0.00001 par value regular common stock and 19,000,000 shares of Series A Common Stock.

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

ITEM 1.   DESCRIPTION OF BUSINESS

Background of Company

NatureWell, Incorporated (the "Company") is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is engaged in the research and development of unique proprietary healthcare products intended for a variety of conditions. Currently the Company's primary focus is on the distribution and sale of its migraine medication, MIGRASPRAY(R), a homeopathic over-the-counter drug used for the treatment and prevention of migraine headaches. The Company intends to exclusively market MIGRASPRAY to healthcare professionals, directly to consumers and to qualified independent pharmacies.

The Company outsources its manufacturing, warehousing and major distribution activities to third party vendors. Customer service, sales and administration are handled at the Company's headquarters in San Diego, California. The Company currently has three employees.

Business Strategy

The Company believes that a strong need exists for a safe and effective over-the-counter drug for the treatment of migraine headaches and its strategy is to position MIGRASPRAY as a comprehensive first-line of defense for treating migraine headaches and for the distribution of MIGRASPRAY to lead the development of a distribution platform that can be used in the future to launch the Company's other products. The medication, a sublingual spray (sprayed under the tongue), can be used for prevention of migraines, as well as for the treatment of migraine headache attacks. If a migraine attack still occurs while MIGRASPRAY is being used preventatively, the medication may also be used to treat the acute attack. This comprehensive approach can be highly effective in dramatically reducing or eliminating migraines and represents a safe alternative to expensive prescription medications. In addition to its use as a migraine reliever or preventative, MIGRASPRAY may also be used for other types of headaches and pain, including headache pain and cramping associated with menstrual cycles and headaches due to hangover.

The Company plans to market MIGRASPRAY to healthcare providers using in-house and outside sales representatives and distributors and plans to also continue selling MIGRASPRAY via the Internet and other direct-to-consumer sales.

Order Fulfillment

The Company's order fulfillment process has been performed in-house while maintaining the majority of its inventory at a third party warehouse. Order fulfillment activities include receiving merchandise from the warehouse, inspecting merchandise for damages or defects, packaging and processing customer orders and shipping the product. Each customer is generally charged a shipping and handling fee in addition to the cost of the product unless such fees have been waived as part of a sales promotion. The Company plans to outsource its order fulfillment activities to a third-party vendor in the future.

Product Development

During the evaluation phase of product development, the Company analyzes the suitability of a product for mass distribution, as well as the anticipated perceived value of the product to consumers; determines whether an adequate and timely supply of the product can be obtained; and further analyzes whether the estimated profitability of the product satisfies the Company's needs. The Company will review products and product concepts in the future in order to select those that it believes will be successful in one or more markets.

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

The Company's Other Products

The Company has developed other products using its sublingual delivery system. All of these products are natural, fall within the category of either homeopathic drugs or dietary supplements and, thus, avoid the lengthy and expensive FDA approval processes. Sublingual (under the tongue) administration is a method of delivering substances into the body in a manner that promotes direct absorption through the highly vascularized mucous membrane under the tongue, rather than through the digestive tract, thereby bypassing exposure to the liver and gastric system. Sublingual administration of the Company's specially prepared sprays is a fast acting and efficacious delivery method, promoting enhanced bioavailability and rapid metabolization. Many of the spray formulations are intended to be symptomatically efficacious in a manner of minutes.

Though many sublingual substances are absorbed by diffusion (the sublingual area soaking up the substance), not all substances are permeable and accessible to the mucous membrane, which often functions as a barrier. However, using the Company's fine-particle spray sublingual administration, the sublingual mucous membrane can become an ideal site for rapid absorption.

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

Trademarks and Patents

Proprietary protection for the Company's products, processes, and know-how is important to the Company's business. Thus, the Company plans to aggressively prosecute and defend its proprietary technology. The Company holds two patents and has one patent pending before the United States Patent and Trademark Office and intends to file additional patent applications, where appropriate, to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, and technological innovation to develop and maintain its competitive position.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 350 square feet and are currently leased on a month to month basis at $1,400 per month.

ITEM 3.   LEGAL PROCEEDINGS

At June 30, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

James R. Arabia, Chairman and Chief Executive Officer of the Company had the requisite voting power to pass the first amendment and gave his consent for its enactment, which occurred on April 3, 2006. Mr. Arabia subsequently possessed the requisite voting power to pass the second amendment following the conversion of securities he owned or controlled into Series A Common Stock and he gave his consent for the enactment of the second amendment, which occurred on April 10, 2006. .

The passage and enactment of the two charter amendments resulted in the following; (i) the Company increased its authorized Common Stock from 150,000,000 shares to 5,000,000,000 authorized shares consisting of 4,980,000,000 shares of regular Common Stock and 20,000,000 shares of Series A Common Stock having 10 votes per share, (ii) the par value of the Common Stock was reduced from $.01 per share to $.00001 per share, and (iii) in the future the number of authorized shares of stock of any class of stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote irrespective of Section 242(b)(2) of the General Corporation Law of the State of Delaware.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2006, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW
Fiscal Year 2005:
First Quarter	0.0135	0.005
Second Quarter	0.0055	0.0021
Third Quarter	0.01	0.0015
Fourth Quarter	0.005	0.0021

Fiscal Year 2006:
First Quarter	0.016	0.0046
Second Quarter	0.0069	0.0021
Third Quarter	0.014	0.0015
Fourth Quarter	0.005	0.0021

Fiscal Year 2007:
First Quarter	0.007	0.0015
Second Quarter (through Oct. 9, 2006)	0.002	0.0013

Recent Sales of Securities

During the year ending June 30, 2006 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

On December 21, 2005 the Company issued a convertible note, face value $23,600, as payment for legal services. The note accrued interest at the rate of 4% per annum, matured on October 1, 2010 and was convertible into S-8 shares of the Company's common stock at a conversion price of .004104347 (the note was converted into 5,750,000 shares of S-8 stock on December 22, 2005).

In January 2006 the Company sold a Senior Convertible Note (having a third-party guaranty), face value $100,000, to an individual investor in return for $100,000 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2006 at the rate of 14% per annum, matures on October 1, 2009 and is convertible into regular common stock at a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion.

In January 2006 the Company sold a Senior Convertible Note (having a third-party guaranty), face value $17,500, to an individual investor in return for $17,500 in cash. Such Senior Convertible Note pays interest quarterly beginning on April 1, 2006 at the rate of 10% per annum, matures on October 1, 2008 and is convertible into regular common stock at an initial conversion price of $.025, and such conversion price shall be reduced to $.003 on June 1, 2006.

In May 2006 the company issued 6,938,472 restricted shares of regular common stock as partial payment of Incentive Shares due to Dutchess Private Equities Fund, LP II ("Dutchess") as required pursuant to the loan agreement underlying a loan from Dutchess to the Company in the amount of $600,000 face value. The payment of Incentive Shares was valued at $27,754 by the Company (the Company has a contingent liability to issue an additional 30,561,528 Incentive Shares to Dutchess - see Note N to the Financial Statements).

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

We Have a Limited Operating History and Have Incurred Operating Losses Since Inception. As a Result, We May Never Become Profitable.

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $24.3 million through June 30, 2006. Although we commenced sales of our migraine product on a national level during the month of September 2001, sales have been limited to date. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of its common stock.

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
Zomig ® [A] - AstraZeneca
Relpax ® [A] - Pfizer
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

Our Ability to Generate Revenues Depends In Part Upon the Development Of New Products, Which May Never Materialize.

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

We Depend Upon Our Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management, particularly James Arabia, its Chief Executive Officer. As an accommodation to the Company, much of key management (as well as the outside directors on the board of directors) in the past had accepted securities issued by the Company in lieu of cash compensation for their services, including Mr. Arabia. This allowed the Company to retain its key personnel. The interruption of the services of such key management (or outside directors) could have a material adverse effect on the Company's operations, profits and future development, if suitable replacements are not promptly obtained, and there can be no assurance that such key personnel would accept compensation other than cash for their services in the future if the Company again became unable to pay. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the business of the Company.

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

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2006 financial statements, our auditors expressed doubt as to our ability to continue as a going concern. To date, the Company has had limited sales due to the early stage of its efforts to transition into the marketing and distribution of products. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

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

Risk Factors Relation To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $152,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That are in Default

As of June 30, 2006 the Company had the following secured debt obligations that are in payment default; (i) five senior secured notes totaling $419,443, including interest thereon of $34,215 which accrue interest at the rate of between 4% and 8%, and (ii) subordinated secured notes totaling $1,527,406 including interest thereon of $363,818 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note M to the Financial Statements - "Related Party Transactions" and Note N to the Financial Statements - "Commitments and Contingencies").

Because these creditors are secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time, there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited.

It is likely that the Company will need to negotiate debt for equity swaps with defaulted creditors, which could lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be very difficult to raise capital through the sale of debt or equity.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Trading volume on any single day seldom exceeds one hundred thousand shares, while some days have a volume of only a few thousand shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from June 30, 2004 to June 30, 2005, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0015 to $0.0135. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of June 30, 2006, the Company had approximately 63,873,043 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company intends to exclusively market its MIGRASPRAY product to healthcare providers and directly to consumers, and has conducted limited test marketing for this marketing strategy. The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, acquisition of media and advertising, design and production of marketing materials and creative, order processing and fulfillment, and customer service. The Company's ability to execute a business and marketing plan are dependent upon obtaining an adequate amount of working capital through its capital raising efforts.

PLAN OF OPERATION

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company will need to raise substantial additional working capital to fund its business operations and execute its business plan.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

The Company plans to continue research and development activities in the future. The Company has completed its research and development activities with respect to MIGRASPRAY, to the extent that such product is being marketed currently, and its initial research and development activities with respect to ALLERSPRAY II, PMS SPRAY, ARTHRISPRAY and ANTI-OXY SPRAY to the extent that such products can be produced and distributed in the future. The Company has been involved in research for the development of novel products, including, but not limited to, a natural sedative, a treatment for general aches and pains and other treatments for a variety of conditions, and plans to continue such research as is practicable. The Company plans to conduct clinical trials, doctor and laboratory tests and market analyses for such new products when appropriate and to continue clinical testing and analyzing certain existing products. The Company holds two patents and has one patent pending.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

The Company does not expect to purchase and/or sell any significant equipment during the next twelve months. However this does not preclude the Company from doing so if it is deemed necessary for the growth and success of the Company.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company expects to add employees over the next twelve months if it is successful in its capital raising efforts. If any anticipated employee positions are to be filled they will likely be at the sales/customer service and operations level. The Company currently operates with three employees.

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

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO THE CORRESPONDING PERIOD IN 2005.

On a consolidated basis, the company had gross sales totaling $51,402 for the year ended June 30, 2006, compared with $71,355 in gross sales for the same period ending June 30, 2005. This represented a decrease of $19,953 or 28.0% in gross sales from the year before. The sales decrease is primarily attributable to slow product movement due to lack of financing necessary to provide marketing support for the Company's product. The Company also had product returns of $0 for the year ending June 30, 2006.

The Company experienced a net loss of $788,282 for the twelve-month period ended June 30, 2006, compared with a net loss of $363,972 for the same period ended June 30, 2005. This represents an increase of $424,310 or 116.6% from the prior year. The increase in net loss is primarily attributable to reduced other income, which was derived substantially from the forgiveness of debt and accrued expenses and liabilities in the period ending June 30, 2005.

The Company had a gross profit margin for the year ended June 30, 2006 of 88.4% or $45,424. The Company's cost of products sold for the years ended June 30, 2006 and 2005 was $5,978 and $13,124, respectively. The Company expects product cost as a percentage of gross sales to remain stable from current levels.

Consulting fees totaled $88,134 for the year ended June 30, 2006, compared with $98,900 for the same period ending June 30, 2005. This represented a decrease of $10,766 or 10.9% from the prior year. Marketing and advertising cost totaled $22,546 for the year ended June 30, 2006, compared to $8,698 for the same period ending June 30, 2005. Selling, general and administrative expenses incurred by the Company were $588,272 for the year ended June 30, 2006, compared with $634,360 for the same period ended June 30, 2005. This represented a decrease of $46,088 or 7.3% from the prior year. The decrease is due primarily to reduced salaries, workforce, legal fees and the waiver by officers of salaries and benefits due to such officers.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of promissory notes, revenue from sales and cash advances from its Chief Executive Officer, James R. Arabia. The Company anticipates that the proceeds from future sale of equity and/or debt securities (including convertible debt) together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company being unable to continue as a going concern. (See also "PLAN OF OPERATIONS")

At June 30, 2006 and 2005, the Company had current assets of $179,851 and $ 80,138 including cash of $151,724 and $59,682, respectively. At June 30, 2006, current assets included inventory valued at $14,115 and prepaid expenses of $13,363. At June 30, 2006 and 2005 the Company had total assets of $520,399 and $427,717, respectively including inventory reported as a long term asset valued at $331,123. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2006, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

Dutchess Private Equities Fund Investment Agreement

On March 31, 2006 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. ("Dutchess"). Pursuant to the Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock over the course of 36 months in installments that may occur as frequently as every seven 7 days (in the Company's discretion) and the Company obligated itself to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement (2,000,000,000 shares) and to use its reasonable efforts to have the registration statement declared effective by the SEC.

On May 5, 2006 the SEC declared the Registration Statement effective (Registration No. 333-133528) for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of June 30, 2006 the Company had tendered three (3) Puts to Dutchess, which in the aggregate, resulted in the sale of 2,154,000 shares of registered stock and net proceeds to the Company of $6,721.

In addition to its Put rights under the Investment Agreement, the Company also secured a loan from Dutchess in the form of a promissory note in the amount of $600,000 (face value) on May 16, 2006, which resulted in $460,000 of net proceeds to the Company. Under the terms of the note the Company must repay Dutchess in monthly installments in an amount equal to the greater of $50,000 per month or 50% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

The Company will need to obtain additional working capital to fund its business operations through either the sale of equity to Dutchess under the Investment Agreement, additional working capital loans from Dutchess, the sale of equity or debt to other third parties or a combination thereof.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision to FASB Statement No. 123R, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management does not expect adoption of this revision to FASB 123R to have a material impact on the Company's financial statements.

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management does not expect adoption of FASB 154 to have a material impact on the Company's financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Management does not expect adoption of FIN 47 to have a material impact on the Company's financial statements.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management does not expect adoption of FASB 155 to have a material impact on the Company's financial statements.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management does not expect adoption of FASB 156 to have a material impact on the Company's financial statements.

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

ITEM 7.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	17

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2006 and 2005	18

Consolidated Statements of Operations for the years ended June 30, 2006 and 2005.	19

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended June 30, 2006 and 2005.	20

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2005.	21

Notes to Consolidated Financial Statements	22 - 38

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
NatureWell, Inc.

We have audited the accompanying consolidated balance sheet of NatureWell, Inc. as of June 30, 2006 and the related consolidated statements of operation, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of NatureWell, Inc. as of June 30, 2005, were audited by other auditors whose report dated October 10, 2005, expressed an unqualified opinion on those consolidated statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NatureWell, Inc. as of June 30, 2006, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Chang G. Park

CHANG G. PARK, CPA

September 23, 2006
San Diego, CA. 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30, 2006	As of June 30, 2005

ASSETS

Current Assets
Cash	$151,724	$59,682
Accounts receivable	649	586
Inventory	14,115	18,861
Prepaid expenses	13,363	1,009

Total Current Assets	179,851	80,138

Net Property & Equipment	7,870	14,901

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$520,399	$427,717

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$221,622	$274,322
Accrued expenses	36,410	53,039
Accrued litigation costs	130,170	130,170
Loans payable, net debt discount of $91,667 as of June 30, 2006	2,474,536	487,111
Due to officers	442,410	273,786

Total Current Liabilities	3,305,148	1,218,428

Long-Term Liabilities
Unsecured convertible notes	62,040	42,776
Senior secured notes	131,834	155,356
Subordinated secured Notes	-	1,414,942
Subordinated secured convertible notes	32,536	-
Senior secured convertible notes	1,205,602	1,260,183

Total Long-Term Liabilities	1,432,012	2,873,257

TOTAL LIABILITIES	$4,737,160	$4,091,685

Stockholders' Deficit

Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 136,165,952 and 118,221,228 shares issued and outstanding as of June 30, 2006 and June 30, 2005, respectively)	1,362	1,182
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 0 shares issued and outstanding as of June 30, 2006 and June 30, 2005, respectively)	190	-
Additional paid-in capital	20,191,300	19,951,241
Less: Notes receivable officers	(125,905)	(120,965)
Accumulated deficit	(24,283,709)	(23,495,427)

Total Stockholders' Deficit	(4,216,761)	(3,663,968)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$520,399	$427,717

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Operations

	For the Twelve Months Ended

	June 30, 2006	June 30, 2005

Revenues
Gross Sales	$51,402	$71,355

Net Sales	51,402	71,355

Costs and Expenses
Costs of goods sold	5,978	13,124
Selling general & administrative	588,272	634,360
Marketing & advertising	22,546	8,698
Consulting services	88,134	98,900
Depreciation and amortization	7,032	6,465
Research & development	-	352

Total Costs and Expenses	711,962	761,899

Loss From Operations	(660,560)	(690,544)

Other Income & (Expenses)
Other expense	(41,107)	(7,709)
Other income	161,528	606,194
Interest income	4,940	4,940
Interest expense	(252,083)	(219,374)

Total Other Income & (Expenses)	(126,722)	384,051

Net Loss before loss from discontinued operations	(787,282)	(306,493)

Loss from discontinued operations	-	(56,479)

Net Income (Loss) Before Taxes	(787,282)	(362,972)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(788,282)	$(363,972)

Basic earnings (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	123,083,020	118,314,881

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2006 and 2005

	Common Stock	Common Stock Amount	Series A Common Stock	Additional Paid-in Capital	Unearned/ Compensation & Officers Notes Receivable	Preferred Stock	Accumulated Deficit	Total

Balance, June 30, 2004	117,629,795	$1,176	$0	$19,926,527	$(208,734)	$1	$(23,882,972)	$(4,215,136)

Employee stock compensation	958,100	10	-	-	-	-	-	9,581

Share issuance of stock for services	883,333	9	-	-	-	-	-	8,833

Rescission of share issuance	(4,250,000)	(43)	-	(87,727)	87,769	-	-	-

Shares issued to officers	3,000,000	30	-	-	-	-	-	30,000

Distribution of net assets of Diagnostech share	-	-	-	112,440	-	-	751,517	866,726

Net loss, June 30, 2005	-	-	-	-	-	-	(363,972)	(363,972)

Balance, June 30, 2005	118,221,228	1,182	-	19,951,241	(120,965)	1	(23,495,427)	(3,663,968)

Employee stock compensation	-	-	-	-	-	-	-	-

Share issuance of stock for services	17,944,724	179	-	60,249	-	-	-	60,428

Accrued Interest	-	-	-	-	(4,940)	-	-	(4,940)

Shares issued to officers for note conversion	-	-	190	189,810	-	-	-	190,000

Finders Fees	-	-	-	(10,000)	-	-	-	(10,000)

Net loss, June 30, 2006	-	-	-	-	-	-	(788,282)	(788,282)

Balance, June 30, 2006	136,165,952	1,362	190	20,191,300	(125,905)	1	(24,283,709)	(4,216,761)

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Twelve Months Ended

	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(788,282)	$(363,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,032	6,465
Accrued interest income	(4,940)	(4,940)
Accrued interest expense	252,083	212,093
Issuance of stock for services	60,428	18,414
Officer shares issued for compensation	-	30,000
Issuance of notes for Services	-	98,574
Issuance of notes for accounts payable	21,600	-
Loss from discontinued operation	-	56,479
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(63)	(106)
(Increase) decrease in inventory	4,746	6,989
(Increase) decrease in prepaid expenses	(12,354)	(633)
(Increase) decrease in other assets	-	900
Increase (decrease) in accrued litigation	-	(26,092)
Increase (decrease) in due to officers	168,623	(292,773)
Increase (decrease) in accrued expenses	(16,629)	(31,459)
Increase (decrease) in accounts payable	(52,700)	49,084

Net cash provided by (used in) operating activities	(360,456)	(240,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(6,028)

Net cash provided by (used in) investing activities	-	(6,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans payable	(170,000)	-
Notes issued for cash	622,498	305,000
Proceeds from loans payable	-	-

Net cash provided by (used in) financing activities	452,498	305,000

Net increase (decrease) in cash	92,043	57,995

Cash at beginning of period	59,682	1,687

Cash at end of period	$151,724	$59,682

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$7,281	$7,281

NON-CASH ACTIVITIES
Stock issued for services	$60,428	$48,414

Notes issued for services and accounts payable	$21,600	$98,574

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued a revision to FASB Statement No. 123R, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management does not expect adoption of this revision to FASB 123R to have a material impact on the Company's financial statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management does not expect adoption of FASB 154 to have a material impact on the Company's financial statements.

In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Management does not expect adoption of FIN 47 to have a material impact on the Company's financial statements.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management does not expect adoption of FASB 155 to have a material impact on the Company's financial statements.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management does not expect adoption of FASB 156 to have a material impact on the Company's financial statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Officer	Issue Date	# of Shares	Note Amount	Interest Rate	Accrued Interest

Donald Brucker	04-02-01	5,000,000	$100,000	4.94%	$ 25,905

		5,000,000	$100,000		$ 25,905

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The note is collateralized by amounts due from the Company to the Maker of the note for unpaid salaries, bonuses and benefits, which amount owed to the Maker exceeds the amount due from that individual under the note. The note listed above was scheduled to mature on April 15, 2006, which maturity is extended until such time as the Company rescinds the transaction resulting in the issuance of the note pursuant to the terms of a Letter Agreement between Mr. Brucker and the Company reached in February of 2005 (see also Note M - "Related Party Transactions", section 6 of the Brucker Letter Agreement).

The receivable of $125,905, which includes related interest of $25,905, is reflected as a contra equity in the financial statements.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

E.  INVENTORY:

Inventory as of June 30, 2006 and 2005 is comprised of the following:

	2006	2005

Healthcare Products	$ 14,115	$ 18,861
Healthcare Products	331,123	331,123

	$ 345,238	$ 349,984

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory has been allocated between short term assets and long terms assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends and does not take into consideration successful capital raising efforts on the part of the Company, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

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

G.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2006 and 2005 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It initially allowed for the issuance of 10,000,000 shares of S-8 stock, subject to the board's authority to amend the Plan.

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At June 30, 2006 18,642,742 shares were issued under the Plan.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total compensation cost recognized in income for stock-based employee compensation was $0 (including officers) and $39,581 for the years ending June 30, 2006 and June 30, 2005 respectively. Of the $39,581 for June 30, 2005, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $60,428 and $8,833 for the years ending June 30, 2006 and June 30, 2005 respectively.

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

I.  SERIES A COMMON STOCK

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding. Of that amount, 10,000,000 are owned by the Company's Chief Executive officer, James R. Arabia, and 9,000,000 are owned by a partnership for which Mr. Arabia is the General Partner whereby he has sole voting and investment authority in regard to the 10,000,000 shares.

Each share of Series A Common Stock shall entitle the holder to cast ten (10) votes for all matters presented to the shareholders for vote, and each share may be converted at the option of the holder into one share of regular Common Stock by surrendering to the Company the certificate or certificates evidencing the shares of Series A Common Stock to be converted together with a written request that the shares be so converted. Holders of regular Common Stock and Series A Common Stock shall vote together as a single class on all matters as to which holders of the class of common stock are entitled to vote, except as may be otherwise required by law.

At June 30, 2006 the 19,000,000 shares of Series A Common Stock comprises a majority of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 326,165,952 votes).

J.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of June 30, 2006 and 2005 consist of the following:

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005

Loans payable with annual interest varying from 8 to 10% (net of $91,667 debt discount)	$ 2,474,536	$ 436,910
Current Portion of Long Term Notes Payable :	-	50,201

	$ 2,474,536	$ 487,111

Loans payable consist of (1) a promissory note maturing on May 16, 2007 with a remaining balance due of $550,000 due to Dutchess Private Equities Fund, LP ("Dutchess"). Under the terms of the note the Company must repay Dutchess in minimum monthly installments of $50,000. The loans payable balance includes the note shown net of its original issue discount of $91,667. The note is senior secured debt of the Company, equal in rank with all other senior secured debt; and (2) notes that are in payment default as follows; (i) two unsecured notes totaling $69,354, including interest thereon of $11,403 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $419,443, including interest thereon of $34,215 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,527,406 including interest thereon of $363,818 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note M to the Financial Statements - "Related Party Transactions" and Note N to the Financial Statements - "Commitments and Contingencies").

K.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on September 1, 2006. The Company's base rent under the lease is $1,400 per month through September 1, 2006.  Office rent and incidental expense was $38,139 and $34,018 for the years ending June 30, 2006 and 2005, respectively.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 30, 2006 and June 30, 2005 consist of the following:

	June 2006	June 2005

Subordinated Secured notes, with annual interest varying from 8% to 10%.	-	1,414,942
Senior Secured Notes, with annual interest of 8%	131,834	155,356
Unsecured Convertible Notes, with annual interest of 4%	62,040	42,776
Subordinated Secured Convertible Notes, with annual interest of 8%	32,536	-
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,205,602	1,260,183

	$ 1,432,012	$ 2,873,257

The senior secured notes totaling $131,834 include interest accrued thereon of $1,072. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2008.

The unsecured convertible notes totaling $62,040 include interest accrued thereon of $2,915 and are convertible, in the aggregate, into 22,541,745 shares of common stock at the option of the holder.

The subordinated secured convertible notes totaling $32,536 include interest accrued thereon of $6,791. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,585,708 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,205,602 include interest accrued thereon of $96,252, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 129,667,038 shares of Common Stock at the option of the holders.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M.  RELATED PARTY TRANSACTIONS

Under the terms of a security agreement between the Company and its Chief Executive Officer (the "Executive"), each and all of the Company's debts, obligations and liabilities to the Executive now existing or hereafter created, incurred, assumed or guaranteed are secured by a first priority lien on all of the Company's assets, which lien was perfected on July 16, 2002, and are equal in rank with other senior debt.

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7.

Notwithstanding anything contained herein or in any convertible note beneficially owned by Brucker to the contrary, Brucker shall be restricted from converting any convertible note now or hereafter beneficially owned by him unless and until for sixty (60) days prior to such conversion (the " Sixty Day Testing Period ") the Company had authorized common stock in an amount great enough to meet the aggregate conversion rights of all of its convertible securities outstanding on each day of the Sixty Day Testing Period, including all convertible securities beneficially owned by Brucker (when calculating aggregate conversion rights it shall be assumed that all convertible securities outstanding at the time the calculation is made have the right to immediately convert into common stock at the lowest possible conversion price that each such security may achieve at any time up to its maturity, even if they do not have such rights at the time of the calculation). The restriction described in this Section 7 shall be null and void and of no force or effect if at any point in time after the Effective Date Brucker was permitted to convert any note subject to this restriction (whether or not he actually converted any such note(s)), unless the parties agree in writing to extend the enforceability of this restriction. Further, if this restriction shall continue to be in force upon the one-year anniversary of the Effective Date, it shall constitute an event of default under the senior convertible notes owned by Brucker.

8.

The Company represents and covenants that it shall make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to an amount that would render Section 7 null and void.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 16, 2006 the Company entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia shall be entitled to receive shares and cash in consideration of an aggregate of $542,137 owed by the Company to Mr. Arabia (the "Past Due Amount"). The Past Due Amount consists of (i) accrued salary and benefits, (ii) advances made to the Company by Mr. Arabia, and (iii) amounts due pursuant to senior secured notes with an aggregate face value of $200,000 held by Mr. Arabia.

Pursuant to the Agreement, the Company and Mr. Arabia agreed to the following:

●

In consideration of $112,500 of the Past Due Amount, Mr. Arabia is entitled to receive 75,000,000 shares of the Company's common stock, subject to a beneficial ownership limitation of 29%, or 20% on a fully diluted basis. Mr. Arabia is currently the beneficial owner of approximately 29.6% of the Company's common stock, or 20.2% on a fully-diluted basis (accordingly, pursuant to the beneficial ownership limitation, Mr. Arabia is not entitled to the issuance of any portion of the 75,000,000 shares as of the date of the Agreement); and

●	Mr. Arabia shall forgive $112,500 of the Past Due Amount; and
●	$317,137 of the Past Due Amount is to be paid to Mr. Arabia in cash in minimum monthly installments of $20,000.

At June 30, 2006 the Company's Due to Balance owed to its Chief Executive Officer was $264,463. The Company also owes the Executive $ 522,392 pursuant to various senior secured notes, including interest thereon as follows: (i) $207,995 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $314,397.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $152,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Additionally, the Company is in payment default on two unsecured notes totaling $69,354, including interest thereon of $11,403 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Employment Contracts

Effective July 1, 2004 the Company and its Chief Executive Officer, James R. Arabia, entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to Mr. Arabia; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the Mr. Arabia without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary. Additionally, commencing on the first day after the date of the Amended and Restated Employment Contract and on each day thereafter, the period of employment for Mr. Arabia covered by the agreement shall be extended for one (1) additional day so that a constant one (1) year employment period shall be in effect.

Litigation and Legal Proceedings

At June 30, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 120,561,528 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia (see also Note M - "Related Party Transactions"), 30,561,528 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making a $600,000 loan to the Company, and 15,000,000 shares to Seacoast Financial ("Seacoast"), an investor relations firm retained by the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to either Dutchess or Seacoast may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership, on an individual basis, to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, Dutchess or Seacoast its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Required Payments to Guarantor

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes, The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). The Guaranty Agreement was entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchased a Senior Convertible Note. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

At June 30, 2006 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

At June 30, 2006 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

O.  INCOME TAXES:

Provision for income taxes for the tax years ended June 30, 2005 and 2004 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	June 30, 2006	June 30, 2005

Current income taxes	$ 1,000	$ 1,000
Deferred income taxes

Provision for income taxes	$ 1,000	$ 1,000

The Company's total deferred tax asset as of June 30, 2006 is as follows:

Net operating loss carry-forward	$ 7,048,268
Valuation allowance	(7,048,268)

Net deferred tax asset	$ -

As of June 30, 2006, the Company had net operating loss carry-forwards totaling approximately $16,446,799 for federal and $7,401,060 for state, before any limitations. The carry-forwards expire through 2025 for federal and 2010 for state.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

P.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the year ending June 30, 2006. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

Q.  RESTRUCTURING

As of June 30, 2006 the amount owed to past due unsecured creditors, not covered by any defined payment arrangement, is approximately $152,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170. Additionally, the Company is in payment default on two unsecured notes totaling $69,354, including interest thereon of $11,403 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

As of June 30, 2006, the Company was in payment default on the following secured notes; (i) five senior secured notes totaling $419,443, including interest thereon of $34,215 which accrue interest at the rate of between 4% and 8%, and (ii) subordinated secured notes totaling $1,527,406 including interest thereon of $363,818 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note M to the Financial Statements - "Related Party Transactions" and Note N to the Financial Statements - "Commitments and Contingencies").

Because these creditors are secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time, there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited.

It is likely that the Company will attempt to negotiate debt for equity swaps with defaulted creditors, which could lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be very difficult to raise capital through the sale of debt or equity.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that securing adequate working capital through its capital raising efforts is an integral part of its restructuring. On March 31, 2006 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. ("Dutchess"). Pursuant to the Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock over the course of 36 months in installments that may occur as frequently as every seven 7 days (in the Company's discretion) and the Company obligated itself to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement (2,000,000,000 shares) and to use its reasonable efforts to have the registration statement declared effective by the SEC.

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of June 30, 2006 the Company had tendered three (3) Puts to Dutchess, which in the aggregate, resulted in the sale of 2,154,000 shares of registered stock and net proceeds to the Company of $6,721.

In addition to its Put rights under the Investment Agreement, the Company also secured a loan from Dutchess in the form of a promissory note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company. Under the terms of the note the Company must repay Dutchess in monthly installments in an amount equal to the greater of $50,000 per month or 50% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

There can be no assurance that the Company will timely complete either its financing efforts or other aspects of its restructuring, or that its financing proceeds will be adequate to meet its working capital needs, or that if its restructuring goals are reached cash flows will be sufficient to fund the Company's ongoing capital and operating needs. If the Company is unable to complete a successful restructuring, including its financing efforts, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2006 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $1,917,071 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

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

S. OTHER INCOME:

In fiscal years ending June 30, 2006 and 2005 the Company recognized substantial amounts of other income, which is primarily comprised of non-recurring transactions as follows:

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

For the fiscal year ending June 30, 2006 the Company recognized other income of $166,468, which is comprised of; (i) $43,500 associated with discounted settlements of various accounts payable, (ii) a reduction of $8 of accrued interest due to Officers of the Company as a result of the Officers forgiving such accrued interest, (iii) a reduction of $112,500 of accrued salaries and benefits due to the Company's Chief executive Officer, James R. Arabia, as a result of Mr. Arabia forgiving such accrued salary and benefits, and (iv) $4,940 derived from interest income from a note receivable.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

On August 8, 2006, Armando C. Ibarra CPA (the "Former Accountant") declined to stand for re-appointment as the independent registered public accounting firm for Naturewell, Incorporated (the "Company") due to the Former Accountant's decision to discontinue its Public Company Accounting Oversight Board (PCAOB) registration. The Company has engaged Chang G. Park, C.P.A., Ph.D. (the "New Accountant"), as its new independent registered public accounting firm. The Company's decision to engage the New Accountant was approved by its Board of Directors on August 14, 2006.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years, except that the Former Accountant's opinion in its report on the Company's financial statements for each of the last two fiscal years expressed substantial doubt with respect to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective to ensure that all material information required to be filed in this 10-KSB have been made known to him in a timely fashion. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

(b) Limitations on Effectiveness of Disclosure Controls and Procedures

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

Name	Age	Position

James R. Arabia	49	Chairman, President, and Chief Executive Officer

Robert T. Malasek	38	Chief Financial Officer, Treasurer and Secretary

Timothy R. Scott, PhD.	54	Director

John W. Huemoeller	50	Director

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

ROBERT T. MALASEK

Effective August 15, 2006 the Company re-appointed Robert T. Malasek to serve as its Chief Financial Officer and Secretary. Mr. Malasek had previously served as Controller for the Company from September of 2001 until October of 2002 at which time he began serving as Chief Financial Officer and Secretary until his resignation in May of 2005. From May 2005 until the present Mr. Malasek has rendered accounting consulting services to a variety of clients (including the Company), including a number of public companies. From September 1987 until August 1999 Mr. Malasek was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University in 1998.

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

JOHN W. HUEMOELLER

Mr. Huemoeller has served on the Board of Directors since July of 2003. Mr. Huemoeller is the CEO and founder of Humware Media Corp. ("Humware"), a company engaged in publishing and diversified sports media. Prior to forming Humware in 1996 Mr. Huemoeller spent approximately 14 years in the securities industry as a registered representative and registered principal

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Both Mr. Huemoeller and Dr. Scott are Class 1 Directors, Mr. Arabia is a Class 2 Director. There are currently no Class 3 directors.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants

James R. Arabia Chief Executive Officer	2005(2)	$250,000	-	-	-	-
	2004(2)	250,000	-	-	-	-
	2003(1)	(406,250)	$132,941	$9,000	-	-

Donald Brucker Former Sr. VP of R&D (deceased)	2005(2)	$51,042	-	-	-	-
	2004(2)	99,170	-	-	-	-
	2003(3)	(116,780)	-	-	-	-

Robert T. Malasek Former Chief Financial Officer (current CFO as of August 15, 2006)	2005	-	-	$23,250(4)	-	-
	2004	45,000	-	-	-	-
	2003	48,600	$7,000(5)	-	-	-

(1)

Negative amount shown for 2003 salary represents the net effect of Executive waving/forgiving $756,251 of salary that had accrued to him through June 30, 2004. $20,000 of bonus was paid through the issuance of 1,142,857 S-8 shares and $49,000 was paid by the issuance of a senior secured note. Balance of bonus and other income was accrued but not paid.

(2)			Accrued but not paid.

(3)			Negative amount shown for 2003 salary represents the net effect of Executive waiving/forgiving $227,701 of salary that had accrued to him through June 30, 2004.

(4)			Other income earned by Mr. Malasek as an outside consultant to the Company.

(5)			Includes $7,000 paid with 700,000 shares of restricted common stock.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	-	0.0%	$ -	N/A	$ -
Donald Brucker O.D.	(1)	$ -	-	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2005 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Donald Brucker O.D.	(1)	-	-	-	-

(1)	There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

NAME	FISCAL YEAR ISSUED	Director fees	# OF SHARES	$ VALUE OF GRANT

Timothy R. Scott, PhD	2005(1)	$6,500	-	-
	2004(2)	$ (12,167)	-	-
	2003(1)	$ 12,167	-	-

John W. Huemoeller	2005(1)	$ 6,500	-	-
	2004(2)	$ (3,750)	-	-
	2003(1)	$ 15,000	-	-

(1)	Accrued but not paid.
(2)	The negative incomes shown for 2004 reflect the fact that Dr. Scott and Mr. Huemoeller waived director fees that had been accrued in previous years.

EMPLOYMENT CONTRACTS

James R. Arabia, Chairman, President, and Chief Executive Officer

Effective July 1, 2004 the Company and its Chief Executive Officer, James R. Arabia, entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to Mr. Arabia; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the Mr. Arabia without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary. Additionally, commencing on the first day after the date of the Amended and Restated Employment Contract and on each day thereafter, the period of employment for Mr. Arabia covered by the agreement shall be extended for one (1) additional day so that a constant one (1) year employment period shall be in effect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2006 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address	Common Stock beneficially owned (1)	Percent of Common Stock beneficially owned (1)

James R. Arabia (2) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	85,865,325	40.7%

Financial Acquisition Partners, LP (3) 4019 Goldfinch Street, Suite 474 San Diego, CA 92103	15,750,000	10.2%

Lowell Blankfort (4) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	26,415,055	14.9%

AK Trust. (5) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	33,652,795	18.6%

Timothy R. Scott, PhD (6) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	4,220,560	2.6%

John W. Huemoeller (7) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	3,164,815	2.0%

Milan Mandaric (8) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	20,950,309	11.9%

All directors and executive officers as a group (four individuals)	93,250,700	42.7%

1.

Applicable percentage ownership is based on 155,165,952 shares of Common Stock outstanding as of June 30, 2006, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2006 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities

2.

Includes the following securities: (i) 1,875,000 shares of common stock underlying 75 shares of Series C Convertible Preferred Stock; (ii) 5,750,000 shares of common stock held by Financial Acquisition Partners, LP ("FALP"), a partnership for which Mr. Arabia is the sole General Partner. Mr. Arabia claims sole investment and voting power with regard to the 5,750,000 shares; (iii) 54,077,582 shares of common stock underlying senior secured convertible notes with a face value of $360,000; (iv) 9,000,000 shares of Series A Common Stock; (v) 10,000,000 shares of Series A Common Stock held by FALP. Mr. Arabia claims sole investment and voting power with regard to the 10,000,000 shares.

3.	Includes 10,000,000 shares of Series A Common Stock.
4.	Includes 21,643,626 shares of common stock underlying convertible notes with an aggregate face value of $222,500 owned by Mr. Blankfort in either the Blankfort Trust or Blankfort Unlimited, Inc.
5.	Includes 26,123,435 shares of common stock underlying convertible notes with an aggregate face value of $87,500.
6.	Includes 4,220,560 shares of common stock underlying a convertible note with a $10,000 face value.
7.	Includes 3,164,815 shares of common stock underlying a convertible note with a face value of $7,500.
8.	Includes 20,950,309 shares of common stock underlying senior secured convertible notes with a face value of $11,150.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of a security agreement between the Company and its Chief Executive Officer (the "Executive"), each and all of the Company's debts, obligations and liabilities to the Executive now existing or hereafter created, incurred, assumed or guaranteed are secured by a first priority lien on all of the Company's assets, which lien was perfected on July 16, 2002, and are equal in rank with other senior debt.

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

7.

Notwithstanding anything contained herein or in any convertible note beneficially owned by Brucker to the contrary, Brucker shall be restricted from converting any convertible note now or hereafter beneficially owned by him unless and until for sixty (60) days prior to such conversion (the " Sixty Day Testing Period ") the Company had authorized common stock in an amount great enough to meet the aggregate conversion rights of all of its convertible securities outstanding on each day of the Sixty Day Testing Period, including all convertible securities beneficially owned by Brucker (when calculating aggregate conversion rights it shall be assumed that all convertible securities outstanding at the time the calculation is made have the right to immediately convert into common stock at the lowest possible conversion price that each such security may achieve at any time up to its maturity, even if they do not have such rights at the time of the calculation). The restriction described in this Section 7 shall be null and void and of no force or effect if at any point in time after the Effective Date Brucker was permitted to convert any note subject to this restriction (whether or not he actually converted any such note(s)), unless the parties agree in writing to extend the enforceability of this restriction. Further, if this restriction shall continue to be in force upon the one-year anniversary of the Effective Date, it shall constitute an event of default under the senior convertible notes owned by Brucker.

8.

The Company represents and covenants that it shall make its reasonable best efforts to accomplish or facilitate an increase of the Company's (or its successor's) authorized common stock to an amount that would render Section 7 null and void.

On June 16, 2006 the Company entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia shall be entitled to receive shares and cash in consideration of an aggregate of $542,137 owed by the Company to Mr. Arabia (the "Past Due Amount"). The Past Due Amount consists of (i) accrued salary and benefits, (ii) advances made to the Company by Mr. Arabia, and (iii) amounts due pursuant to senior secured notes with an aggregate face value of $200,000 held by Mr. Arabia.

Pursuant to the Agreement, the Company and Mr. Arabia agreed to the following:

●

In consideration of $112,500 of the Past Due Amount, Mr. Arabia is entitled to receive 75,000,000 shares of the Company's common stock, subject to a beneficial ownership limitation of 29%, or 20% on a fully diluted basis. Mr. Arabia is currently the beneficial owner of approximately 29.6% of the Company's common stock, or 20.2% on a fully-diluted basis (accordingly, pursuant to the beneficial ownership limitation, Mr. Arabia is not entitled to the issuance of any portion of the 75,000,000 shares as of the date of the Agreement); and

●	Mr. Arabia shall forgive $112,500 of the Past Due Amount; and
●	$317,137 of the Past Due Amount is to be paid to Mr. Arabia in cash in minimum monthly installments of $20,000.

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

ITEM 13. EXHIBITS

(a)	The following documents are filed as part of this report:
	1.	Financial Statements, as set forth on the attached index to Financial Statements.
	2.	Exhibits, as set forth on the attached Exhibit Index.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.1**	2004 Incentive Stock Bonus and Option Plan

10.1******	Morgan & Sampson, Inc. Distribution Service Agreement

10.2*****	Employment Agreement for James R. Arabia.

10.3*****	Employment Agreement for Donald Brucker.

10.4*****	Consulting Agreement for Timothy J. Connor.

10.5****	Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.6****	Security Agreement for Senior Note dated October 5, 2002 in the amount of $382,500 between NatureWell, Incorporated ("Debtor") and James R. Arabia ("Holder").

10.7*****	Stock Issuance Agreement for Donald Brucker with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.8*****	Stock Issuance Agreement for Timothy J. Connor with Exhibit A "Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.9*****	Stock Issuance Agreement for Timothy R. Scott with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.10*****	Stock Issuance Agreement for David A. Gotz with Exhibit A ("Promissory Note") and Exhibit B ("Security Agreement").

10.11*****	Stock Issuance Agreement for Jason J. Belice with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.12*****	Stock Issuance Agreement for Alan S. Udin with Exhibit A ("Stock Purchase Agreement"), Exhibit B ("Promissory Note") and Exhibit C ("Security Agreement").

10.13****	Amended and Restated Security Agreement dated September 2, 2003 with Exhibit A (January 28, 2002 Security Agreement), Exhibit B (October 5, 2002 Security Agreement).

10.14****	Intercreditor agreement dated September 2, 2003 with Exhibit A (asset description).

10.15***	Term Sheet between NatureWell, Incorporated and Alan S. Udin dated November 15, 2003.

10.16***	Term Sheet between NatureWell, Incorporated and Timothy R. Scott dated November 15, 2003.

10.17***	Form of Senior Note issued as part of Company Restructuring.

10.18***	Form of Senior Convertible Note issued as part of Company Restructuring and Private Placement.

10.19***	Form of Subordinate Note issued as part of Company Restructuring.

10.20***

Form of Security Agreement securing Senior Notes issued as part of Company Restructuring (Security Agreement used for all debts and obligations, however incurred, payable by the Company to James R. Arabia previously reported as Exhibit 10.18 to June 30, 2003 10-K).

10.21***	Form of Security Agreement securing Senior Convertible Notes issued as part of Company Restructuring and Private Placement.

10.22***	Form of Subordinate Security Agreement securing Subordinate Notes issued as part of Company Restructuring.

10.23***	Form of Intercreditor, Subordination and Standby Agreement used for Company Restructuring.

10.24**	Amended and Restated Employment Contract Between NatureWell, Incorporated and James R. Arabia dated July 1, 2004.

10.25*	Guaranty Agreement.

10.26*	Mandaric Letter Agreement.

10.27*	Addendum to Mandaric Letter Agreement.

10.28*	Arabia Letter Agreement.

10.29*	Brucker Letter Agreement.

10.30*	Malasek Letter Agreement.

10.31*	Scott Letter Agreement.

10.32*	Huemoeller Letter Agreement.

16	Letter from Former Accountant dated as of August 14, 2006 (as incorporated by reference to the Form 8-K filed on August 14, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending March 31, 2005.

**	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 14, 2004.

***	Incorporated by reference to the applicable exhibits to the Company's Form 10-QSB for the period ending December 31, 2003.

****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB-A filed on October 15, 2003.

*****	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2002.

******	Incorporated by reference to the applicable exhibit to the Company's Form 10-KSB filed on October 15, 2001.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $16,381
2005 - $10,645

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006 - $0
2005 - $0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $1,000
2005 - $0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0
2005 - $0

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2006	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer, Chairman (Principal Executive Officer)

By: /s/ Robert T. Malasek
Robert T. Malasek Chief Financial Officer (Principal Financial and Accounting Officer)

          In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/ James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	October 12, 2006

	Title	Date

/s/ John W. Huemoeller John W. Huemoeller	Director	October 12, 2006

	Title	Date

/s/ Timothy R. Scott Timothy R. Scott	Director	October 12, 2006