Form 10QSB
period 2006-09-30
NATUREWELL INC
filed 2006-11-20
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2006

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 8, 2006 the Company had issued and outstanding 211,220,764 shares of $.00001 par value common stock.

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Inc.

We have reviewed the accompanying balance sheets of Naturewell, Inc. (the "Company") as of September 30, 2006, and the related statements of operation, and cash flows for the three months ended September 30, 2006. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

November 15, 2006
Chula Vista, California

Member of the California Society of Certified Public Accountants
registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of September 30, 2006	As of June 30, 2006

	(unaudited)

ASSETS
Current Assets
Cash	$249,729	$151,724
Accounts receivable	1,974	649
Inventory	14,720	14,115
Prepaid expenses	22,652	13,363

Total Current Assets	289,075	179,851

Net Property & Equipment	9,496	7,870

Other Assets
Inventory	331,123	331,123
Other assets	1,555	1,555

Total Other Assets	332,678	332,678

TOTAL ASSETS	$631,249	$520,399

LIABILITIES & STOCKHOLDERS' DEFECIT
Current Liabilities
Accounts payable	$255,976	$221,622
Accrued expenses	40,962	36,410
Accrued litigation costs	130,170	130,170
Loans payable, net debt discount of $196,480 as of September 30, 2006	2,957,127	2,474,536
Due to officers	249,468	442,410

Total Current Liabilities	3,633,703	3,305,148

Long-Term Liabilities
Unsecured convertible notes	40,346	62,040
Senior secured notes	134,471	131,834
Subordinated secured Notes	-	-
Subordinated secured convertible notes	33,187	32,536
Senior secured convertible notes	1,219,311	1,205,602

Total Long-Term Liabilities	1,427,315	1,432,012

TOTAL LIABILITIES	$5,061,018	$4,737,160

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000shares authorized; 176,102,394 and 136,165,952 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively)	1,780	1,362
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2006 and June 30, 2006, respectively)	190	190
Additional paid-in capital	20,284,186	20,191,300
Less: Notes receivable officers	-	(125,905)
Accumulated deficit	(24,715,925)	(24,283,709)

Total Stockholders' Deficit	(4,429,768)	(4,216,761)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$631,249	$520,399

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended September 30,

	2006	2005

	(unaudited)	(unaudited)
Revenues
Gross Sales	$22,929	$13,258

Net Sales	22,929	13,258

Costs and Expenses
Costs of goods sold	2,034	1,303
Selling general & administrative	159,318	116,143
Marketing & advertising	60,701	2,368
Consulting services	35,000	7,500
Depreciation and amortization	2,113	1,758
Research & development	-	2,000

Total Costs and Expenses	259,166	131,072

Loss From Operations	(236,237)	(117,814)

Other Income & (Expenses)
Interest income	1,235	1,235
Interest expense	(196,214)	(59,057)

Total Other Income & (Expenses)	(194,979)	(57,822)

Net Income (Loss) Before Taxes	(431,216)	(175,636)

Provision for Income Taxes	(1,000)	(1,000)

Net Income (Loss)	$(432,216)	$(176,636)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	151,314,022	118,221,228

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,

	2006	2005

	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(432,216)	$(176,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,113	1,758
Accrued interest income	(1,235)	(1,235)
Accrued interest expense	187,914	51,943
Stock issued for services	10,500	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,325)	(159)
(Increase) decrease in inventory	(605)	1,221
(Increase) decrease in prepaid expenses	(9,289)	1,009
Increase (decrease) in due to officers	(65,802)	70,815
Increase (decrease) in accrued expenses	4,552	4,152
Increase (decrease) in accounts payable	34,354	(7,031)

Net cash provided by (used in) operating activities	(271,039)	(54,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(3,740)	-

Net cash provided by (used in) investing activities	(3,740)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Stock conversion of notes payable	-	-
Stock issued for cash	60,553	-
Payments made on loans payable	-	-
Proceeds from loans payable	312,231	-

Net cash provided by (used in) financing activities	372,784	-

Net increase (decrease) in cash	98,005	(54,162)

Cash at beginning of period	151,724	59,682

Cash at end of period	$249,729	$5,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-

Interest paid	$8,300	$7,114

NON-CASH ACTIVITIES

Stock issued for services	$-	$48,414

Notes issued for services and accounts payable	$-	$98,574

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2006, and the results of its operations and cash flows for the three-month period ended September 30, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2006 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2006.

B.  FORMATION OF SUBSIDIARIES:

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

C.  INVENTORY:

Inventory as of September 30, 2006 and June 30, 2006 is comprised of the following:

	September 30, 2006	June 30, 2006

Healthcare products	$14,720	$14,115
Healthcare Products	331,123	331,123

	$345,843	$345,238

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method. The increase in inventory is associated in the Companies effort to repackage its product to be consistent with its current sales and marketing strategy.

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

D.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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

The Company was required to compute primary and diluted loss per share amounts for the periods ending September 30, 2006 and 2005 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of September 30, 2006 and June 30, 2006 consists of 250,000, respectively, non-redeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At September 30, 2006 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $5,500 and $39,581 for the periods ending September 30, 2006 and June 30, 2005 respectively. Of the $5,500 for September 30, 2006, $2,500 was for payment to an officer and $3,000 was for payment to non-officer employees.

F.  PREFERRED STOCK:

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

G.  SERIES A COMMON STOCK:

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

At September 30, 2006 the 19,000,000 shares of Series A Common Stock comprises a majority of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 366,102,394 votes).

H. LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of September 30, 2006 and June 30, 2006 consist of the following:

	September 31, 2006	June 30, 2006

Loans payable with annual interest varying from 8 to 12% (net of $196,480 debt discount)	$ 2,957,127	$ 2,474,536

	$ 2,957,127	$ 2,474,536

Loans payable consist of (1) Three promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $1,097,558 before aggregate original issue discounts of $196,480 as follows: a first senior note for $495,077, including interest accrued thereon of $1,230, maturing on May 16, 2007, a second senior note for $203,895, including interest accrued thereon of $2,395, maturing on August 17, 2007, and a third senior note for $398,586, including interest accrued thereon of $15,510, maturing on September 19, 2007.Under the terms of the three notes the Company must repay Dutchess in minimum monthly installments of $99,000 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current (see Note N - "Restructuring"); and (2) notes that are in payment default as follows; (i) two unsecured notes totaling $70,742, including interest thereon of $12,790 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $425,232, including interest thereon of $40,004 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,560,075 including interest thereon of $396,487 which accrue interest at the rate of between 8% and 10%. All of the five seniore secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the five defaulted notes listed above except in regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company is required to make minimum monthly payments of $20,000 against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note O to the Financial Statements - "Commitments and Contingencies").

I.  LEASES:

The Company leases its corporate office facilities on a month to month basis. The Company's base rent is $1,400.  Office rent and incidental expense was $ 6,513 and $3,200 for the period ending September 30, 2006 and 2005, respectively.

J.  LONG TERM NOTES PAYABLE:

Notes payable as of September 30, 2006 and June 30, 2006 consist of the following:

	September 2006	June 2006

Senior Secured Notes, with annual interest of 8%	134,471	131,834
Unsecured Convertible Notes, with annual interest of 4%	40,346	62,040
Subordinated Secured Convertible Notes, with annual interest of 8%	33,187	32,536
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,219,311	1,205,602

	$ 1,427,315	$ 1,432,012

The senior secured notes totaling $134,471 include interest accrued thereon of $3,754. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2008.

The unsecured convertible notes totaling $40,346 include interest accrued thereon of $ 2,221 and are convertible, in the aggregate, into 15,098,569 shares of common stock at the option of the holder.

The subordinated secured convertible notes totaling $33,187 include interest accrued thereon of $7,442. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,637,422 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,219,311 include interest accrued thereon of $101,661, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 133,799,850 shares of Common Stock at the option of the holders.

K.  RELATED PARTY TRANSACTIONS

Under the terms of a security agreement between the Company and its Chief Executive Officer, James R. Arabia, each and all of the Company's debts, obligations and liabilities to Mr. Arabia now existing or hereafter created, incurred, assumed or guaranteed are secured by a first priority lien on all of the Company's assets, which lien was perfected on July 16, 2002, and are equal in rank with other senior debt.

On June 16, 2006 the Company entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia shall be entitled to receive shares and cash in consideration of a portion of monies that the Company owed to Mr. Arabia at that time, which aggregated $542,137 (the "Past Due Amount"). The Agreement regarding the Past Due Amount does not cover all monies owed by the Company to Mr. Arabia and consists of (i) accrued salary and benefits, (ii) advances made to the Company by Mr. Arabia, and (iii) amounts due pursuant to senior secured notes with an aggregate face value of $200,000 held by Mr. Arabia.

Pursuant to the Agreement, the Company and Mr. Arabia agreed to the following:

•

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

•	Mr. Arabia shall forgive $112,500 of the Past Due Amount; and
•	$317,137 of the Past Due Amount is to be paid to Mr. Arabia in cash in minimum monthly installments of $20,000.

At September 30, 2006 the Company's Due to Balance owed to its Chief Executive Officer was $198,426. The Company also owes the Executive $ 580,135 pursuant to various senior secured notes, including interest thereon as follows: (i) $210,075 of senior secured notes due on March 30, 2006 (which are covered by the repayment plan described above), and (ii) senior secured convertible notes totaling $370,060.

L.  INCOME TAXES:

Provision for income taxes for the period ended September 30, 2006 and 2005 consists solely of the minimum California franchise tax due for the Company and each of its subsidiaries.

Provision for income taxes is summarized as follows:

	September 30, 2006	September 30, 2005

Current income taxes	$ 1,000	$ 1,000
Deferred income taxes	-	-

Provision for income taxes	$ 1,000	$ 1,000

The Company's total deferred tax asset as of September 30, 2006 is as follows:

Net operating loss carry-forward	$ 8,403,414
Valuation allowance	(8,403,414)

Net deferred tax asset	$ -

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

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending September 30, 2006 and June 30, 2006. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N. RESTRUCTURING

As of September 30, 2006 the amount owed to past due unsecured creditors, not covered by any defined payment arrangement, is approximately $152,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170. Additionally, the Company is in payment default on the following notes; (i) two unsecured notes totaling $70,742, including interest thereon of $12,790 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $425,232, including interest thereon of $40,004 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,560,075 including interest thereon of $396,487 which accrue interest at the rate of between 8% and 10%. All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note O to the Financial Statements - "Commitments and Contingencies").

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of September 30, 2006 the Company had tendered fifteen (15) Puts to Dutchess, which in the aggregate, resulted in the sale of 28,034,370 shares of registered stock and net proceeds to the Company of $81,568.

In addition to its Put rights under the Investment Agreement, the Company also secured the following loans from Dutchess in the form of promissory notes; a first note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company, a second note in the amount of $201,500 on August 14, 2006, which resulted in net proceeds of $140,000 to the Company, and a third note in the amount of $403,000 on September 18, 2006, which resulted in net proceeds to the Company of $285,000. Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $99,000 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note. Since June of 2006 the Company has been unable to meet the minimum monthly payments required under the notes. Dutchess receives 100% of the proceeds of all Puts tendered by the Company and has not exercised or given notice of its intention to exercise any rights or remedies available to them under the terms of the notes.

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

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $152,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $130,170, and are comprised of a number of creditors owed amounts of less than $5,000. Additionally, the Company is in payment default on two unsecured notes totaling $70,742, including interest thereon of $12,790 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Litigation and Legal Proceedings

At September 30, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 120,561,528 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia (see also Note K - "Related Party Transactions"), 48,355,689 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making $1,204,500 of loans to the Company, and 15,000,000 shares to Seacoast Financial ("Seacoast"), an investor relations firm retained by the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to either Dutchess or Seacoast may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership, on an individual basis, to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, Dutchess or Seacoast its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

Required Payments to Guarantor

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). The Guaranty Agreement was entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchased a Senior Convertible Note. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008.

At September 30, 2006 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

At September 30, 2006 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended September 30, 2006 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $2,134,571 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, media and advertising, , order processing and fulfillment, and customer service. The Company outsources its manufacturing, warehousing and major distribution activities to third party vendors. Customer service, sales and administration are handled at the Company's headquarters in San Diego, California. The Company currently has three employees.

The Company's ability to execute a business and marketing plan are dependent upon, among other factors, securing additional working capital. The Company has conducted, on a limited basis, test-marketing of its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTH PERIOD ENDING SEPTEMBER 30, 2005

On a consolidated basis, the Company had gross sales totaling $22,929 for the period ending September 30, 2006, compared with $13,258 in gross sales for the same period ending September 30, 2005. This represented an increase of $9,671 or 72.9% in gross sales from the year before.

The Company incurred a net loss of $432,216 for the three-month period ended September 30, 2006, compared with net loss of $176,636 for the same period ended September 30, 2005. This represents an increase of $255,580 or 144.7% from the same period ending September 30, 2005. The increase in net loss is primarily due to the costs and expenses related to the Company's efforts to expand its business.

The Company's gross profit margin for the period ending September 30, 2006 was 91.1%, or $20,895. Gross profit margin for the period ending September 30, 2005 was 90.2% or $11,955. The Company's cost of products sold for the periods ending September 30, 2006 and 2005 was $2,034 and $1,303, respectively. The Company expects product cost as a percentage of gross sales to increase slightly due to some additional costs related to the redesign and repackaging of its current inventory.

Consulting fees totaled $35,000 and $7,500 for the periods ending September 30, 2006 and 2005, respectively. This represented an increase of $27,500 from the prior year. Marketing costs totaled $60,701 and $2,368 for the periods ending September 30, 2006 and 2005, respectively. This represented an increase of $58,333 from the prior year. Selling, general and administrative expenses incurred by the Company, were $159,318 for the three month period ended September 30, 2006, compared with $116,143 for the same period ended September 30, 2005. This represented an increase of $43,175 or 37.2% from the prior year. These increases are primarily attributable to additional expenditures related to the Company's increased efforts to increase sales and its presence in the migraine market.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had current assets of $289,075, including cash of $249,729 and inventory valued at $14,720. Other assets at September 30, 2006 included inventory of 331,123. Total assets for the period ending September 30, 2006 were $631,249.

The Company believes that the amount of funding received from the issuance of the Notes along with anticipated proceeds from the Equity Line should be sufficient to finance its operations for the next twelve months (see "RECENT FINANCINGS" below). However, there can be no assurance that the Company will be able to present Puts to Dutchess under the Equity Line in an amount sufficient to repay the Note and meet its working capital needs. If the Company is unable to complete its financing efforts successfully, the Company will be severely limited in its ability to execute its contemplated business plan and continue as a going concern.

RECENT FINANCINGS

A.  PRIVATE PLACEMENT

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering from four individual investors (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). At September 30, 2006 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Financial Footnote O - Commitments and Contingencies").

B.  EQUITY LINE OF CREDIT

On March 31, 2006 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. ("Dutchess"). Pursuant to the Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock over the course of 36 months in installments that may occur as frequently as every seven 7 days (in the Company's discretion). Pursuant to the Investment Agreement, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement (2,000,000,000 shares).

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of September 30, 2006 the Company had tendered fifteen (15) Puts to Dutchess, which in the aggregate, resulted in the sale of 28,034,370 shares of registered stock and net proceeds to the Company of $81,568.

C.  DUTCHESS PROMISSORY NOTES

The Company has issued three promissory notes to Dutchess in an aggregate principal amount of $1,204,500 (collectively, the "Dutchess Notes"). The terms of the Dutchess Notes are as follows.

On May 16, 2006, the Company issued a $600,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $500,000, and net proceeds of $460,000 after issuance expenses. This note bears no interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On August 14, 2006, the Company issued a $201,500 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $155,000, and net proceeds of $139,925 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On September 18, 2006, the Company completed an offering of a $403,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $310,000 and net proceeds of $284,925 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

The Company is required to make minimum monthly payments under the Notes, which in the aggregate totals $99,000 per month.

In the event that on the maturity dates there are any remaining amounts unpaid on the Notes, Dutchess can exercise its right to increase the face amount of the unpaid Note by 10% and an additional 2.5% per month, pro rata for partial periods, as liquidated damages.

The Company's obligation to repay the principal and accrued interest under the Notes, is secured by all its assets pursuant to a certain Security Agreement which the Company entered into with the Lender on May 16, 2006.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities named in this Item 2 pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have received either (i) a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor, or (ii) have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At September 30, 2006 approximately $1,495,427 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $152,000 (excluding amounts owed to officers and directors), which includes a litigation reserve of $130,170. Interest and principal payments were scheduled to begin on the subordinated notes beginning April 1, 2006. The Company was unable to make such payments and such notes are in payment default at this time. The Company intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the note holders will accept such an offer.

All holders of subordinated notes (as well as all holders of senior secured notes) have entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, dated as of September 2, 2003, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the Senior Creditors.

MARKETING STRATEGY

The Company' strategy is to distribute and market its migraine relief product, MigraSpray, directly to healthcare professionals and to consumers. As part of its strategy the Company intends to engage in a national free sample campaign to targeted practitioners and to call upon such practitioners to purchase and inventory MigraSpray for resale to their patients.MigraSpray is not being made available in mass retail outlets and at this time is only available either through participating healthcare providers, certain independent pharmacies, the Internet or by calling the Company's toll free number to purchase directly.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2006 the Company has a litigation reserve totaling $130,170 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2006 the Company issued a promissory note to Dutchess in the amount of $201,500 (face value), which resulted in $155,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In August 2006 the Company issued the following restricted shares of common stock; (i) 5,500,000 shares to employees for services rendered, (ii) 1,500,000shares for services rendered by an outside vendor, and (iii) 8,920,533 shares in exchange for convertible notes tendered for conversion having a value (including interest accrued thereon) of $22,251 at the time of conversion.

In September 2006 the Company issued a promissory note to Dutchess in the amount of $403,000 (face value), which resulted in $310,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the following senior secured notes; five senior secured notes totaling $425,232, including interest thereon of $40,004 which accrue interest at the rate of between 4% and 8%. Each of the five senior secured notes have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except with regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions").

Additionally, the Company has been unable to make the minimum required payments pursuant to the terms of the promissory notes issued Dutchess, which have an outstanding aggregate principal balance totaling $1,097,558 (the "Dutchess Notes"). Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company intends to repay the Dutchess Notes from proceeds of Puts tendered to Dutchess pursuant to the Equity Line of Credit and from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	$201,500 Face Amount Promissory Note issued to Dutchess Private Equity Fund II L.P.

10.2	$403,000 Face Amount Promissory Note issued to Dutchess Private Equity Fund II L.P.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2006	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: /s/ Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/s/ James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 20, 2006
/s/ Robert T. Malasek Robert T. Malasek	Chief Financial Officer	November 20, 2006