Form 10QSB
period 2007-03-31
NATUREWELL INC
filed 2007-05-21
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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
Yes [ ] No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 11, 2007 the Company had issued and outstanding 544,390,663 shares of $.00001 par value common stock.

-  2 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying condensed consolidated balance sheets of Naturewell, Incorporated (the " Company") as of March 31, 2007, and the related condensed consolidated statements of operation, and cash flows for the three months and Nine months ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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

May 18, 2007
Chula Vista, California

Member of the California Society of Certified Public Accountants
registered with the Public Company Accounting Oversight Board

-  3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of March 31, 2007	As of June 30, 2006

	(unaudited)
ASSETS

Current Assets
Cash	$232,893	$151,724
Accounts receivable	1,484	649
Inventory	87,733	14,115
Prepaid expenses	46,369	13,363

Total Current Assets	368,479	179,851

Net Property & Equipment	36,712	7,870

Other Assets
Inventory	271,123	331,123
Other assets	6,161	1,555

Total Other Assets	277,284	332,678

TOTAL ASSETS	$682,475	$520,399

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$286,446	$221,622
Accrued expenses	32,716	36,410
Accrued litigation costs	127,670	130,170
Loans payable, net debt discount of $268,917 as of December 31, 2006	3,942,611	2,474,536
Due to officers	51,919	442,410

Total Current Liabilities	4,441,362	3,305,148

Long-Term Liabilities
Unsecured convertible notes	41,157	62,040
Senior secured notes	139,903	131,834
Subordinated secured Notes	-	-
Subordinated secured convertible notes	34,528	32,536
Senior secured convertible notes	1,271,127	1,205,602

Total Long-Term Liabilities	1,486,715	1,432,012

TOTAL LIABILITIES	$5,928,077	$4,737,160

Stockholders' Deficit
Preferred stock, $0.01 par value
(Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value,
(4,980,000,000shares authorized; 428,390,639 and 136,165,952 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively)	4,284	1,362
Common stock series A, $0.00001 par value,
(20,000,000shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of March 31, 2007 and June 30, 2006, respectively)	190	190
Additional paid-in capital	20,653,903	20,191,300
Less: Notes receivable officers		(125,905)
Accumulated deficit	(25,903,980)	(24,283,709)

Total Stockholders' Deficit	(5,245,602)	(4,216,761)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$682,475	$520,399

See Notes to Consolidated Financial Statements.

-  4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2007	2006	2007	2006

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Gross Sales	$97,057	$8,247	$152,070	$35,447

Net Sales	97,057	8,247	152,070	35,447

Costs and Expenses
Costs of goods sold	9,664	1,204	15,007	4,742
Selling general & administrative	236,907	124,973	620,985	386,351
Marketing & advertising	133,575	745	306,915	5,274
Consulting services	96,500	6,500	177,500	58,000
Depreciation and amortization	1,646	1,758	5,374	5,274
Research & development	-	-	-	2,000

Total Costs and Expenses	478,293	135,180	1,125,781	461,641

Loss From Operations	(381,236)	(126,933)	(973,711)	(426,194)

Other Income & (Expenses)
Other income	-	49,166	-	49,166
Interest income	-	1,235	1,235	3,705
Interest expense	(239,208)	(61,692)	(647,795)	(184,367)

Total Other Income & (Expenses)	(239,208)	(11,291)	(646,560)	(131,496)

Net Income (Loss) Before Taxes	(620,444)	(138,224)	(1,620,271)	(557,690)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(620,444)	$(138,224)	$(1,620,271)	$(557,690)

Basic earnings (loss) per share			$(0.01)	$(0.00)

Weighted average number of common shares outstanding			294,415,193	143,347,744

See Notes to Consolidated Financial Statements.

-  5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
	2007	2006

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,620,271)	$(557,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,374	5,274
Accrued interest income		(3,705)
Accrued interest expense	425,204	159,996
Stock issued for services	70,500	5,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(835)	(873)
(Increase) decrease in inventory	(13,618)	3,517
(Increase) decrease in prepaid expenses	(33,006)	1,009
(Increase) decrease in deposits	(4,606)	-
Increase (decrease) in due to officers	(264,586)	247,982
Increase (decrease) in accrued expenses	(3,694)	(7,010)
Increase (decrease) inaccured litigation costs	(2,500)
Increase (decrease) in accounts payable	64,824	(42,070)

Net cash provided by (used in) operating activities	(1,377,214)	(188,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	(34,216)	-

Net cash provided by (used in) investing activities	(34,216)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Finders Fee Paid	-	(10,000)
Stock conversion of notes payable	-	23,600
Stock issued for cash	258,099
Payments made on loans payable
Proceeds from loans payable	1,234,500	117,500

Net cash provided by (used in) financing activities	1,492,599	141,932

Net increase (decrease) in cash	81,169	(46,138)

Cash at beginning of period	151,724	59,682

Cash at end of period	$232,893	$13,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$158,980	$7,114

NON-CASH ACTIVITIES
Stock issued for services	$70,500	$-

Offset note receivable officers with due to officers	$125,905	$-

See Notes to Consolidated Financial Statements.

-  6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2007, and the results of its operations and cash flows for the three-month and nine-months period ended March 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2006 filed with the Securities and Exchange Commission.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

-  7 -

C.  INVENTORY:

Inventory as of March 31, 2007 and June 30, 2006 is comprised of the following:

	March 31, 2007	June 30, 2006

Healthcare products-current asset	$87,733	$14,115
Healthcare Products- other asset	271,123	331,123

	$358,856	$345,238

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

The Company was required to compute primary and diluted loss per share amounts for the periods ending March 31, 2007 and 2006 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

The per share computations reflect the effect of a 10 for 1 reverse stock split that occurred on April 14, 1995 and a 2 for 1 stock exchange between the Company and UTI on April 17, 1995. The Company has restated common stock to reflect the reverse stock split as a result of the merger.

-  8 -

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of March 31, 2007 and June 30, 2006 consists of 250,000, respectively, non-redeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At March 31, 2007, 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $5,500 and $0 for the periods ending March 31, 2007 and June 30, 2006 respectively. Of the $5,500 for March 31, 2007, $2,500 was for payment to an officer and $3,000 was for payment to non-officer employees.

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

At March 31, 2007 the 19,000,000 shares of Series A Common Stock comprises approximately 30.72% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 618,390,639 votes).

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of March 31, 2007 and June 30, 2006 consist of the following:

	March 31, 2007	June 30, 2006

Loans payable with annual interest varying from 8 to 12% (net of $278,299 debt discount)	$ 3,942,611	$ 2,474,536

	$ 3,942,611	$ 2,474,536

Loans payable consist of the following:
(1)	Five promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $2,057,439 before aggregate original issue discounts of $278,299 as follows:
	(a)	a first senior note for $423,758, including $2,974 interest accrued thereon , maturing on May 16, 2007;
	(b)	a second senior note for $217,253, including interest accrued thereon of $16,015, maturing on August 17, 2007;
	(c)	a third senior note for $401,754 including interest accrued thereon of $16,047, maturing on September 19, 2007;
	(d)	a fourth senior note for $592,282 including interest accrued thereon of $20,282, maturing on December 15, 2007.
	(e)	a fifth senior note for $422,392 including interest thereon of $970.80, maturing on March 20, 2008

Under the terms of the five notes the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current (see Note N - "Restructuring").

(2)

Notes that are in payment default as follows; (i) two unsecured notes totaling $73,600, including interest thereon of $15,648 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $462,321 including interest thereon of $77,093 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,627,549 including interest thereon of $463,961 which accrue interest at the rate of between 8% and 10%. All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

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

I.  LEASES:

The Company leases its corporate office facilities on a three month lease starting March 1, 2007 which then goes to a month to month basis. The Company's base rent is $4,370.  Office rent and incidental expense was $ 21,410 and $10,600 for the period ending March 31, 2007 and 2006, respectively.

March 31, 2007	Operating Lease
2007	$ 8,740
Total minimum lease payments	$ 8,740

J.  LONG TERM NOTES PAYABLE:

Notes payable as of March 31, 2007 and June 30, 2006 consist of the following:

	March 2007	June 2006

Senior Secured Notes, with annual interest of 8%	139,903	131,834
Unsecured Convertible Notes, with annual interest of 4%	41,157	62,040
Subordinated Secured Convertible Notes, with annual interest of 8%	34,528	32,536
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,271,127	1,205,602

	$ 1,486,715	$ 1,432,012

The senior secured notes totaling $139,903 include interest accrued thereon of $9,186. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2008.

The unsecured convertible notes totaling $41,157 include interest accrued thereon of $ 3,032 and are convertible, in the aggregate, into 15,249,555 shares of common stock at the option of the holder.

The subordinated secured convertible notes totaling $34,528 include interest accrued thereon of $8,784. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,690,170 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,271,127 include interest accrued thereon of $153,477, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 153,946,759 shares of Common Stock at the option of the holders.

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

At March 31, 2007 the Company's Due to Balance owed to its Chief Executive Officer was $142,192. The Company also owes the Executive $ 585,936 pursuant to various senior secured notes, including interest thereon as follows: (i) $212,176 of senior secured notes due on March 30, 2006 (which are covered by the repayment plan described above), and (ii) senior secured convertible notes totaling $373,761.

L.  INCOME TAXES:

The Company's total deferred tax asset as of March 31, 2007 is as follows:

Net operating loss carry-forward	$ 8,807,353
Valuation allowance	8,807.353

Net deferred tax asset	$ -

As of March 31, 2007, the Company had net operating loss carry-forwards totaling approximately $25,903,980. The carry-forwards expire through 2026.

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

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending March 31, 2007 and June 30, 2006. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N.  RESTRUCTURING

As of March 31, 2007 the amount owed to unsecured creditors, which is past due and not covered by any defined payment arrangement, is approximately $246,170 (excluding amounts owed to officers and directors). This amount includes a litigation reserve of $127,670. Additionally, the Company is in payment default on the following notes; (i) two unsecured notes totaling $73,600, including interest thereon of $15,640 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $462,321, including interest thereon of $52,093 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,627,548 including interest thereon of $463,961 which accrue interest at the rate of between 8% and 10%. All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to the $200,000 senior secured notes, which are owned by the Company's Chief Executive Officer, James R. Arabia and are past due. On June 16, the Company entered into an agreement with Mr. Arabia whereby the Company makes monthly payments against past due monies owed to Mr. Arabia (see also Note K to the Financial Statements - "Related Party Transactions" and Note O to the Financial Statements - "Commitments and Contingencies").

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of March 31, 2007 the Company had tendered thirty-eight (38) Puts to Dutchess, which in the aggregate, resulted in the sale of 206,913,767 shares of registered stock and net proceeds to the Company of $377,257.

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

O.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. Creditors in this category amount to approximately $246,170, excluding amounts due to officers and directors. This category includes balances accounted for in the Company's litigation reserve of $127,670, which is comprised of a number of creditors owed amounts of less than $5,000. Additionally, the Company is in payment default on two unsecured notes totaling $73,600, including interest thereon of $15,640 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Litigation and Legal Proceedings

At March 31, 2007 the Company has a litigation reserve totaling $127,670 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 223,355,689 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia (see also Note K - "Related Party Transactions") and 252,810,914 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making $2,205,500 of loans to the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to Dutchess may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, or Dutchess its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

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

At March 31, 2007 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

As of March 31, 2007 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended March 31, 2007 the Company raised cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $2,134,571 in the aggregate. Of this amount, $1,053,378 of equity and debt/equity securities were issued to pay past due creditors.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING MARCH 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING MARCH 31, 2006

On a consolidated basis, the Company had gross sales totaling $97,057 for the period ending March 31, 2007, compared with $8,247 in gross sales for the same period ending March 31, 2006. This represented an increase of $88,810 or 1076.9% in gross sales from the year before.

The Company incurred a net loss of $620,444 for the three-month period ended March 31, 2007, compared with a net loss of $138,224 for the same period ended March 31, 2006. This represents an increase of $481,200 or 348.14% from the same period ending March 31, 2006. The increase in net loss is primarily due to increased costs and expenses related to the Company's efforts to expand its business.

The Company's gross profit margin for the period ending March 31, 2007 was 90.0%, or $87,393. Gross profit margin for the period ending March 31, 2006 was 85.4% or $7,043. The Company's cost of products sold for the periods ending March 31, 2007 and 2006 was $9,664 and $1,204, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $96,500 and $6,500 for the periods ending March 31, 2007 and 2006, respectively. This represented an increase of $90,000 from the prior year. Marketing costs totaled $133,575 and $745 for the periods ending March 31, 2007 and 2006, respectively. This represented an increase of $132,830 from the prior year. Selling, general and administrative expenses incurred by the Company, were $235,907 for the three month period ended March 31, 2007, compared with $124,973 for the same period ended March 31, 2006. This represented an increase of $110,934 or 88.7% from the prior year. These increases are primarily attributable to additional expenditures related to the Company's increased efforts to increase sales and its presence in the migraine market.

NINE MONTH PERIOD ENDING MARCH 31, 2007 AS COMPARED TO NINE MONTH PERIOD ENDING MARCH 31, 2006

On a consolidated basis, the Company had gross sales totaling $152,070 for the period ending March 31, 2007, compared with $35,447 in gross sales for the same period ending March 31, 2006. This represented an increase of $116,623 or 329% in gross sales from the year before. This increase is due to the implementation of the Company's business strategy and the increased sales and marketing efforts associated therewith.

The Company incurred a net loss of $1,620,271 for the nine-month period ended March 31, 2007, compared with a net loss of $557,690 for the same period ended March 31, 2006. This represents an increase of $1,062,581 or 190.5% from the same period ending March 31, 2006. The increase in net loss is primarily due to the costs and expenses related to the Company's efforts to expand its business.

The Company's gross profit margin for the period ending March 31, 2007 was 90%, or $137,063. Gross profit margin for the period ending March 31, 2006 was 86.6% or $30,705. The Company's cost of products sold for the periods ending March 31, 2007 and 2006 was $15,007 and $4,742, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $177,500 and $58,000 for the periods ending March 31, 2007 and 2006, respectively. This represented an increase of $119,500 from the prior year. Marketing costs totaled $306,915 and $5,274 for the periods ending March 31, 2007 and 2006, respectively. This represented an increase of $301,641 from the prior year. Selling, general and administrative expenses incurred by the Company, were $619,985 for the nine month period ended March 31, 2007, compared with $385,351 for the same period ended March 31, 2006. This represented an increase of $234,634 or 60.9% from the prior year. These increases are primarily attributable to additional expenditures related to the Company's increased efforts to increase sales and its presence in the migraine market.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had current assets of $368,479, including cash of $232,893 and inventory valued at $87,733. Other assets at March 31, 2007 included inventory of $271,123. Total assets for the period ending March 31, 2007 were $682,475.

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

RECENT FINANCINGS

A.  PRIVATE PLACEMENT

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering from four individual investors (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). At March 31, 2007 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Financial Footnote O - Commitments and Contingencies").

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of March 31, 2007 the Company had tendered twenty-six (26) Puts to Dutchess, which in the aggregate, resulted in the sale of 148,353,860 shares of registered stock and net proceeds to the Company of $203,028.

C.  DUTCHESS PROMISSORY NOTES

The Company has issued five promissory notes to Dutchess in an aggregate principal amount of $2,205,500 (collectively, the "Dutchess Notes"). The terms of the Dutchess Notes are as follows.

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

On March 20, 2007, the Company completed an offering of a $429,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $330,000 and net proceeds of $299,922 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

The Company is required to make minimum monthly payments under the Notes, which in the aggregate totals $186,949 per month.

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

RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have received either (i) a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor, or (ii) have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At March 31, 2007 approximately $1,627,549of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $246,170 (excluding amounts owed to officers and directors), which includes a litigation reserve of $127,670. Interest and principal payments were scheduled to begin on the subordinated notes beginning April 1, 2006. The Company was unable to make such payments and such notes are in payment default at this time. The Company intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the note holders will accept such an offer.

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

EMPLOYEES

The Company has nine employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2007 the Company has a litigation reserve totaling $127,670 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007 the Company issued a promissory note to Dutchess in the amount of $429,000 (face value), which resulted in $299,992 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

ITEM 3A(T).  DEFAULTS UPON SENIOR SECURITIES

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

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except with regard to $200,000 of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. On June 16, 2006, the Company reached an agreement with Mr. Arabia whereby the Company makes monthly payments against past due monies owed to Mr. Arabia (see also Note K to the Financial Statements - "Related Party Transactions").

Additionally, the Company has been unable to make the minimum required payments pursuant to the terms of the promissory notes issued Dutchess, which have an outstanding aggregate principal balance totaling $1,779,141 net of original issue discount of $278,299 (the "Dutchess Notes"). Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company intends to repay the Dutchess Notes from proceeds of Puts tendered to Dutchess pursuant to the Equity Line of Credit and from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	$429,000 Face Amount Promissory Note issued to Dutchess Private Equity Fund II L.P.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2006. * (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 21, 2007

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	May 21, 2007