Form 10KSB
period 2007-06-30
NATUREWELL INC
filed 2007-10-15
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 234-0222

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value (Title of Class)

          Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]     No   [ ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State the issuer's revenues for its most recent fiscal year: $285,234.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 5, 2007 the aggregate market value was $274,779.

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 5, 2007 the Company had issued and outstanding 682,809,052 shares of regular common stock and 19,000,000 shares of Series A Common Stock.

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

The Company outsources its manufacturing, warehousing and major distribution activities to third party vendors. Customer service, sales and administration are handled at the Company's headquarters in San Diego, California. The Company currently has eight employees.

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

Order Fulfillment

The Company's order fulfillment process is outsourced to a third party vendor and the majority of its inventory is held at a third party warehouse. Order fulfillment activities include receiving merchandise from the warehouse, inspecting merchandise for damages or defects, packaging and processing customer orders and shipping the product. Each customer is generally charged a shipping and handling fee in addition to the cost of the product unless such fees have been waived as part of a sales promotion.

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

A 10 full spray dose is administered by applying 5 sprays under the tongue and holding for 30 seconds before swallowing and immediately repeating. Dose can be repeated every 5 minutes if required, up to 6 doses. Use as needed or directed by physician.

*	Active Ingredients:	A proprietary homeopathic blend: feverfew (Pyrethrum Parthenium), Goldenseal (Hydrastis Canadensis), Dandelion (Taraxicum Officinale), Larch Agaric (Polyporus Officinalis (all 3x).
*	Inactive Ingredients:	Distilled water, glycerin, ascorbic acid, potassium Sorbate (as preservative), disodium EDTA.

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

Competition

The Company competes directly with many other companies, which generate revenue from direct marketing, wholesale/retail distribution, and electronic commerce activities. The Company also competes with a large number of consumer health product companies and retailers, which have substantially greater financial, marketing and other resources than the Company. Additionally, companies may attempt to imitate or "knockoff" the Company's products and may be able to take advantage of the product category awareness and product development, which the Company has created. The Company will seek to protect itself from "knockoffs" through the establishment and enforcement of its intellectual property and patent rights when appropriate and feasible.

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

There can be no assurance that the patent applications, if any, will result in patents being issued or that if issued, the patents will afford protection against competitors with similar technology. Nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent.

The Company will also rely upon unpatented trade secrets, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets.

Human Resources

The Company has eight employees. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 872 square feet and are currently leased on a month to month basis at $3,820 per month.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 2007 the Company has a litigation reserve totaling $125,795 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

As discussed elsewhere in this Form 10-KSB, the Company is subject to regulation by a number of federal, state, and foreign agencies and is involved in various legal matters arising in the normal course of its business.

Currently the Company does not carry product liability insurance. The Company will evaluate the need for product liability insurance when sales volume warrants such an expenditure. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of June 30, 2007, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW
Fiscal Year 2005:
First Quarter	0.0135	0.0046
Second Quarter	0.0055	0.0021
Third Quarter	0.01	0.0015
Fourth Quarter	0.005	0.003

Fiscal Year 2006:
First Quarter	0.006	0.0016
Second Quarter	0.003	0.0008
Third Quarter	0.0031	0.0007
Fourth Quarter	0.002	0.001

Fiscal Year 2007:
First Quarter	0.0011	0.0005
Second Quarter (through Oct. 9, 2006)	0.0006	0.0004

Recent Sales of Securities

During the year ending June 30, 2007 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

In August 2006 the Company issued a promissory note to Dutchess Private Equities Fund ("Dutchess") in the amount of $201,500 (face value), which resulted in $155,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to switch the note into a convertible debenture which may then convert into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

 In August 2006 the company issued the following restricted shares of common stock; (i) 5,500,000 shares to employees for services rendered, (ii) 1,500,000shares for services rendered by an outside vendor, and (iii) 8,920,533 shares in exchange for convertible notes tendered for conversion having a value (including interest accrued thereon) of $22,251 at the time of conversion.

In August 2006 the company issued 1,705,839 restricted shares of regular common stock as partial payment of Incentive Shares due to Dutchess as required pursuant to the loan agreement underlying a note issued to Dutchess by the Company in the amount of $600,000 face value. The payment of Incentive Shares was valued at $6,823 by the Company (the Company has a contingent liability to issue an additional 332,355,689 Incentive Shares to Dutchess - see Note L to the Financial Statements).

In September 2006 the Company issued a promissory note to Dutchess in the amount of $403,000 (face value), which resulted in $310,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to switch the note into a convertible debenture which may then convert into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In November 2006 the Company issued 5,000,000 restricted shares of common stock for $15,000 of services rendered by an outside vendor.

In December 2006 the Company issued 15,000,000 restricted shares of common stock for $45,000 of services rendered by an outside vendor.

In December 2006 the Company issued a promissory note to Dutchess in the amount of $572,000 (face value), which resulted in $400,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to switch the note into a convertible debenture which may then convert into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In March 2007 the Company issued a promissory note to Dutchess in the amount of $429,000 (face value), which resulted in $300,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to switch the note into a convertible debenture which may then convert into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In April 2006 the Company issued 16,000,000 restricted shares of common stock for $16,100 of services rendered by outside vendors.

In June 2007 the Company issued a promissory note to Dutchess in the amount of $143,000 (face value), which resulted in $100,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to switch the note into a convertible debenture which may then convert into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

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

We Have a Limited Operating History and Have Incurred Operating Losses Since Inception. As a Result, We May Never Become Profitable.

We have a limited operating history upon which an investor can evaluate our potential for future success. We have generated an accumulated deficit of approximately $26.6 million through June 30, 2007. Although we commenced sales of our migraine product on a national level during the month of September 2001, sales have been limited to date. As a result, there is limited historical financial data upon which an investor can make an evaluation of our performance or make a decision regarding an investment in shares of its common stock.

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

We Do Not Carry Product Liability Insurance Even Though We Are Subject to Product Liability Claims.

The Company, like other retailers, distributors and manufacturers of products that are ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results or is believed to result in injury. However, we currently do not carry product liability insurance. Pending the maturity of the Company's new marketing strategy, and sales volume that the Company determines warrants the need for insurance, coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face. We cannot assure the safety or effectiveness of our products.

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

Inflation May Harm Our Financial Results.

Inflation affects the cost of raw materials, goods, and services we use. In recent years, inflation has been modest. If inflation were to increase, the competitive environment in the over the counter drug market limits our ability of the Company to recover higher costs resulting from inflation by raising prices of our products.

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

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2007 financial statements, our auditors expressed doubt as to our ability to continue as a going concern. To date, the Company has had limited sales due to the early stage of its efforts to transition into the marketing and distribution of products. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

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

Risk Factors Relation To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2007 the Company has a litigation reserve totaling $125,795 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Unsecured creditors amount to approximately $152,000, excluding officers and directors, including those accounted for in the Company's litigation reserve of $125,795, and are comprised of a number of creditors owed amounts of less than $5,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That are in Default

As of June 30, 2007, the Company was in payment default on the following secured notes; (i) six senior notes issued to Dutchess totaling $2,069,762, before aggregate original issue discounts of $278,299, including interest accrued thereon of $87,041, which accrue interest at the rate of 12%, (ii) five senior secured notes totaling $443,143, including interest thereon of $57,915 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,662,384 including interest thereon of $498,796 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2006 to June 30, 2007, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0007 to $0.006 This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of June 30, 2007, the Company had approximately 117,424,415 shares of the Company's outstanding common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding common stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Potential or actual sales of the Company's common stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's stock.

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

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company has added 5 employees as sales reps and expects to add additional employees over the next twelve months if it is successful in its securing capital adequate to expand its business. If any anticipated employee positions are to be filled they will likely be at the sales/customer service and operations level. The Company currently operates with eight employees.

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

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO THE CORRESPONDING PERIOD IN 2006.

On a consolidated basis, the company had gross sales totaling $285,234 for the year ended June 30, 2007, compared with $51,402 in gross sales for the same period ending June 30, 2006. This represented an increase of $233,832 or 454.9% in gross sales from the year before. The sales increase is primarily attributable to increased sales and marketing efforts of the Company's product.

The Company experienced a net loss of $2,300,308 for the twelve-month period ended June 30, 2007, compared with a net loss of $787,282 for the same period ended June 30, 2006. This represents an increase of $1,513,026 or 192.2% from the prior year. The increase in net loss is primarily attributable to increased sales, administrative and marketing expense associated with the Company's increased sales and marketing efforts of its migraine product.

The Company had a gross profit margin for the year ended June 30, 2007 of 86.0% or $245,242. The Company's cost of products sold for the years ended June 30, 2007 and 2006 was $39,992 and $5,978, respectively. The Company expects product cost as a percentage of gross sales to remain stable from current levels.

Consulting fees totaled $212,000 for the year ended June 30, 2007, compared with $88,134 for the same period ending June 30, 2006. This represented an increase of $123,866 or 140.5% from the prior year. Marketing and advertising cost totaled $368,962 for the year ended June 30, 2007, compared to $22,546 for the same period ending June 30, 2006. Selling, general and administrative expenses incurred by the Company were $1,111,905 for the year ended June 30, 2007, compared with $588,272 for the same period ended June 30, 2006. This represented an increase of $523,633 or 89.0% from the prior year. The increase is due primarily to increased salaries, workforce and sales and marketing expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through the sale of promissory notes, revenue from sales and cash advances from its Chief Executive Officer, James R. Arabia. The Company anticipates that the proceeds from future sale of equity and/or debt securities (including convertible debt) together with revenues from product sales should be sufficient to finance its operations for the next twelve months. However, there can be no assurance that the Company will be successful in selling equity or securing debt financing, or that their will be sufficient sales or that any combination thereof will be sufficient to meet its capital needs, which, if not met, could result in the Company being unable to continue as a going concern. (See also "PLAN OF OPERATIONS")

At June 30, 2007 and 2006, the Company had current assets of $130,241 and $ 179,851 including cash of $18,536 and $151,724, respectively. At June 30, 2007, current assets included inventory valued at $71,050 and prepaid expenses of $31,492. At June 30, 2007 and 2006 the Company had total assets of $447,526 and $520,399, respectively including inventory reported as a long term asset valued at $ 271,123. The report of the Company's independent auditors on the financial statements for the year ended June 30, 2007, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with raising capital through issuance of equity and/or debt securities.

Dutchess Private Equities Fund Investment Agreement

On March 31, 2006 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. ("Dutchess"). Pursuant to the Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock over the course of 36 months in installments that may occur as frequently as every seven days (in the Company's discretion) and the Company obligated itself to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement (2,000,000,000 shares) and to use its reasonable efforts to have the registration statement declared effective by the SEC.

On May 5, 2006 the SEC declared the Registration Statement effective (Registration No. 333-133528) for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of June 30, 2007 the Company had tendered fifty (50) Puts to Dutchess, which in the aggregate, resulted in the sale of 414,140,994 shares of registered stock and net proceeds to the Company of $576,667.

In addition to its Put rights under the Investment Agreement, the Company also secured six loans from Dutchess in the form of promissory notes in the amount of $2,348,500 (face value), which resulted in $1,685,000 of aggregate net proceeds to the Company. Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $186,949 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

The Company will need to obtain additional working capital to fund its business operations through either the sale of equity to Dutchess under the Investment Agreement, additional working capital loans from Dutchess, the sale of equity or debt to other third parties or a combination thereof.

NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that adoption of SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to ever institute such plans. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Naturewell, Incorporated and subsidiaries (the "Company") as of June 30, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Naturewell, Incorporated and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

October 11, 2007

Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30, 2007	As of June 30, 2006

	(unaudited)
ASSETS

Current Assets
Cash	$18,536	$151,724
Accounts receivable	9,163	649
Inventory	71,050	14,115
Prepaid expenses	31,492	13,363

Total Current Assets	130,241	179,851

Net Property & Equipment	40,001	7,870

Other Assets
Inventory	271,123	331,123
Other assets	6,161	1,555

Total Other Assets	277,284	332,678

TOTAL ASSETS	$447,526	$520,399

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$191,391	$221,622
Accrued expenses	43,173	36,410
Accrued litigation costs	125,795	130,170
Loans payable, net debt discount of $185,600 and $91,667 as of June 30, 2007 and 2006 respectively	4,055,482	2,474,536
Due to officers	257,363	442,410

Total Current Liabilities	4,673,204	3,305,148

Long-Term Liabilities
Unsecured convertible notes	41,569	62,040
Senior secured notes	142,701	131,834
Subordinated secured Notes	-	-
Subordinated secured convertible notes	35,218	32,536
Senior secured convertible notes	1,259,224	1,205,602

Total Long-Term Liabilities	1,478,712	1,432,012

TOTAL LIABILITIES	$6,151,916	$4,737,160

Stockholders' Deficit
Preferred stock, $0.01 par value
(Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value,
(4,980,000,000 shares authorized; 603,933,318 and 136,165,952 shares issued and outstanding as of June 30, 2007 and 2006, respectively)	6,039	1,362
Common stock series A, $0.00001 par value,
(20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of June 30, 2007 and 2006, respectively)	190	190
Additional paid-in capital	20,873,397	20,191,300
Less: Notes receivable officers	-	(125,905)
Accumulated deficit	(26,584,017)	(24,283,709)

Total Stockholders' Deficit	(5,704,390)	(4,216,761)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$447,526	$520,399

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ending June 30, 2007 and 2006

	June 30, 2007	June 30, 2006

Revenues
Gross Sales	$285,234	$51,402

Net Sales	285,234	51,402

Costs and Expenses
Costs of goods sold	39,992	5,978
Selling general & administrative	1,111,905	589,272
Marketing & advertising	368,962	22,546
Consulting services	212,000	88,134
Depreciation and amortization	8,011	7,032

Total Costs and Expenses	1,740,871	712,962

Loss From Operations	(1,455,637)	(661,560)

Other Income & (Expenses)
Other expense	(562)	(41,107)
Other income	66,299	161,528
Interest income	1,893	4,940
Interest expense	(912,301)	(252,083)

Total Other Income & (Expenses)	(844,671)	(126,722)

Net Income (Loss) Before Taxes	(2,300,308)	(788,282)

Provision for Income Taxes	-	-

Net Income (Loss)	$(2,300,308)	$(788,282)

Basic earnings (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	323,305,714	123,083,020

See Notes to Consolidated Financial Statements.

NATUREWELL INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2007 and 2006

	Common Stock	Common Stock Amount	Series A Common Stock	Additional Paid-in Capital	Unearned Compensation & Officers Notes Receivable	Preferred Stock	Accumulated Deficit	Total

Balance, June 30, 2005	118,221,228	1,182	-	19,951,241	(120,965)	1	(23,495,427)	(3,663,968)

Employee stock compensation	-	-		-

Share issuance of stock for services	17,944,724	179		60,249				60,428

Accrued Interest	-	-		-	(4,940)			(4,940)

Shares issued to officers for note conversion	-	-	190	189,810				190,000

Finders Fees				(10,000)				(10,000)

Net loss, June 30, 2006		-					(788,282)	(788,282)

Balance, June 30, 2006	136,165,952	1,362	190	20,191,300	(125,905)	1	(24,283,709)	(4,216,762)

Shares issued for conversion	8,920,533	89		22,162				22,251

Shares issued for cash	415,846,833	4,158		573,765				577,924

Shares issued for services	43,000,000	430		86,170				86,600

Cleared note receivable officer					125,905			125,905

Net Loss June 30, 2007							(2,300,308)	(2,300,308)

Balance, June 30, 2007	603,933,318	6,039	190	20,873,397	-	1	(26,584,017)	(5,704,390)

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years Ended

	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,300,308)		$(788,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	600
Depreciation and amortization	8,011		7,032
Accrued interest income	-		(4,940)
Debt forgivnes	(66,299)
Amortization of debt discount	309,567		-
Accrued interest expense	516,770		252,083
Issunace of notes for accounts payable			21,600
Stock issued for services	86,600		60,428
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,114)		(63)
(Increase) decrease in inventory	3,065		4,746
(Increase) decrease in prepaid expenses	(18,129)		(12,354)
Increase (decrease) in due to officers	(59,142)		168,623
Increase (decrease) in accrued expenses	6,763		(16,629)
Increase (decrease) inaccured litigation costs	(4,375)		-
Increase (decrease) in accounts payable	36,068		(52,700)

Net cash provided by (used in) operating activities	(1,489,923)		(360,456)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditure for property and equipment	(40,142)		-
(Increase) decrease in deposits	(4,606)

Net cash provided by (used in) investing activities	(44,748)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Finders Fee Paid	-		-
Stock conversion of notes payable	-		-
Stock issued for cash	577,924
Payments made on loans payable	(401,066)		(170,000)
Proceeds from loans payable	1,224,625		622,498

Net cash provided by (used in) financing activities	1,401,483		452,498

Net increase (decrease) in cash	(133,188)		92,042

Cash at beginning of period	151,724		59,682

Cash at end of period	$18,536		$151,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-		$-

Interest paid	$86,934		$7,281

NON-CASH ACTIVITIES

Note receivable officers	$125,905	$
Stock issued from conversion of convertible notes	22,251
Stock issued for services	86,600		-

Total non-cash activities	$234,756		$-

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2007 AND 2006

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). The Company as of June 30, 2007 also holds a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI").

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2007 and 2006.

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

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs for the years ending June 30, 2007 and 2006 of $368,962 and $ 22,546, respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $8,011 and $7,032 for the years ended June 30, 2007 and 2006, respectively.

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that adoption of SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to ever institute such plans. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

C.  INVENTORY:

Inventory as of June 30, 2007 and 2006 is comprised of the following:

	2007	2006

Healthcare Products	$ 71,050	$ 14,115
Healthcare Products	271,123	331,123

	$ 342,173	$ 345,238

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

The Company was required to compute primary and diluted loss per share amounts for 2007 and 2006 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2007 and 2006 consists of 250,000 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At June 30, 2007 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $ 5,500 (including officers) and $39,581 for the years ending June 30, 2007 and June 30, 2006 respectively. Of the $5,500 for June 30, 2007, $2,500 was for payment to an officer and $3,000 was for payment to a non-officer employee. Of the $39,581 for June 30, 2006, $30,000 was for payment to officers and $9,581 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $87,923 and $30,428 for the years ending June 30, 2007 and June 30, 2006 respectively.

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

At June 30, 2007 the 19,000,000 shares of Series A Common Stock was eligible to cast a vote equal 23.9% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 793,933,318 votes).

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of June 30, 2007 and 2006 consist of the following:

	2007	2006

Loans payable with annual interest varying from 8 to 10% (net of debt discount of $185,600 and $91,667 as of June 30, 2007 and 2006, respectively)	$ 4,055,482	$ 2,474,536
Current Portion of Long Term Notes Payable :	-	0

	$ 4,055,482	$ 2,474,536

(1)	Six promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $2,060,483 before aggregate original issue discounts of $185,600 as follows:
	(a)	a first senior note for $436,131, including $14,103 interest accrued thereon , maturing on May 16, 2007;
	(b)	a second senior note for $223,850, including interest accrued thereon of $22,350 maturing on August 17, 2007;
	(c)	a third senior note for $413,953 including interest accrued thereon of $10,953, maturing on September 19, 2007;
	(d)	a fourth senior note for $610,266 including interest accrued thereon of $38,266, maturing on December 15, 2007.
	(e)	a fifth senior note for $231,912 including interest thereon of $0, maturing on March 20, 2008.
	(f)	a sixth senior note for $144,371 including interest thereon of $1,369, maturing on June 1, 2008.

Under the terms of the six notes the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the six notes until such notes are brought current (see Note O - "Restructuring").

(2)

Notes that are in payment default are as follows; (i) two unsecured notes totaling $75,072, including interest thereon of $17,120 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $443,143 including interest thereon of $57,915 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,662,384 including interest thereon of $498,796 which accrue interest at the rate of between 8% and 10%. All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $216,441 ($200,000 face value) of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 face value of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note L to the Financial Statements - "Commitments and Contingencies").

I.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on March 1, 2008. The Company's base rent under the lease is $3,820 throughout the term of the lease.  Office rent and incidental expense was $54,324 and $38,139 for the years ending June 30, 2007 and 2006, respectively.

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 30, 2007 and June 30, 2006 consist of the following:

	June 2007	June 2006

Senior Secured Notes, with annual interest of 8%	142,701	131,834
Unsecured Convertible Notes, with annual interest of 4%	41,569	62,040
Subordinated Secured Convertible Notes, with annual interest of 8%	35,218	32,536
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,259,224	1,205,602

	$1,478,712	$ 1,432,012

The senior secured notes totaling $142,701 include interest accrued thereon of $11,984. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2008.

The unsecured convertible notes totaling $41,569 include interest accrued thereon of $3,444 and are convertible, in the aggregate, into 15,556,071 shares of common stock at the option of the holder.

The subordinated secured convertible notes totaling $35,218 include interest accrued thereon of $9,473. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,798,853 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,259,224 include interest accrued thereon of $141,574, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 107,848,128 shares of Common Stock at the option of the holders.

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

At June 30, 2007 the Company's Due to Balance owed to its Chief Executive Officer was $257,363. The Company also owes the Executive $ 597,714 pursuant to various senior secured notes, including interest thereon as follows: (i) $216,441 of senior secured notes due on March 30, 2006, and (ii) senior secured convertible notes totaling $381,273.

In September 2006 the Company converted a secured convertible note with a face value of $6,000 held by its Chief Financial Officer, Robert T. Malasek, into 2,548,533 shares and granted a stock bonus in the amount of 2,500,000 restricted shares valued at $2,500

L.  COMMITMENTS AND CONTINGENCIES

Insurance

Currently the Company does not carry product liability insurance. Pending the maturity of the Company's new marketing strategy, and sales volume that the Company determines warrants the need for insurance, coverage will be evaluated in amounts that management believes is adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that the Company can afford such insurance coverage or that such insurance coverage will be adequate to cover all losses, which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face. We cannot assure the safety or effectiveness of our products.

Unsecured Creditors of the Company

As of June 30, 2007 the Company maintains a litigation reserve of $125,795 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R "Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $75,072, including interest thereon of $17,120 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Litigation and Legal Proceedings

At June 30, 2007 the Company has a litigation reserve totaling $125,795 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 407,355,689 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia, 332,355,689 shares to Dutchess as an incentive payment for making $2,348,500 of loans to the Company. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to Dutchess may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia or Dutchess its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

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

At June 30, 2007 $297,500 of the Senior Convertible Notes remained outstanding ; $ 97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

At June 30, 2007 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

M.  STOCK ISSUANCES:

For the year ended June 30, 2007 the Company issued; (i) 43,000,000 restricted shares of common stock for $86,600 of services rendered, (ii) 1,705,839 restricted shares of common stock for payment of an incentive fee valued at $6,823, (iii) 8,920,533 restricted shares of common stock for the conversion of debt valued at $22,251, and (iv) 414,140,994 shares of common stock for cash proceeds of $569,839.

N.  INCOME TAXES:

As of June 30, 2007, the Company had net operating loss carry-forwards totaling approximately $26,584,017, before any limitations. The carry-forwards expire through 2027.

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

O.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the year ending June 30, 2007. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

P.  RESTRUCTURING

As of June 30, 2007 the Company maintains a litigation reserve of $125,795 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R "Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $75,072, including interest thereon of $17,120 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

As of June 30, 2007, the Company was in payment default on the following secured notes; (i) six senior notes issued to Dutchess totaling $2,069,762, before aggregate original issue discounts of $278,299, including interest accrued thereon of $87,041, which accrue interest at the rate of 12%, (ii) five senior secured notes totaling $443,143, including interest thereon of $57,915 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,662,384 including interest thereon of $498,796 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 (face value) of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note L to the Financial Statements - "Commitments and Contingencies").

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

It is likely that the Company will attempt to negotiate debt for equity swaps with certain defaulted creditors, which could lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be very difficult to raise capital through the sale of debt or equity.

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of June 30, 2007 the Company had tendered three (50) Puts to Dutchess, which in the aggregate, resulted in the sale of 414,376,245 shares of registered stock and net proceeds to the Company of $ 576,488.

In addition to its Put rights under the Investment Agreement, the Company also secured the following loans from Dutchess in the form of promissory notes; a first note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company, a second note in the amount of $201,500 on August 14, 2006, which resulted in net proceeds of $140,000 to the Company, a third note in the amount of $403,000 on September 18, 2006, which resulted in net proceeds to the Company of $285,000 ,a fourth note in the amount of 572,000 on December 15, 2006 which resulted in $400,000 of net proceeds to the Company, a fifth note in the amount of 429,000 on March 22, 2007 which resulted in $300,000 of net proceeds to the Company, and a sixth note in the amount of $143,000 on June 1, 2007 which resulted in $100,000 of net proceeds to the Company. Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $186,949 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note. Since June of 2006 the Company has been unable to meet the minimum monthly payments required under the notes. Dutchess receives 100% of the proceeds of all Puts tendered by the Company and has not exercised or given notice of its intention to exercise any rights or remedies available to them under the terms of the notes. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended June 30, 2007 the Company raised cash and retired outstanding obligations through the issuance of equity and debt securities totaling $1,842,475 in the aggregate. Of this amount, $6,375 of equity securities were issued to pay past due creditors.

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

R.  OTHER INCOME:

In fiscal year ending June 30, 2006 the Company recognized substantial amounts of other income, which is primarily comprised of non-recurring transactions as follows:

For the fiscal year ending June 30, 2006 the Company recognized other income of $161,528, which is comprised of; (i) $43,500 associated with discounted settlements of various accounts payable, (ii) a reduction of $588of accrued interest due to Officers of the Company as a result of the Officers forgiving such accrued interest, (iii) a reduction of $112,500 of accrued salaries and benefits due to the Company's Chief executive Officer, James R. Arabia, as a result of Mr. Arabia forgiving such accrued salary and benefits, and (iv) $4,940 derived from interest income from a note receivable.

For the fiscal year ending June 30, 2007 the Company recognized other income comprised entirely of the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

James R. Arabia	50	Chairman, President, and Chief Executive Officer

Robert T. Malasek	39	Chief Financial Officer, Treasurer and Secretary

Timothy R. Scott, PhD.	55	Director

John W. Huemoeller	51	Director

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2007.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants

James R. Arabia Chief Executive Officer	2006	$250,000(1)(2)	-	-	-	-
	2005	$250,000(1)(2)	-	-	-	-
	2004	164,640(1)(2)	-	-	-	-

Robert T. Malasek Former Chief Financial Officer (current CFO as of August 15, 2006)	2006	-	2,500	$31,000(2)	-	-
	2005	-	-	$23,250(2)	-	-
	2004	45,000	-	-	-	-

(1)			Accrued but not paid.
(2)			Subsequently waived by Executive.
(3)			Other income earned by Mr. Malasek as an outside consultant to the Company.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	-	0.0%	$ -	N/A	$ -
Robert T. Malasek	(1)	$ -	-	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2007 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Robert T. Malasek	(1)	-	-	-	-

(1)	There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

All director fees have been accrued and no director has received to date cash compensation for his services as a director. All directors are entitled to be reimbursed for travel and other expenses incurred while attending meetings of the Board of Directors.

NAME	FISCAL YEAR ISSUED	Director fees	# OF SHARES	$ VALUE OF GRANT

Timothy R. Scott, PhD	2006	$12,000	-	-
	2005(1)	$ 6,500	-	-
	2004(2)	$ (12,167)	-	-

John W. Huemoeller	2006	$ 9,000	-	-
	2005(1)	$ 6,500	-	-
	2004(2)	$ (3,750)	-	-

(1)	Accrued but not paid.
(2)	The negative incomes shown for 2004 reflect the fact that Dr. Scott and Mr. Huemoeller waived director fees that had been accrued in previous years.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2007 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address	Common Stock beneficially owned (1)	Percent of Common Stock beneficially owned (1)

James R. Arabia (2) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	85,865,325	13.0%

Financial Acquisition Partners, LP (3) 4019 Goldfinch Street, Suite 474 San Diego, CA 92103	15,750,000	2.6%

Lowell Blankfort (4) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	26,415,055	4.2%

AK Trust. (5) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	33,652,795	5.3%

Robert T Malasek c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	6,348,533	1.1%

Timothy R. Scott, PhD (6) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	4,220,560	0.7%

John W. Huemoeller (7) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	3,164,815	0.5%

Milan Mandaric (8) c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	20,950,309	3.4%

All directors and executive officers as a group (four individuals)	99,599,233	14.9%

1.

Applicable percentage ownership is based on 603,933,318 shares of Common Stock outstanding as of June 30, 2007, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2007 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities

2.

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

2007 - $22,000
2006 - $17,380

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007 - $0
2006 - $0

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $2,300
2006 - $1,000

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 - $0
2006 - $0

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2007	NATUREWELL, INCORPORATED

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

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	October 12, 2007

	Title	Date

/s/ John W. Huemoeller John W. Huemoeller	Director	October 12, 2007

	Title	Date

/s/ Timothy R. Scott Timothy R. Scott	Director	October 12, 2007