Form 10QSB
period 2007-09-30
NATUREWELL INC
filed 2007-11-19
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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
Yes [ ] No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 15, 2007 the Company had issued and outstanding 901,939,722 shares of $.00001 par value common stock.

-  2 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL  changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying balance sheets of Naturewell, Incorporated (the "Company") as of September 30, 2007, and the related statements of operation, and cash flows for the three months ended September 30, 2007. These financial statements are the responsibility of the Company's management.

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

November 16, 2007
Chula Vista, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of September 30, 2007	As of June 30, 2007

	unaudited

ASSETS

Current Assets
Cash	$58,512	$18,536
Accounts receivable	9,468	9,163
Inventory	61,355	71,050
Prepaid expenses	11,012	31,492

Total Current Assets	140,347	130,241

Net Property & Equipment	37,611	40,001

Other Assets
Inventory	251,123	271,123
Other assets	6,161	6,161

Total Other Assets	257,284	277,284

TOTAL ASSETS	$435,242	$447,526

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$171,511	$191,391
Accrued expenses	52,152	43,173
Accrued litigation costs	122,920	125,795
Loans payable, net debt discount of $178,292 and $185,600 as of September 30, 2007 and June 30, 2007 respectively	4,558,066	4,055,482
Due to officers	162,383	257,363

Total Current Liabilities	5,067,032	4,673,204

Long-Term Liabilities
Unsecured convertible notes	41,985	41,569
Senior secured notes	145,555	142,701
Subordinated secured Notes	-	-
Subordinated secured convertible notes	35,923	35,218
Senior secured convertible notes	1,272,940	1,259,224

Total Long-Term Liabilities	1,496,403	1,478,712

TOTAL LIABILITIES	$6,563,435	$6,151,916

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 672,261,181 and 603,933,318 shares issued and outstanding as of September 30, 2007 and June 30, 2007, respectively)	6,722	6,039
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2007 and June 30 2007, respectively)	190	190
Additional paid-in capital	20,919,664	20,873,397
Less: Notes receivable officers	-	-
Accumulated deficit	(27,054,770)	(26,584,017)

Total Stockholders' Deficit	(6,128,193)	(5,704,390)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$435,242	$447,526

See Notes to Consolidated Financial Statements.

-  4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ending September 30, 2007 and 2006

	September 30,	September 30,
	2007	2006

	unaudited	unaudited
Revenues

Gross Sales	$106,068	$22,929

Net Sales	106,068	22,929

Costs and Expenses

Costs of goods sold	15,144	2,034
Selling general & administrative	245,802	159,318
Marketing & advertising	44,355	60,701
Consulting services	7,500	35,000
Depreciation and amortization	2,390	2,113

Total Costs and Expenses	315,191	259,166

Loss From Operations	(209,123)	(236,237)

Other Income & (Expenses)

Other income	14,307	0
Interest income	48	1,235
Interest expense	(275,985)	(196,214)

Total Other Income & (Expenses)	(261,630)	(194,979)

Net Income (Loss) Before Taxes	(470,753)	(431,216)

Provision for Income Taxes	-	-

Net Income (Loss)	$(470,753)	$(431,216)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	648,026,266	151,314,022

See Notes to Consolidated Financial Statements.

-  5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the three months ending

	September 30, 2007	September 30, 2006

	unaudited	unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(470,753)	$(432,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	478	-
Depreciation and amortization	2,390	2,113
Accrued interest income	-	(1,235)
Interest Expense	30,000	-
Debt forgiveness	(14,307)	-
Amortization of debt discount	106,308	-
Accrued interest expense	130,918	187,914
Stock issued for services	-	10,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(783)	(1,325)
(Increase) decrease in inventory	29,695	(605)
(Increase) decrease in prepaid expenses	20,480	(9,289)
Increase (decrease) in due to officers	(94,980)	(65,802)
Increase (decrease) in accrued expenses	8,979	4,552
Increase (decrease) in accrued litigation costs	(2,875)	-
Increase (decrease) in accounts payable	(5,573)	34,354

Net cash provided by (used in) operating activities	(260,024)	(271,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(3,740)
(Increase) decrease in deposits	-	-

Net cash provided by (used in) investing activities	-	(3,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	46,950	60,553
Payments made on loans payable	(46,950)	-
Proceeds from loans payable	300,000	312,231

Net cash provided by (used in) financing activities	300,000	372,784

Net increase (decrease) in cash	39,976	98,005

Cash at beginning of period	18,536	151,724

Cash at end of period	$58,512	$249,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$37,326	$8,300

NON-CASH ACTIVITIES
Note receivable officers	$-	$-
Stock issued from conversion of convertible notes	-	-
Stock issued for services	-	-

Total non-cash activities	$-	$-

See Notes to Consolidated Financial Statements.

-  6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2007, and the results of its operations and cash flows for the three-month period ended September 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2007 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the consolidated financial statements included in the Company's Form 10-KSB registration report for the year ended June 30, 2007.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

-  7 -

C.  INVENTORY:

Inventory as of September 30, 2007 and June 30, 2006 is comprised of the following:

	September 30, 2007	June 30, 2007

Healthcare products-current asset	$61,355	$71,050
Healthcare Products- other asset	251,123	271,123

	$312,478	$342,173

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

The Company is required to compute primary and diluted loss per share amounts for 2007 and 2006 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

-  8 -

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of September 30, 2007 and June 30, 2007 consists of 250,000, respectively, non-redeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007. All warrants expired unexercised on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At September 30, 2007, 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was none and $5,500 for the three month periods ending September 30, 2007 and September 30, 2006 respectively. Of the $5,500 for September 30, 2006, $2,500 was for payment to an officer and $3,000 was for payment to non-officer employees.

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

At September 30, 2007 the 19,000,000 shares of Series A Common Stock comprises approximately 22.03% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 862,261,181).

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of September 30, 2007 and June 30, 2007 consist of the following:

	September 30, 2007	June 30, 2007

Loans payable with annual interest varying from 8 to 12% (net of $178,292, $185,600 debt discount as of September 30, 2007 and June 30, 2007, respectively)	$ 4,558,066	$ 4,055,482

	$ 4,558,066	$ 4,055,482

Loans payable consist of the following:

(1)	Nine promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $2,512,511 before aggregate original issue discounts of $178,292 as follows:
	(a)	a first senior note for $449,522, including $27,493 interest accrued thereon , maturing on May 16, 2007;
	(b)	a second senior note for $230,723, including interest accrued thereon of $29,223, maturing on August 17, 2007;
	(c)	a third senior note for $426,663 including interest accrued thereon of $23,663, maturing on September 19, 2007;
	(d)	a fourth senior note for $629,004 including interest accrued thereon of $57,004, maturing on December 15, 2007.
	(e)	a fith senior note for $191,378 including interest thereon of $691, maturing on March 20, 2008
	(f)	a sixth senior note for $148,802 including interest thereon of $ 5,802, maturing on June 1, 2008
	(g)	a seventh senior note for $147,294 including interest thereon of $ 4,294, maturing on July 2, 2008
	(h)	a eigth senior note for $145,513 including interest thereon of $ 2,513 maturing on August 8, 2008
	(i)	a ninth senior note for $143,612 including interest thereon of $ 612, maturing on September 17, 2008

Under the terms of the nine notes the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current (see Note N - "Restructuring").

(2)

Notes that are in payment default as follows; (i) two unsecured notes totaling $76,573, including interest thereon of $18,621 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $449,300 including interest thereon of $64,072 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,697,973, including interest thereon of $534,385 which accrue interest at the rate of between 8% and 10%. All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

The Company has no scheduled repayment arrangements in regard to any of the five defaulted notes listed above except in regard to $200,000 face valueof the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company is required to make minimum monthly payments of $20,000 against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note O to the Financial Statements - "Commitments and Contingencies").

I.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on March 1, 2008. The Company's base rent under the lease is $3,820 throughout the term of the lease.  Office rent and incidental expense was $19,072 and $6,499 for the three months ending September 30, 2007 and 2006, respectively.

J.  LONG TERM NOTES PAYABLE:

Notes payable as of September 30, 2007 and June 30, 2007 consist of the following:

	September 30, 2007	June 30, 2007

Senior Secured Notes, with annual interest of 8%	145,555	142,701
Unsecured Convertible Notes, with annual interest of 4%	41,985	41,569
Subordinated Secured Convertible Notes, with annual interest of 8%	35,923	35,218
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,272,940	1,259,224

	$ 1,496,403	$ 1,478,712

The senior secured notes totaling $145,555 include interest accrued thereon of $14,838. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2008.

The unsecured convertible notes totaling $41,985 include interest accrued thereon of $ 3,860 and are convertible, in the aggregate, into 15,711,628 shares of common stock at the option of the holder.

The subordinated secured convertible notes totaling $35,923 include interest accrued thereon of $10,177. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,854,830 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,272,940 include interest accrued thereon of $155,290, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 109,001,605 shares of Common Stock at the option of the holders.

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

At September 30, 2007 the Company's Due to Balance owed to its Chief Executive Officer was $162,383. The Company also owes the Executive $603,691 pursuant to various senior secured notes, including interest thereon as follows: (i) $218,605 of senior secured notes due on March 30, 2006 (which are covered by the repayment plan described above), and (ii) senior secured convertible notes totaling $385,086.

L.  INCOME TAXES:

As of September 30, 2007, the Company had net operating loss carry-forwards totaling approximately $26,584,017, before any limitations. The carry-forwards expire through 2027.

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

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending September 30, 2007 and September 30, 2006. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N.  RESTRUCTURING

As of September 30, 2007 the Company maintains a litigation reserve of $122,920 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R "Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $76,573, including interest thereon of $18,621 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

As of September 30, 2007, the Company was in payment default on the following secured notes; (i) eight senior notes issued to Dutchess totaling $2,368,899, before aggregate original issue discounts of $146,483, including interest accrued thereon of $150,684 which accrue interest at the rate of 12%, (ii) five senior secured notes totaling $449,300, including interest thereon of $64,072 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,697,973 including interest thereon of $534,385 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of September 30, 2007 the Company had tendered sixty (60) Puts to Dutchess, which in the aggregate, resulted in the sale of 483,704,108 shares of registered stock and net proceeds to the Company of $ 624,874

In addition to its Put rights under the Investment Agreement, the Company also secured the following loans from Dutchess in the form of promissory notes; a first note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company, a second note in the amount of $201,500 on August 14, 2006, which resulted in net proceeds of $140,000 to the Company, a third note in the amount of $403,000 on September 18, 2006, which resulted in net proceeds to the Company of $285,000 ,a fourth note in the amount of 572,000 on December 15, 2006 which resulted in $400,000 of net proceeds to the Company, a fifth note in the amount of 429,000 on March 22, 2007 which resulted in $300,000 of net proceeds to the Company, a sixth note in the amount of $143,000 on June 1, 2007 which resulted in $100,000 of net proceeds to the Company, seventh note in the amount of $143,000 on July 2, 2007 which resulted in $100,000 of net proceeds to the Company, an eighth note in the amount of $143,000 on August 8, 2007 which resulted in $100,000 of net proceeds to the Company, and a ninth note in the amount of $143,000 on September 18, 2007 which resulted in $100,000 of net proceeds to the Company, Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $186,949 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note. Since June of 2006 the Company has been unable to meet the minimum monthly payments required under the notes. Dutchess receives 100% of the proceeds of all Puts tendered by the Company and has not exercised or given notice of its intention to exercise any rights or remedies available to them under the terms of the notes. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

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

Unsecured Creditors of the Company -

As of September 30, 2007 the Company maintains a litigation reserve of $122,920 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R "Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $76,573 including interest thereon of $18,621 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Litigation and Legal Proceedings

At September 30, 2007 the Company has a litigation reserve totaling $122,920 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 491,355,689 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia (see also Note K - "Related Party Transactions") and 416,355,689 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making $2,777,500 of loans to the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to Dutchess may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, or Dutchess its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

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

At September 30, 2007 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

At September 30, 2007 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

P.  STOCK ISSUANCES:

For the Period ended September 30, 2007 the Company issued; 68,327,863 shares of common stock for cash proceeds of $46,950.

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended September 30, 2007 the Company raised cash through the issuance of equity and debt/equity securities totaling $300,000 in the aggregate.

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

R.  OTHER INCOME

For the three months ending September 30, 2007 the Company recognized other income of $14,307 comprised entirely of the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING SEPTEMBER 30, 2006

On a consolidated basis, the Company had gross sales totaling $106,068 for the period ending September 30, 2007, compared with $22,929 in gross sales for the same period ending September 30, 2006. This represented an increase of $83,139 or 362.6% in gross sales from the year before.

The Company incurred a net loss of $470,753 for the three-month period ended September 30, 2007, compared with a net loss of $431,216 for the same period ended September 30, 2006. This represents an increase of $39,537 or 9.2% from the same period ending September 30, 2006. The increase in net loss is primarily due to increased costs and expenses related to the Company's efforts to expand its business.

The Company's gross profit margin for the period ending September 30, 2007 was 85.7%, or $90,924. Gross profit margin for the period ending September 30, 2006 was 91.1% or $20,895. The Company's cost of products sold for the periods ending September 30, 2007 and 2006 was $15,144 and $2,034, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $7,500 and $35,000 for the periods ending September 30, 2007 and 2006, respectively. This represented a decrease of $27,500 from the prior year due to a reduction of certain outside professionals used by the Company. Marketing costs totaled $44,355 and $60,701 for the periods ending September 30, 2007 and 2006, respectively. This represented a decrease of $16,346 from the prior year. Selling, general and administrative expenses incurred by the Company, were $245,802 for the three month period ended September 30, 2007, compared with $159,318 for the same period ended September 30, 2006. This represented an increase of $86,484 or 54.3% from the prior year. These increases are primarily attributable to additional expenditures related to the Company's increased efforts to increase sales and its presence in the migraine market.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had current assets of $140,347, including cash of $58,512 and inventory valued at $61,355. Other assets at September 30, 2007 included inventory of $251,123. Total assets for the period ending September 30, 2007 were $435,242.

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

RECENT FINANCINGS

A.  PRIVATE PLACEMENT

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering from four individual investors (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). At September 30, 2007 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Financial Footnote O - Commitments and Contingencies").

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of September 30, 2007 the Company had tendered sixty (60) Puts to Dutchess, which in the aggregate, resulted in the sale of 483,704,108 shares of registered stock and net proceeds to the Company of $ 624,874

C.  DUTCHESS PROMISSORY NOTES

The Company has issued nine promissory notes to Dutchess in an aggregate principal amount of $2,777,500 (collectively, the "Dutchess Notes"). The terms of the Dutchess Notes are as follows.

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

On June 2, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On July 2, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On August 8, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On September 18, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

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

RESTRUCTURING

The Company has made substantial progress towards the completion of its restructuring and has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have received either (i) a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor, or (ii) have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At September 30, 2007 approximately $1,697,973 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $246,170 (excluding amounts owed to officers and directors), which includes a litigation reserve of $122,920. Interest and principal payments were scheduled to begin on the subordinated notes beginning April 1, 2006. The Company was unable to make such payments and such notes are in payment default at this time. The Company intends to offer the subordinated note holders restricted stock in exchange for their debt. There can be no assurance that all the note holders will accept such an offer.

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

EMPLOYEES

The Company has seven employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2007 the Company has a litigation reserve totaling $122,920 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2007 the Company issued a promissory note to Dutchess in the amount of $143,000 (face value), which resulted in $100,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In August 2007 the Company issued a promissory note to Dutchess in the amount of $143,000 (face value), which resulted in $100,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In September 2007 the Company issued a promissory note to Dutchess in the amount of $143,000 (face value), which resulted in $100,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the following senior secured notes; five senior secured notes totaling $449,300, including interest thereon of $64,072 which accrue interest at the rate of between 4% and 8%. Each of the five senior secured notes have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except with regard to $200,000 (face value) of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions").

Additionally, the Company has been unable to make the minimum required payments pursuant to the terms of the promissory notes issued Dutchess, which have an outstanding aggregate principal balance totaling $2,512,511 net of original issue discount of $178,292 (the "Dutchess Notes"). Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company intends to repay the Dutchess Notes from proceeds of Puts tendered to Dutchess pursuant to the Equity Line of Credit and from operations.

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

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 19, 2007

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	November 19, 2007