Form 10QSB
period 2007-12-31
NATUREWELL INC
filed 2008-02-19
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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
Yes [ ] No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 1, 2008 the Company had issued and outstanding 974,987,989 shares of $.00001 par value common stock.

-  2 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL  changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of December 31, 2007, and the related consolidated statements of operation, and cash flows for the three months and six months ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

February 18, 2008
Chula Vista, California

Member of the California society of Certified Public accountants
Registered with the Public company Accounting Oversight Board

-  3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of	As of
	December 31,	June 30,
	2007	2007

	unaudited

ASSETS

Current Assets
Cash	$38,727	$18,536
Accounts receivable	2,990	9,163
Inventory	67,858	71,050
Prepaid expenses	-	31,492

Total Current Assets	109,575	130,241

Net Property & Equipment	35,222	40,001

Other Assets
Inventory	227,223	271,123
Other assets	3,928	6,161

Total Other Assets	231,151	277,284

TOTAL ASSETS	$375,948	$447,526

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$92,241	$191,391
Accrued expenses	48,842	43,173
Accrued litigation costs	121,045	125,795
Loans payable, net debt discount of $119,992 and $185,600 as of December 31, 2007 and June 30, 2007 respectively	4,678,054	4,055,482
Senior secured convertible notes	101,299	-
Due to officers	138,249	257,363

Total Current Liabilities	5,179,730	4,673,204

Long-Term Liabilities
Unsecured convertible notes	42,404	41,569
Senior secured notes	148,466	142,701
Subordinated secured convertible notes	36,641	35,218
Senior secured convertible notes	1,184,596	1,259,224

Total Long-Term Liabilities	1,412,107	1,478,712

TOTAL LIABILITIES	$6,591,837	$6,151,916

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 926,930,295 and 603,933,318 shares issued and outstanding as of December 31, 2007 and June 30, 2007, respectively)	9,269	6,039
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of December 31, 2007 and June 30 2007, respectively)	190	190
Additional paid-in capital	20,975,785	20,873,397
Accumulated deficit	(27,201,134)	(26,584,017)

Total Stockholders' Deficit	(6,215,889)	(5,704,390)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$375,948	$447,526

See Notes to Consolidated Financial Statements.

-  4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Three Months Ending December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

	unaudited	unaudited
Revenues
Gross Sales	$87,908	$32,084

Net Sales	87,908	32,084

Costs and Expenses
Costs of goods sold	13,130	3,309
Selling general & administrative	240,875	224,760
Marketing & advertising	23,857	112,639
Consulting services	7,500	46,000
Depreciation and amortization	2,389	1,615

Total Costs and Expenses	287,751	388,323

Loss From Operations	(199,843)	(356,239)

Other Income & (Expenses)
Other income	2,855	-
Interest expense	(248,321)	(212,373)

Total Other Income & (Expenses)	(245,466)	(212,373)

Net Income (Loss) Before Extraordinary Item and Income Taxes	(445,309)	(568,612)

Provision for Income Taxes	-	(1,000)

Net Income (Loss) Before Extraordinary Item	(445,309)	(569,612)

Extraordinary Item
Gain from extinguishment of debt	298,945	-

Net Income (Loss)	$(146,364)	$(569,612)

See Notes to Consolidated Financial Statements.

-  5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Six Months Ending December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

	unaudited	unaudited

Revenues
Gross Sales	$193,976	$55,013

Net Sales	193,976	55,013

Costs and Expenses
Costs of goods sold	28,274	5,343
Selling general & administrative	486,677	384,078
Marketing & advertising	68,212	173,340
Consulting services	15,000	81,000
Depreciation and amortization	4,779	3,728

Total Costs and Expenses	602,942	647,489

Loss From Operations	(408,966)	(592,476)

Other Income & (Expenses)
Other income	17,162	-
Interest income	48	1,235
Interest expense	(524,306)	(408,587)

Total Other Income & (Expenses)	(507,096)	(407,352)

Net Income (Loss) Before Extraordinary Item and Income Taxes	(916,062)	(999,828)

Provision for Income Taxes	-	(1,000)

Net Income (Loss) Before Extraordinary Item	(916,062)	(1,000,828)

Gain from extinguishment of debt	298,945	-

Net Income (Loss)	$(617,117)	$(1,000,828)

Basic and diluted earnings (loss) per share
Net Income (Loss) Before Extraordinary Item	$(0.00)	$(0.01)
Extraordinary Item	$(0.00)	$-
Net Income (Loss)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	739,214,983	196,048,042

See Notes to Consolidated Financial Statements.

-  6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows

	For the six months ending

	December 31, 2007	December 31, 2006

	unaudited	unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(617,117)	$(1,000,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	1,953	-
Depreciation and amortization	4,779	3,728
Debt forgiveness	(17,162)	-
Extraordinary item	(298,945)	-
Amortization of debt discount	197,608	-
Accrued interest expense	268,199	235,867
Stock issued for services	-	70,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,220	(1,084)
(Increase) decrease in inventory	47,092	(365)
(Increase) decrease in prepaid expenses	31,492	1,627
Increase (decrease) in due to officers	(119,114)	(173,078)
Increase (decrease) in accrued expenses	5,669	1,689
Increase (decrease) in accrued litigation costs	(4,750)	-
Increase (decrease) in accounts payable	(81,987)	58,516

Net cash provided by (used in) operating activities	(578,063)	(803,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(13,379)
(Increase) decrease in other assets	2,233	(2,676)

Net cash provided by (used in) investing activities	2,233	(16,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Long term loan	-	22,251
Stock issued for cash	101,568	197,212
Payments made on loans payable	-	(133,519)
Proceeds from loans payable	494,454	905,000

Net cash provided by (used in) financing activities	596,022	990,944

Net increase (decrease) in cash	20,191	171,462

Cash at beginning of period	18,536	151,724

Cash at end of period	$38,727	$323,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$48,498	$172,270

SIGNIFICANT NON-CASH ACTIVITIES
Reclassified non-current inventory to current inventory	$43,900	$-
Reclassified long-term loan to short-term loan	101,299	-
Stock issued from conversion of convertible notes	4,050	-
Extraordinary item	298,945	-
Increase the debt discount of short-term loan	132,000	-

Total non-cash activities	$580,194	$-

See Notes to Consolidated Financial Statements.

-  7 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2007, and the results of its operations and cash flows for the three-month and six-month period ended December 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2007 filed with the Securities and Exchange Commission.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

-  8 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

C.  INVENTORY:

Inventory as of December 31, 2007 and June 30, 2007 is comprised of the following:

	December 31, 2007	June 30, 2007

Healthcare products-current asset	$67,858	$71,050
Healthcare Products- other asset	227,223	271,123

	$295,081	$342,173

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

Inventory has been allocated between short term assets and long terms assets to reflect the fact that it is uncertain that all of the Company's inventory will be disposed of within one year. The allocation reflects current sales trends and does not take into consideration sales growth above such trends, which would presumably lead to increased sales of inventory within one year. Therefore, inventory currently classified as a long term asset, or some portion of it, may be disposed of within one year if sales accelerate from current levels.

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

The Company is required to compute basic and diluted loss per share amounts for 2007 and 2006 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

-  9 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of December 31, 2007 and June 30, 2007 consists of -0- and 250,000, respectively, non-redeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007. All warrants expired unexercised on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At December 31, 2007, 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $ 5,500 for the six month period ending December 31, 2007 and December 31, 2006 respectively. Of the $5,500 for December 31, 2006, $2,500 was for payment to an officer and $3,000 was for payment to non-officer employees.

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

At December 31, 2007 the 19,000,000 shares of Series A Common Stock comprises approximately 17.01% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 1,116,930,295).

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of December 31, 2007 and June 30, 2007 consist of the following:

	December 31, 2007	June 30, 2007

Loans payable with annual interest varying from 4 to 12% (net of $119,992 & $185,600 debt discount as of December 31, 2007 and June 30, 2007, respectively)	$ 4,678,054	$ 4,055,482
Current portion of long-term convertible debt	101,299

	$ 4,779,353	$ 4,055,482

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT: (continued)

Loans payable consist of the following:

(1)	Eleven promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $2,752,457 before aggregate original issue discounts of $119,992 as follows:
	(a)	a first senior note for $463,317, including $41,289 interest accrued thereon , maturing on May 16, 2007;
	(b)	a second senior note for $237,807, including interest accrued thereon of $36,307, maturing on August 17, 2007;
	(c)	a third senior note for $436,763 including interest accrued thereon of $33,763, maturing on September 19, 2007;
	(d)	a fourth senior note for $648,316 including interest accrued thereon of $76,316, maturing on December 15, 2007.
	(e)	a fifth senior note for $141,263 including interest thereon of $5,192, maturing on March 20, 2008
	(f)	a sixth senior note for $153,371 including interest thereon of $ 10,371, maturing on June 1, 2008
	(g)	a seventh senior note for $151,816 including interest thereon of $ 8,816, maturing on July 2, 2008
	(h)	a eighth senior note for $149,981 including interest thereon of $ 6,981 maturing on August 8, 2008
	(i)	a ninth senior note for $148,022 including interest thereon of $ 5,022, maturing on September 17, 2008
	(j)	a tenth senior note for $146,280 including interest thereon of $ 3,280, maturing on October 24, 2008
(k)

a eleventh senior note for $75,520 including interest thereon of $ 520 (this note has only been partially funded and if fully funded will have a face value of $312,000 resulting in net proceeds of $260,000 to the Company. There can be no assurance that the note will be fully funded).

Under the terms of the eleven notes the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company and has not exercised or given notice of its intent to exercise any remedies available to them under the terms of the notes. Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current (see Note N - "Restructuring").

(2)	A senior secured note for $81,328 including interest thereon of $306 which accrues interest at the rate of 8% per annum and matures on October 1, 2008.

(3)

Notes that are in payment default as follows; (i) two unsecured notes totaling $78,105, including interest thereon of $20,153 which accrue interest at the rate of 8% per annum, (ii) five senior secured notes totaling $455,553 including interest thereon of $70,326 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,430,603, including interest thereon of $474,767,767 which accrue interest at the rate of between 8% and 10% (see Note N - "Restructuring" and Note S - "Subsequent Events"). All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

(4)

Four senior secured convertible notes totaling $101,299 including interest accrued thereon of $3,799. Three of the notes pay interest semi-annually at the rate of 8% per annum and mature on October 1, 2008, and one note accrues interest at the rate of 6% per annum and matures on October 1, 2008. In the aggregate the four senior convertible notes are convertible into 9,458,481 shares of Common Stock at the option of the holders.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT: (continued)

The Company has no scheduled repayment arrangements in regard to any of the five defaulted notes listed above except in regard to $200,000 face value of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company is required to make minimum monthly payments of $20,000 against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note O to the Financial Statements - "Commitments and Contingencies").

I.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on March 1, 2008. The Company's base rent under the lease is $3,820 throughout the term of the lease.  Office rent and incidental expense was $23,991 and $18,110 for the six months ending December 31, 2007 and 2006, respectively.

J.  LONG TERM NOTES PAYABLE:

Notes payable as of December 31, 2007 and June 30, 2007 consist of the following:

	December 31, 2007	June 30, 2007

Senior Secured Notes, with annual interest of 8%	148,466	142,701
Unsecured Convertible Notes, with annual interest of 4%	42,404	41,569
Subordinated Secured Convertible Notes, with annual interest of 8%	36,641	35,218
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,184,596	1,259,224

	$ 1,412,107	$ 1,478,712

The senior secured notes totaling $148,466 include interest accrued thereon of $17,750. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2010.

The unsecured convertible notes totaling $42,404 include interest accrued thereon of $ 4,280 and are convertible, in the aggregate, into 15,868,747 shares of common stock at the option of the holder. The notes accrue interest at the rate of 4% and mature on October 1, 2010.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

J.  LONG TERM NOTES PAYABLE: (continued)

The subordinated secured convertible notes totaling $36,641 include interest accrued thereon of $10,896. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,911,927 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,184,596 include interest accrued thereon of $182,944 , are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 100,801,266 shares of Common Stock at the option of the holders.

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

At December 31, 2007 the Company's Due to Balance owed to its Chief Executive Officer was $138,249. The Company also owes the Executive $609,728 pursuant to various senior secured notes, including interest thereon as follows: (i) $224,642 of senior secured notes due on March 30, 2006 (which are covered by the repayment plan described above), and (ii) senior secured convertible notes totaling $388,937.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

L.  INCOME TAXES:

As of December 31, 2007, the Company had net operating loss carry-forwards totaling approximately $27,201,134, before any limitations. The carry-forwards expire through 2027.

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

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending December 31, 2007 and December 31, 2006. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N.  RESTRUCTURING

As of December 31, 2007 the Company maintains a litigation reserve of $121,045 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R - "Extraordinary Gain and Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $78,105, including interest thereon of $20,153 which accrue interest at the rate of 8% per annum (see Note S - "Subsequent Events"). Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

As of December 31, 2007, the Company was in payment default on the following secured notes; (i) ten senior secured notes issued to Dutchess totaling $2,676,937, before aggregate original issue discounts of $119,992, including interest accrued thereon of $227,337 which accrue interest at the rate of 12%, (ii) five senior secured notes totaling $455,553, including interest thereon of $70,326 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $1,430,603 including interest thereon of $474,767 which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

N.  RESTRUCTURING (continued)

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

The Company is attempting to negotiate agreements with creditors to exchange outstanding unsecured and subordinated secured debt for either restricted stock or a minimal amount of cash, or a combination thereof (see Note S - "Subsequent Events"). The Company is also attempting to negotiate with its senior secured creditors to exchange their outstanding debt for either restricted stock, cash or restricted stock and a reduced amount of new senior debt, or a combination thereof. Exchanges of debt for equity will lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity, or reduced debt, in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be unable to continue as a going concern.

The Company believes that securing adequate working capital through its capital raising efforts is an integral part of completing the restructuring described herein. On March 31, 2006 the Company entered into an Investment Agreement with Dutchess Private Equities Fund, II, L.P. ("Dutchess"). Pursuant to the Agreement, Dutchess committed to purchase up to $10,000,000 of the Company's common stock over the course of 36 months in installments that may occur as frequently as every seven 7 days (in the Company's discretion) and the Company obligated itself to file a registration statement with the Securities and Exchange Commission ("SEC") covering the shares of common stock underlying the Investment Agreement (2,000,000,000 shares) and to use its reasonable efforts to have the registration statement declared effective by the SEC.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

N.  RESTRUCTURING (continued)

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of December 31, 2007 the Company had tendered sixty (66) Puts to Dutchess, which in the aggregate, resulted in the sale of 697,875,889 shares of registered stock and net proceeds to the Company of $ 679,491

In addition to its Put rights under the Investment Agreement, the Company also secured the following loans from Dutchess in the form of promissory notes; a first note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company, a second note in the amount of $201,500 on August 14, 2006, which resulted in net proceeds of $140,000 to the Company, a third note in the amount of $403,000 on September 18, 2006, which resulted in net proceeds to the Company of $285,000 ,a fourth note in the amount of 572,000 on December 15, 2006 which resulted in $400,000 of net proceeds to the Company, a fifth note in the amount of 429,000 on March 22, 2007 which resulted in $300,000 of net proceeds to the Company, a sixth note in the amount of $143,000 on June 1, 2007 which resulted in $100,000 of net proceeds to the Company, seventh note in the amount of $143,000 on July 2, 2007 which resulted in $100,000 of net proceeds to the Company, an eighth note in the amount of $143,000 on August 8, 2007 which resulted in $100,000 of net proceeds to the Company, and a ninth note in the amount of $143,000 on September 18, 2007 which resulted in $100,000 of net proceeds to the Company, a tenth note in the amount of $143,000 on October 24, 2007 which resulted in $100,000 of net proceeds to the Company, and a eleventh note in the fully funded face amount of $312,000, which has been only partially funded in the amount of $75,000 on December 10, 2007 (there can be no assurance that the note will be fully funded by Dutchess). Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $186,949 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The notes are senior secured debt of the Company, equal in rank with all other senior secured debt, and are further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the notes. Since June of 2006 the Company has been unable to meet the minimum monthly payments required under the notes. Dutchess receives 100% of the proceeds of all Puts tendered by the Company and has not exercised or given notice of its intention to exercise any rights or remedies available to them under the terms of the notes. The note is senior secured debt of the Company, equal in rank with all other senior secured debt, and is further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note.

There can be no assurance that the Company will timely complete either its financing efforts or other aspects of its restructuring, or that its financing proceeds will be adequate to meet its working capital needs during its restructuring efforts. If the Company is unable to complete a successful restructuring the Company will be severely limited in its ability to continue as a going concern.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

Unsecured Creditors of the Company -

As of December 31, 2007 the Company maintains a litigation reserve of $121,045 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R - "Extraordinary Gain and Other Income"). Additionally, the Company is in payment default on two unsecured notes totaling $78,105 including interest thereon of $20,153 which accrue interest at the rate of 8% per annum (see Note S - "Subsequent Events"). Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

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

Litigation and Legal Proceedings

At December 31, 2007 the Company has a litigation reserve totaling $121,045 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

O.  COMMITMENTS AND CONTINGENCIES (continued)

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 491,355,689 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia (see also Note K - "Related Party Transactions") and 388,355,689 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making $3,027,750 of loans to the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to Dutchess may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, or Dutchess its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock.

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

O.  COMMITMENTS AND CONTINGENCIES (continued)

At December 31, 2007, $297,500 (face value) of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009.

At December 31, 2007 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty.

P.  STOCK ISSUANCES:

For the Period ended December 31, 2007 the Company issued; 282,499,644 shares of common stock for cash proceeds of $101,567.

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

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Q.  GOING CONCERN: (continued)

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended December 31, 2007 the Company raised cash through the issuance of equity and debt securities totaling $475,000 in the aggregate.

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

R.  EXTRAORDINARY GAIN AND OTHER INCOME

For the six months ending December 31, 2007 the Company recognized extraordinary gain of $298,945 which resulted from a gain due to the repayment of a subordinate secured note using stock valued at less than the balance owed on the note. The Company recognized other income of $17,162 from the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

S. SUBSEQUENT EVENTS

Subsequent to the period ending December 31, 2007:

The Company completed the retirement of eleven subordinate secured notes having a balance of $370,863 (including all interest accrued thereon) as of the date of their retirement in exchange for 49,243,734 restricted shares of common stock. The balance of the eleven notes was $369,328 as of December 31, 2007, including interest accrued thereon. The retirement of the eleven notes will result in extraordinary gain totaling $364,877 in the period ending March 31, 2008.

The Company competed the retirement of two subordinate secured notes having a balance of $249,667 (including all interest accrued thereon) as of the date of their retirement in exchange for $2,000. The balance of the two notes was $248,086 as of December 31, 2007, including interest accrued thereon. The retirement of the two notes will result in extraordinary gain totaling $$247,667 in the period ending March 31, 2008.

The Company completed the retirement of one unsecured note having a balance of $61,849 (including all interest accrued thereon) as of the date of its retirement in exchange for $1,000 and 15,000,000 restricted shares of common stock. The balance on the note was $61,223 as December 31, 2007, including interest accrued thereon. The retirement of the note will result in extraordinary gain totaling $59,349 in the period ending March 31, 2008.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING DECEMBER 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING DECEMBER 31, 2006

On a consolidated basis, the Company had gross sales totaling $87,908 for the period ending December 31, 2007, compared with $32,084 in gross sales for the same period ending December 31, 2006. This represented an increase of $55,824 or 174.0% in gross sales from the year before.

The Company incurred a net loss of $146,364 for the three-month period ended December 31, 2007, compared with a net loss of $569,612 for the same period ended December 31, 2006. This represents a decrease of $ 423,248 or 74.30% from the same period ending December 31, 2006. The decrease in net loss is due to increased sales of $55,824, lower marketing cost of $88,782, lower consulting fees of $38,500, $298,945 in extraordinary gain due to a gain on the repayment of a subordinate secured note at a discount to the balance on the note, and $1,800 of other income due to the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

The Company's gross profit margin for the period ending December 31, 2007 was 85.1%, or $74,778. Gross profit margin for the period ending December 31, 2006 was 89.7% or $28,775. The Company's cost of products sold for the periods ending December 31, 2007 and 2006 was $13,130 and $3,309, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $7,500 and $46,000 for the periods ending December 31, 2007 and 2006, respectively. This represented a decrease of $38,500 from the prior year due to a reduction of certain outside professionals used by the Company. Marketing costs totaled $23,857 and $112,639 for the periods ending December 31, 2007 and 2006, respectively. This represented a decrease of $88,782 from the prior year. Selling, general and administrative expenses incurred by the Company, were $240,875 for the three month period ended December 31, 2007, compared with $224,760 for the same period ended December 31, 2006. This represented an increase of $16,115 or 7.2% from the prior year. The decrease in marketing expenses is due to the fact that the Company lacked the capital to continue marketing expenditures at the previous pace. The increase in selling, general and administrative expense was primarily due to an increase in sales and administrative salaries.

SIX MONTH PERIOD ENDING DECEMBER 31, 2007 AS COMPARED TO SIX MONTH PERIOD ENDING DECEMBER 31, 2006

On a consolidated basis, the Company had gross sales totaling $193,976 for the period ending December 31, 2007, compared with $55,013 in gross sales for the same period ending December 31, 2006. This represented an increase of $138,963 or 252.6% in gross sales from the year before.

The Company incurred a net loss of $617,117 for the six-month period ended December 31, 2007, compared with a net loss of $1,000,828 for the same period ended December 31, 2006. This represents a decrease of $ 383,711 or 38.3% from the same period ending December 31, 2006. The decrease in net loss is due to a increased sales of $138,963, lower marketing cost of $105,128, lower consulting fees of $66,000, $298,945 of extraordinary income due to a gain on the repayment of a subordinate secured note at a discount to the balance on the note, and $17,162 of other income due to the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

The Company's gross profit margin for the period ending December 31, 2007 was 85.4%, or $165,702. Gross profit margin for the period ending December 31, 2006 was 90.3% or $49,670. The Company's cost of products sold for the periods ending December 31, 2007 and 2006 was $28,274 and $5,343, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $15,000 and $81,000 for the periods ending December 31, 2007 and 2006, respectively. This represented a decrease of $66,000 from the prior year due to a reduction of certain outside professionals used by the Company. Marketing costs totaled $68,212 and $173,340 for the periods ending December 31, 2007 and 2006, respectively. This represented a decrease of $105,128 from the prior year. Selling, general and administrative expenses incurred by the Company, were $486,677 for the six month period ended December 31, 2007, compared with $384,078 for the same period ended December 31, 2006. This represented an increase of $102,599 or 26.7% from the prior year. The decrease in marketing expenses is due to the fact that the Company lacked the capital to continue marketing expenditures at the previous pace. The increase in selling, general and administrative expense was primarily due to an increase in sales and administrative salaries.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had current assets of $109,575, including cash of $38,727 and inventory valued at $67,858. Other assets at December 31, 2007 included inventory of $227,223. Total assets for the period ending December 31, 2007 were $375,948.

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

RECENT FINANCINGS

A.  PRIVATE PLACEMENT

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering from four individual investors (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). At December 31, 2007 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Financial Footnote O - Commitments and Contingencies").

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

 On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of September 30, 2007 the Company had tendered sixty (66) Puts to Dutchess, which in the aggregate, resulted in the sale of 697,875,889 shares of registered stock and net proceeds to the Company of $ 679,491.

C.  DUTCHESS PROMISSORY NOTES

The Company has issued eleven promissory notes to Dutchess in an aggregate principal amount of $2,995,500 (collectively, the "Dutchess Notes"). The terms of the Dutchess Notes are as follows.

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

On October 24, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described above.

On December 10, 2007, the Company received a partial funding of $75,000 on an offering of a $312,000 principal amount one-year promissory note to Dutchess. This note bears 12% interest on the amount funded. This note has only been partially funded and if fully funded will have a face value of $312,000 resulting in net proceeds of $260,000 to the Company. There can be no assurance that the note will be fully funded.

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

RESTRUCTURING

The Company has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have received either (i) a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor, or (ii) have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors (see Note J to the Financial Statements for a description of the notes). At December 31, 2007 approximately $1,430,603 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $246,170 (excluding amounts owed to officers and directors), which includes a litigation reserve of $121,045. Interest and principal payments were scheduled to begin on the subordinated notes beginning April 1, 2006. The Company was unable to make such payments and such notes are in payment default at this time. The Company is attempting to negotiate agreements with creditors to exchange outstanding unsecured and subordinated secured debt for either restricted stock or a minimal amount of cash, or a combination thereof (see Note S to Financial Footnotes - "Subsequent Events"). The Company is also attempting to negotiate with its senior secured creditors to exchange their outstanding debt for either restricted stock, cash or restricted stock and a reduced amount of new senior debt, or a combination thereof. Exchanges of debt for equity will lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity, or reduced debt, in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be unable to continue as a going concern.

All holders of subordinated secured notes and senior secured notes have entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, dated as of September 2, 2003, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the subordinated creditors and senior creditors. The senior creditors are prohibited from taking any collection action without the prior written consent of a majority of the senior creditors.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At December 31, 2007 the Company has a litigation reserve totaling $121,045 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 In October 2007 the Company issued a promissory note to Dutchess in the amount of $143,000 (face value), which resulted in $100,000 of aggregate gross proceeds to the Company. Under the terms of the note, following an event of default the Holder has the right to convert the note into common stock at a conversion price equal to the lesser of (i) seventy-five percent (75%) of the lowest closing bid price during the fifteen (15) trading days immediately preceding the Notice of Conversion for the portion of the Debenture being converted, or (ii) 100% of the lowest bid price for the twenty (20) trading days immediately preceding the Convertible Closing Date ("Fixed Conversion Price").

In December 2007 the Company issued 40,497,333 restricted shares of common stock as payment for a subordinate secured note with a balance of $302,995 as of the date of the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the following senior secured notes; five senior secured notes totaling $455,553, including interest thereon of $70,326 which accrue interest at the rate of between 4% and 8%. Each of the five senior secured notes have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

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

Additionally, the Company has been unable to make the minimum required payments pursuant to the terms of ten of the eleven promissory notes issued to Dutchess (the eleventh note issued in December 2007 for $75,520, including interest thereon of $520, has not experienced a default as of yet), which have an outstanding aggregate principal balance totaling $2,676,937 net of original issue discount of $119,992 (the "Dutchess Notes"). Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company intends to repay the Dutchess Notes from proceeds of Puts tendered to Dutchess pursuant to the Equity Line of Credit and from operations.

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

Date: February 19, 2008	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	February 19, 2008

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	February 19, 2008