Form 10QSB
period 2008-03-31
NATUREWELL INC
filed 2008-05-19
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2008

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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
Yes [ ] No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 14, 2008 the Company had issued and outstanding 2,467,574,750 shares of $.00001 par value common stock.

-  2 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL  changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of March 31, 2008, and the related consolidated statements of operation, and cash flows for the three months and nine months ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management.

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

May 14, 2008
Chula Vista, California

Member of the California society of Certified Public accountants
Registered with the Public company Accounting Oversight Board

-  3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of March 31, 2008	As of June 30, 2007

	unaudited

ASSETS

Current Assets
Cash	$18,545	$18,536
Accounts receivable	11,109	9,163
Inventory	67,858	71,050
Prepaid expenses	763	31,492

Total Current Assets	98,275	130,241

Net Property & Equipment	32,517	40,001

Other Assets
Inventory	207,145	271,123
Other assets	5,008	6,161

Total Other Assets	212,153	277,284

TOTAL ASSETS	$342,945	$447,526

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$76,821	$191,391
Accrued expenses	54,968	43,173
Accrued litigation costs	125,146	125,795
Loans payable, net debt discount of $57,933 and $185,600 as of March 31, 2008 and June 30, 2007 respectively	3,804,261	4,055,482
Senior secured convertible notes	103,328	-
Due to officers	169,458	257,363

Total Current Liabilities	4,333,982	4,673,204

Long-Term Liabilities
Unsecured convertible notes	42,828	41,569
Senior secured notes	151,436	142,701
Subordinated secured convertible notes	22,029	35,218
Senior secured convertible notes	1,205,470	1,259,224

Total Long-Term Liabilities	1,421,763	1,478,712

TOTAL LIABILITIES	$5,755,745	$6,151,916

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 993,179,896 and 603,933,318 shares issued and outstanding as of March 31, 2008 and June 30, 2007, respectively)	9,932	6,039
Common stock series A, $0.00001 par value, (20,000,000shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of March 31, 2008 and June 30 2007, respectively)	190	190
Additional paid-in capital	20,982,704	20,873,397
Accumulated deficit	(26,405,627)	(26,584,017)

Total Stockholders' Deficit	(5,412,800)	(5,704,390)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$342,945	$447,526

See Notes to Consolidated Financial Statements

-  4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007

	unaudited	unaudited

Revenues
Gross Sales	$94,756	$97,057

Net Sales	94,756	97,057

Costs and Expenses
Costs of goods sold	13,907	9,664
Selling general & administrative	198,888	236,907
Marketing & advertising	17,257	133,575
Consulting services	7,500	96,500
Depreciation and amortization	2,369	1,646

Total Costs and Expenses	239,921	478,292

Loss From Operations	(145,165)	(381,235)

Other Income & (Expenses)
Other income	11,817	-
Interest income	17	-
Loss on disposal of fixed assets	(136)	-
Bad debt	(2,553)	-
Interest expense	(202,940)	(239,208)

Total Other Income & (Expenses)	(193,795)	(239,208)

Net Income (Loss) Before Extraordinary item and Income Taxes	(338,960)	(620,443)

Provision for Income Taxes	-	-

Net Income (Loss) before Extraordinary Item	(338,960)	(620,443)

Extraordinary item
Gain from extinguishment of debt	1,134,467	-

Net Income (Loss)	$795,507	$(620,443)

See Notes to Consolidated Financial Statements

-  5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2008 and 2007

	March 31, 2008	March 31, 2007

	unaudited	unaudited

Revenues
Gross Sales	$288,732	$152,070

Net Sales	288,732	152,070

Costs and Expenses
Costs of goods sold	42,181	15,007
Selling general & administrative	685,565	620,985
Marketing & advertising	85,469	306,915
Consulting services	22,500	177,500
Depreciation and amortization	7,148	5,374

Total Costs and Expenses	842,863	1,125,781

Loss From Operations	(554,131)	(973,711)

Other Income & (Expenses)
Other income	28,979	-
Interest income	65	1,235
Loss on disposal of fixed assets	(136)	-
Bad debt	(2,553)	-
Interest expense	(727,246)	(647,795)

Total Other Income & (Expenses)	(700,891)	(646,560)

Net Income (Loss) Before Extraordinary item and Income Taxes	(1,255,022)	(1,620,271)

Provision for Income Taxes	-	-

Net Income (Loss) before Extraordinary Item	(1,255,022)	(1,620,271)

Extraordinary item
Gain from extinguishment of debt	1,433,412	-

Net Income (Loss)	$178,390	$(1,620,271)

Basic and diluted earnings (loss) per share
Net Income (Loss) before Extraordinary Item	$(0.00)	$(0.01)
Extraordinary item	$0.00	$-
Net Income (Loss)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	813,426,800	196,048,042

See Notes to Consolidated Financial Statements

-  6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the nine months ended

	March 31, 2008	March 31, 2007

	unaudited	unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$178,390	$(1,620,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	2,553	-
Depreciation and amortization	7,148	5,374
Loss on disposal of fixed assets	136	-
Debt forgiveness	(28,979)	-
Extraordinary item	(1,433,412)	-
Amortization of debt discount	259,667	-
Accrued interest expense	409,082	425,204
Stock issued for services	-	70,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,499)	(835)
(Increase) decrease in inventory	67,170	(13,618)
(Increase) decrease in prepaid expenses	30,729	(33,006)
Increase (decrease) in due to officers	(87,905)	(264,586)
Increase (decrease) in accrued expenses	11,795	(3,694)
Increase (decrease) in accrued litigation costs	(649)	(2,500)
Increase (decrease) in accounts payable	(85,591)	64,824

Net cash provided by (used in) operating activities	(674,365)	(1,372,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditure for property and equipment	-	(34,216)
Proceed from fixed assets sales	200	-
(Increase) decrease in other assets	1,153	(4,606)

Net cash provided by (used in) investing activities	1,353	(38,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	101,567	258,099
Payments made on loans payable	(114,567)	-
Proceeds from loans payable	686,021	1,234,500

Net cash provided by (used in) financing activities	673,021	1,492,599

Net increase (decrease) in cash	9	81,169

Cash at beginning of period	18,536	151,724

Cash at end of period	$18,545	$232,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-

Interest paid	$48,498	$158,980

SIGNIFICANT NON-CASH ACTIVITIES
Reclassified non-current inventory to current inventory	$207,145	$-
Reclassfied long-term loan to short-term loan	32,517	-
Offset note receivable officers with due to officers	-	70,500
Stock issued from conversion of convertible notes	11,632	-

Total non-cash activities	$251,294	$70,500

See Notes to Consolidated Financial Statements

-  7 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2008, and the results of its operations and cash flows for the three-month and nine-month period ended March 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2007 filed with the Securities and Exchange Commission.

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

NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

-  8 -

C.  INVENTORY:

Inventory as of March 31, 2008 and June 30, 2007 is comprised of the following:

	March 31, 2008	June 30, 2007

Healthcare products-current asset	$67,858	$71,050
Healthcare Products- other asset	207,145	271,123

	$275,003	$342,173

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

The Company has inventory that carries expiration dates ranging from June of 2003 to October of 2003, however, under the FDA, Homeopathic Drugs are not required to have an expiration date and such product has not, in actuality, expired. Therefore, the Company re-labels its inventory prior to sale and adds the cost of re-labeling to the cost basis of its inventory. The Company in the future intends to either omit the labeling of an expiration date or extend the labeling of an expiration date from the current practice of two years (see also Note S - "Subsequent Events").

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

The Company is required to compute basic and diluted loss per share amounts for 2008 and 2007 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

-  9 -

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of March 31, 2008 and June 30, 2007 consists of -0- and 250,000, respectively, non-redeemable warrants to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expire on October 1, 2007. All warrants expired unexercised on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At March 31, 2008, 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $ 5,500 for the nine month period ending March 31, 2008 and March 31, 2007 respectively. Of the $5,500 for March 31, 2007, $2,500 was for payment to an officer and $3,000 was for payment to non-officer employees.

F.  PREFERRED STOCK:

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred stock, owned by James R. Arabia, Chairman, President, And Chief Executive Officer of the Company, Mr. Arabia is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that he owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock and are non-transferable without the consent of the board of directors (see also Note S - "Subsequent Events").

G.  SERIES A COMMON STOCK:

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding. Of that amount, 10,000,000 are owned by the Company's Chief Executive officer, James R. Arabia, and 9,000,000 are owned by a partnership for which Mr. Arabia is the General Partner whereby he has sole voting and investment authority in regard to the 10,000,000 shares (see also Note S - "Subsequent Events").

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

At March 31, 2008 the 19,000,000 shares of Series A Common Stock comprises approximately 16.06% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 1,183,179,896).

H.  LOANS PAYABLE AND CURRENT PORTION OF LONG TERM DEBT:

Loans payable as of March 31, 2008 and June 30, 2007 consist of the following:

	March 31, 2008	June 30, 2007

Loans payable with annual interest varying from 4 to 12% (net of $57,933 & $185,600 debt discount as of March 31, 2008 and June 30, 2007, respectively)	$ 3,804,261	$ 4,055,482
Current portion of long-term convertible debt	103,328

	$ 3,907,589	$ 4,055,482

Loans payable consist of the following:

(1)	Eleven promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $2,930,285 before aggregate original issue discounts of $57,933 as follows:
	(a)	a first senior note for $477,385, including $55,357 interest accrued thereon , maturing on May 16, 2007;
	(b)	a second senior note for $245,028, including interest accrued thereon of $43,528, maturing on August 17, 2007;
	(c)	a third senior note for $453,117 including interest accrued thereon of $50,116, maturing on September 19, 2007;
	(d)	a fourth senior note for $668,002 including interest accrued thereon of $96,002, maturing on December 15, 2007.
	(e)	a fifth senior note for $145,552 including interest thereon of $9,481, maturing on March 20, 2008
	(f)	a sixth senior note for $158,028 including interest thereon of $ 15,028, maturing on June 1, 2008
	(g)	a seventh senior note for $156,426 including interest thereon of $ 13,426, maturing on July 2, 2008
	(h)	a eighth senior note for $154,535 including interest thereon of $ 11,535 maturing on August 8, 2008
	(i)	a ninth senior note for $152,517 including interest thereon of $ 9,516, maturing on September 17, 2008
	(j)	a tenth senior note for $150,722 including interest thereon of $ 7,722, maturing on October 24, 2008
(k)

an eleventh senior note for $168,973 including interest thereon of $ 3,972 (this note has only been partially funded and if fully funded will have a face value of $312,000 resulting in net proceeds of $260,000 to the Company - see Note S - "Subsequent Events").

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

(2)	A senior secured note for $82,954 including interest thereon of $1,933 which accrues interest at the rate of 8% per annum and matures on October 1, 2008.

(3)

Notes that are in payment default as follows; (i) one unsecured note totaling $17,220, including interest thereon of $5,267 which accrues interest at the rate of 8% per annum, (ii) five senior secured notes totaling $461,904 including interest thereon of $76,677 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $369,832, including interest thereon of $122,121 which accrue interest at the rate of between 8% and 10% (see Note N - "Restructuring" and Note S - "Subsequent Events"). All of the five senior secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company.

(4)

Four senior secured convertible notes totaling $103,328 including interest accrued thereon of $5,828. Three of the notes pay interest semi-annually at the rate of 8% per annum and mature on October 1, 2008, and one note accrues interest at the rate of 6% per annum and matures on October 1, 2008. In the aggregate the four senior convertible notes are convertible into 9,458,481 shares of Common Stock at the option of the holders.

The Company has no scheduled repayment arrangements in regard to any of the five defaulted notes listed above except in regard to $200,000 face value of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia. Pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 the Company is required to make minimum monthly payments of $20,000 against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note K to the Financial Statements - "Related Party Transactions" and Note S - "Subsequent Events").

I.  LEASES:

The Company leases its corporate office facilities under a Month to Month lease that expires on October 1, 2008. The Company's current base rent under the lease is $2,350 through the term of the lease.  Office rent and incidental expense was $33,324 and $21,410 for the nine months ending March 31, 2008 and 2007, respectively.

J.  LONG TERM NOTES PAYABLE:

Notes payable as of March 31, 2008 and June 30, 2007 consist of the following:

	March 31, 2008	June 30, 2007

Senior Secured Notes, with annual interest of 8%	151,436	142,701
Unsecured Convertible Notes, with annual interest of 4%	42,828	41,569
Subordinated Secured Convertible Notes, with annual interest of 8%	22,029	35,218
Senior Secured Convertible Notes, with annual interest varying from 4% to 8%	1,205,470	1,259,224

	$ 1,421,763	$ 1,478,712

The senior secured notes totaling $151,436 include interest accrued thereon of $20,720. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until maturity on October 1, 2010.

The unsecured convertible notes totaling $42,828 include interest accrued thereon of $ 4,704 and are convertible, in the aggregate, into 15,868,747 shares of common stock at the option of the holder. The notes accrue interest at the rate of 4% and mature on October 1, 2010.

The subordinated secured convertible note totaling $22,029 include interest accrued thereon of $7,029. The notes are secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, are equal in rank with other subordinate secured debt, accrue interest at the rate of 8% per annum until October 1, 2006, at which time they pay semi-annual interest only until maturity on April 1, 2010 and are convertible into 2,911,927 shares of common stock at the option of the holder.

The senior secured convertible notes totaling $1,205,470 include interest accrued thereon of $ 205,847, are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at 8% until October 1, 2006 and thereafter pay semi-annual interest only until maturity at either April 1 or October 1, 2010. In the aggregate the senior convertible notes are convertible into 100,801,266 shares of Common Stock at the option of the holders.

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

On June 16, 2006 the Company entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia shall be entitled to receive shares and cash in consideration of a portion of monies that the Company owed to Mr. Arabia at that time, which aggregated $542,137 (the "Past Due Amount"). The Agreement regarding the Past Due Amount does not cover all monies owed by the Company to Mr. Arabia and consists of (i) accrued salary and benefits, (ii) advances made to the Company by Mr. Arabia, and (iii) amounts due pursuant to senior secured notes with an aggregate face value of $200,000 held by Mr. Arabia (see also Note S - "Subsequent Events").

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

At March 31, 2008 the Company's Due to Balance owed to its Chief Executive Officer was $169,458. The Company also owes the Executive $613,579 pursuant to various senior secured notes, including interest thereon as follows: (i) $224,642 of senior secured notes originally due on March 30, 2006 (which are covered by the repayment plan described above), and (ii) senior secured convertible notes totaling $388,937 (see also Note S - "Subsequent Events").

L.  INCOME TAXES:

As of March 31, 2008, the Company had net operating loss carry-forwards totaling approximately $26,405,627, before any limitations. The carry-forwards expire through 2028

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

M.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company operates solely in one industry segment: the marketing and support of its homeopathic drug used for the treatment and prevention of migraine headaches. The Company has no customers that exceed 5% of gross revenues for the period ending March 31, 2008 and March 31, 2007. The Company has no operations or assets located outside of the United States. The Company's sales are concentrated in the MigraSpray product, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single product market could cause severe damage to the Company's financial future.

N.  RESTRUCTURING

As of March 31, 2008 the Company maintains a litigation reserve of $125,146 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R - "Extraordinary Gain and Other Income"). Additionally, the Company is in payment default on an unsecured note of $17,220, including interest thereon of $5,267 which accrues interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions (see also Note S - "Subsequent Events").

As of March 31, 2008, the Company was in payment default on the following secured notes; (i) ten (10) senior secured notes issued to Dutchess totaling $2,761,312, before aggregate original issue discounts of $57,933, including interest accrued thereon of $311,711 which accrue interest at the rate of 12%, (ii) five senior secured notes totaling $461,904, including interest thereon of $76,677 which accrue interest at the rate of between 4% and 8%, and (iii) subordinated secured notes totaling $369,832 including interest thereon of $122,121which accrue interest at the rate of between 8% and 10%. All of the defaulted notes listed have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company (see also Note S - "Subsequent Events").

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except in regard to $200,000 (face value) of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed (see also Note S - "Subsequent Events").

The Company is attempting to negotiate agreements with creditors to exchange outstanding unsecured and subordinated secured debt for either restricted stock or a minimal amount of cash, or a combination thereof (see also Note S - "Subsequent Events"). The Company is also attempting to negotiate with its senior secured creditors to exchange their outstanding debt for either restricted stock, cash or restricted stock and a reduced amount of new senior debt, or a combination thereof. Exchanges of debt for equity will lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity, or reduced debt, in exchange for their debt.

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of March 31, 2008 the Company had tendered sixty-six (66) Puts to Dutchess, which in the aggregate, resulted in the sale of 697,875,889 shares of registered stock and net proceeds to the Company of $679,491.

In addition to its Put rights under the Investment Agreement, the Company also secured the following loans from Dutchess in the form of promissory notes; a first note in the amount of $600,000 on May 16, 2006, which resulted in $460,000 of net proceeds to the Company, a second note in the amount of $201,500 on August 14, 2006, which resulted in net proceeds of $140,000 to the Company, a third note in the amount of $403,000 on September 18, 2006, which resulted in net proceeds to the Company of $285,000 ,a fourth note in the amount of 572,000 on December 15, 2006 which resulted in $400,000 of net proceeds to the Company, a fifth note in the amount of 429,000 on March 22, 2007 which resulted in $300,000 of net proceeds to the Company, a sixth note in the amount of $143,000 on June 1, 2007 which resulted in $100,000 of net proceeds to the Company, seventh note in the amount of $143,000 on July 2, 2007 which resulted in $100,000 of net proceeds to the Company, an eighth note in the amount of $143,000 on August 8, 2007 which resulted in $100,000 of net proceeds to the Company, and a ninth note in the amount of $143,000 on September 18, 2007 which resulted in $100,000 of net proceeds to the Company, a tenth note in the amount of $143,000 on October 24, 2007 which resulted in $100,000 of net proceeds to the Company, and a eleventh note in the fully funded face amount of $312,000, which has been only partially funded in the amount of $165,000 as of March 31, 2008 (see also Note S - "Subsequent Events"). Under the terms of the notes the Company must repay Dutchess in monthly installments in an amount equal to the greater of $186,949 per month or 100% of the proceeds of all Puts tendered to Dutchess within a thirty day period. The notes are senior secured debt of the Company, equal in rank with all other senior secured debt, and are further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the notes. Since June of 2006 the Company has been unable to meet the minimum monthly payments required under the notes. Dutchess receives 100% of the proceeds of all Puts tendered by the Company and has not exercised or given notice of its intention to exercise any rights or remedies available to them under the terms of the notes. The notes are senior secured debt of the Company, equal in rank with all other senior secured debt, and are further secured by 50 Put notices that the Company executed and tendered to Dutchess as collateral for the note. The Company has not tendered any Puts to Dutchess since November 23, 2007.

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

Unsecured Creditors of the Company

As of March 31, 2008 the Company maintains a litigation reserve of $125,146 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R - "Extraordinary Gain and Other Income"). Additionally, the Company is in payment default on one unsecured notes totaling $17,220 including interest thereon of $5,267 which accrue interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions (see also Note S - "Subsequent Events").

Employment Contracts

Effective July 1, 2004 the Company and its Chief Executive Officer, James R. Arabia, entered into an amended employment contract (the "Amended and Restated Employment Contract") which provides the following to Mr. Arabia; (i) Base salary of $250,000, (ii) bonus, if any, determined and payable at the discretion of the board of directors, (iii) $6,000 annual car allowance, and (iv) complete medical coverage. Under the Amended and Restated Employment Contract if the Company terminates the Mr. Arabia without cause, or if he terminates his employment for good reason, the Company is obligated to make a lump sum severance payment equal to one year's base salary. Additionally, commencing on the first day after the date of the Amended and Restated Employment Contract and on each day thereafter, the period of employment for Mr. Arabia covered by the agreement shall be extended for one (1) additional day so that a constant one (1) year employment period shall be in effect (see also Note S - "Subsequent Events").

Litigation and Legal Proceedings

At March 31, 2008 the Company has a litigation reserve totaling $125,146 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

Required Stock Payments

The Company has obligations to issue restricted shares of common stock as payment for services which total, in the aggregate, 463,355,689 shares as follows; 75,000,000 shares to the Company's Chief Executive Officer, James R. Arabia, as settlement of a portion of monies owed to Mr. Arabia and 388,355,689 shares to Dutchess Private Equities Fund, LP ("Dutchess") as an incentive payment for making $3,027,750 of loans to the Company. The issuance of such shares is subject to ownership limitations for each party. Issuance of shares to Mr. Arabia may only occur at a time and in an amount that would not result in such issuance having the effect of causing his beneficial ownership of the Company to exceed either 29% or 20% on a fully diluted basis. Issuance of shares to Dutchess may only occur at a time and in an amount that would not result in such issuance having the effect of causing their beneficial ownership to exceed 4.75%. As a result of these obligations, if the Company issues stock to parties other than Mr. Arabia, or Dutchess its obligation to issue additional stock to these parties is triggered, thereby amplifying the dilutive effect of future issuances of stock (see also Note S - "Subsequent Events").

Required Payments to Guarantor

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). The Guaranty Agreement was entered into by the Company and Milan Mandaric (the "Guarantor") for the express benefit of any investor that purchased a Senior Convertible Note. It requires that the Guarantor unconditionally and irrevocably and without limitation or exception (other than conditions, limitations or exceptions specifically described in the Guaranty Agreement) guaranty the faithful and complete payment of any sums, including principal and interest, contemplated by any Senior Convertible Note as required by the Guaranty Agreement. The Company is permitted to enforce the Guaranty on behalf of purchasers of the Senior Convertible Notes. Additionally, should the Guarantor be required to make any payments under the Guaranty Agreement to or for the benefit of holders of the Senior Convertible Notes pursuant to his obligations under the Guaranty the Company shall be obligated to repay Guarantor for all such payments and advances, and shall also be obligated to repay any reasonable fees and expenses, including legal expenses, expended by Guarantor in defending against any unsuccessful attempt by any party to enforce the Guaranty (unless such fees are paid by the losing party). The repayment of all such advances, payments and fees and expenses shall be secured by a first priority lien on essentially all of the Company's assets and will be equal in priority with all other senior secured debt of the Company and will accrue interest at the annual rate of eight percent (8%) and shall be due in full and payable on October 1, 2008 (see also Note S - "Subsequent Events").

At March 31, 2008, $297,500 (face value) of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Note S - "Subsequent Events").

At March 31, 2008 the Guarantor had made principal and interest payments pursuant to the Guaranty Agreement totaling $130,717 that resulted in the retirement of $120,000 face value of Senior Convertible Notes and the issuance of senior secured notes to the Guarantor having an aggregate face value of $130,717 as reimbursement for the Guarantor's payments made pursuant to the Guaranty (see also Note S - "Subsequent Events").

P.  STOCK ISSUANCES:

For the nine month period ended March 31, 2008 the Company issued; 282,499,644 shares of common stock for cash proceeds of $101,568 as well as 106,746,934 shares of common stock to retire $749,928 of debt outstanding (see also Note S - "Subsequent Events").

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. Through the period ended March 31, 2008 the Company raised cash through the issuance of equity and debt securities totaling $666,567 in the aggregate.

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

See also Note S - "Subsequent Events".

R.  EXTRAORDINARY GAIN AND OTHER INCOME

For the nine months ending March 31, 2008 the Company recognized extraordinary gain of $ 1,433,412 which resulted from a gain due to the repayment of subordinate secured notes for an amount that was less than the balance owed on the notes, which totaled $1,458,044. The Company issued 106,746,934 restricted shares of common stock, valued at $11,632 at the time of issuance, and paid $13,000 in cash to repay the debt. The Company recognized other income of $28,979 from the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

S.  SUBSEQUENT EVENTS

The Arabia Letter Agreement

On April 30, 2008, Naturewell Incorporated (the "Company") entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia agreed to cancel all debt owed to him by the Company as of the Effective Date of the Agreement totaling $786,621 and to also terminate his employment contract dated July 1, 2004. As part of the Agreement the Company agreed to pay to Mr. Arabia $750,000 as full and final settlement of unreimbursed business expenses and other unreimbursed expenses related to loans, refinancings and debt incurred by Arabia for the benefit of the Company, and for unreinbursed medical expenses. The repayment of these expenses was made by issuing to Mr. Arabia the following notes:

  Senior Secured Note, face value $425,000, dated April 30, 2008, which accrues interest at the rate of 10% until its maturity on July 1, 2009.

  Subordinated Secured Note, face value $325,000, dated April 30, 2008, which accrues interest at the rate of 10% until its maturity on July 1, 2009.

The Company also agreed to pay Mr. Arabia consideration of $100,000 for agreeing to terminate his employment contract. The payment of this consideration was made by issuing to Mr. Arabia the following:

  Senior Secured Convertible Note, face value $45,000, dated April 30, 2008, which accrues interest at the rate of 4% until its maturity on July 1, 2012. The Company shall have the right to force the conversion of this note into common stock any time after July 1, 2010 at a conversion price of $.01.

  Subordinated Secured Convertible Note, face value $45,000, dated April 30, 2008, which accrues interest at the rate of 4% until its maturity on July 1, 2012. The Company shall have the right to force the conversion of this note into common stock any time after July 1, 2010 at a conversion price of $.02.

  100,000,000 restricted shares of the Company's regular common stock.

The parties agreed that Mr. Arabia shall be compensated in the future for his duties as Chief Executive Officer in an amount that is mutually agreeable to him and the Board of Directors.

Amendments to the Intercreditor Agreement

Effective May 2, 2008 four (4) amendments to the Company's Intercreditor, Subordination and Standby Agreement dated September 2, 2003, as amended (the "Intercreditor Agreement") were passed by the holders of a majority of the Company's senior secured debt and the holders of a majority of the Company's subordinated secured debt. All of the Company's senior secured creditors and subordinated secured creditors are parties to the Intercreditor Agreement. The Intercreditor Agreement affects the rights of such creditors as well as the terms of any debt they hold that has been issued by the Company.

The amendments were passed pursuant to Section 17(b) of the Intercreditor Agreement, which permits amendments upon the consent of the holders of a majority of the Senior Debt and the holders of a majority of the Subordinated Debt. Pursuant to the amendments; (1) all amendments to the Intercreditor Agreement require the consent of the Company, (2) Senior Lenders and Subordinated Lenders are prohibited from taking any legal action to obtain a judgment for all or any portion of either any Senior Debt or any Subordinated Debt without the express prior written consent of the holders of a majority of the Senior Debt, (3) (i) the time-period that must elapse before the Company may plead any statute of limitations as a defense to any claim made by any Senior Lender or Subordinated Lender shall be (shortened to) two and one half (2/12) years, (ii) any provision contained in any Senior Loan Document or any Subordinated Loan Document that waives or terminates the Company's right to plead any statute of limitations shall be null and void, (iii) all Senior Lenders and all Subordinated Lenders waive any right to plead or assert in any court of law that any statute of limitations is/was either waived, prevented from starting, tolled, interrupted or restarted for any reason, and (4) if the Company sells all or part of its assets, not in the ordinary course of business (such assets are the Collateral for the Company's Senior Debt and Subordinated Debt), such asset sale shall be deemed to be in compliance with the Intercreditor Agreement if it was either approved by both the holders of a majority of the Senior Debt and the holders of a majority of the Subordinated Debt or was approved by the holders of a majority of the Senior Debt in the case of an asset sale resulting in proceeds (or would have resulted in proceeds) that are less than the amount of Senior Debt outstanding at the time of the asset sale.

The Company's Chief Executive Officer, James R. Arabia, as holder of both Senior Debt and Subordinated Debt, voted for passage of the amendments. Mr. Arabia also voted for passage of the amendments in his capacity as general partner of a limited partnership that holds Senior Debt issued by the Company. Timothy R. Scott, a director for the Company, in his capacity as president of a corporation holding Senior Debt issued by the Company, also voted for passage of the amendments.

Final Funding of Eleventh Dutchess Note

On May 6, 2008 the Company received the final funding for the eleventh promissory note with Dutchess in the amount of $85,000 (see also Note H - Loans Payable and Current Portion of Long Term Debt).

Settlement Agreement with James R. Arabia

Effective May 9, 2008 the Company entered into a settlement agreement and mutual general release (the "Arabia Settlement Agreement") with its Chief Executive Officer, James R. Arabia, Dutchess Private Equities Fund, Ltd. ("Dutchess"), and NatureWell, Incorporated, a Nevada corporation ("NWNV"). NWNV is a private corporation wholly owned by Mr. Arabia.

Under the terms of the Arabia Settlement Agreement the parties agreed to the following:

  That Mr. Arabia would sell to NWNV two notes owned by him and issued by the Company pursuant to the April 30, 2008 Letter Agreement described above; a senior secured note, face value $425,000, and a subordinated secured note, face value $325,000 (the "Arabia Notes"). As payment for his notes, NWNV would issue to Mr. Arabia its own new note having a face value of $750,000. Following its acquisition of the Arabia Notes, NWNV would agree to cancel the Arabia Notes as partial consideration for the purchase of essentially all of the Company's assets pursuant to an asset purchase agreement between the Company and NWNV (the "Asset Sale"). The Asset Sale is described below.

  That Mr. Arabia would sell to Dutchess the 75 shares of voting-control Series C Convertible Preferred Stock that he owns (see also Note F - "Preferred Stock").

  That Mr. Arabia would sell to Dutchess the 9,000,000 shares of super-voting Series A Common Stock that he owns, and that he would also cause Financial Acquisition Partners, LP, a limited partnership for which Mr. Arabia is the sole general partner, to sell to Dutchess 10,000,000 shares of the Series A Common Stock that it owns (see also Note G - "Series A Common Stock").

  The Company would issue to Mr. Arabia 250,000,000 restricted shares of its common stock as an incentive to enter into the Arabia Settlement Agreement (the "Incentive Shares"), which shares would be earned upon the signing of the Arabia Settlement Agreement by the parties.

  That all of the transactions described above, except for the issuance of the Incentive Shares, along with the exchange of a mutual general release between the parties, would become effective on the day that is one (1) day after the last of the following two events have occurred; (i) receipt of the Incentive Shares by Mr. Arabia, and (ii) the closing of the Asset Sale.

All of the transactions described in the Arabia Settlement Agreement have been completed as of May 14, 2008.

Settlement Agreement with Financial Acquisition Partners, LP

Effective May 9, 2008 the Company also entered into a settlement agreement and mutual general release (the "FALP Settlement Agreement") with Financial Acquisition Partners, LP ("FALP"), Dutchess, and NWNV. Mr. Arabia, the Company's Chief Executive Officer, is the sole general partner for FALP.

Under the terms of the FALP Settlement Agreement the parties agreed to the following:

  That FALP would agree to accept 108,835,739 restricted shares of the Company's common stock as full and final settlement of its two senior secured notes and four senior secured convertible notes issued by the Company which have an approximate aggregate balance due of $265,286 as of the effective date of the exchange.

  That the requirement to issue the restricted shares in exchange for the secured notes, along with the exchange of a mutual general release between the parties, would become effective upon (i) receipt by the Debtor of an executed version of the FALP Settlement Agreement, and (ii) either the closing of the Asset Sale or NWNV agreeing to permit the issuance of the shares prior to the closing of the Asset Sale.

The closing of the Asset Sale has been completed (see below) and the notes owned by FALP were exchanged for 108,835,739 restricted shares of the Company's common stock on May 13, 2008.

The Mandaric Letter Agreement

In a Letter Agreement between the Company, NWNV and Milan Mandaric, the Company agreed to issue to FALP, of which Mr. Mandaric is the sole limited partner, 80,000,000 restricted shares of its common stock as an investment banking advisory fee and to issue 10,000,000 restricted shares of its common stock to Mr. Mandaric for entering into the Letter Agreement.

Mr. Mandaric provided a guaranty for the repayment of six senior secured notes issued by the Company having an aggregate face value of $297,500 (the "Mandaric Guaranteed Notes") (see also Note O - "Commitments and Contingencies" - Required Payments to Guarantor).The Letter Agreement outlines Mr. Mandaric's agreement to allow NWNV to acquire the Mandaric Guaranteed Notes using new notes issued by NWNV, and that such notes issued by NWNV will also be guaranteed by Mr. Mandaric. NWNV agreed to cancel any Mandaric Guaranteed Notes that it did acquire as partial consideration for the purchase of essentially all of the Company's assets pursuant to the Asset Sale described below. All of the transactions described in the Letter Agreement could only occur upon the closing of the Asset Sale, which occurred on May 9, 2008. The issuance of the 80,000,000 shares to FALP and 10,000,000 shares to Mr. Mandaric was completed on May 13, 2008. Additionally, the Mandaric Guaranteed Notes were acquired by NWNV and have been cancelled effective May 10, 2008.

Disposition of the Company's Assets

On May 9, 2008 the Company completed the sale of essentially all of its assets. Pursuant to the terms of the Asset Purchase Agreement (the "APA") the Company sold all of its assets with the exception of the following: (i) all contract rights contained in that certain Registration Rights Agreement and that certain Investment Agreement, both dated March 31, 2006 and both by and between the Company and Dutchess Private Equities Fund, LP ("Dutchess"), and (ii) that lease (rental agreement) by and between the Company and A-1 Self Storage located in El Cajon, California, and (iii) $500 cash.

The assets were sold to NatureWell, Incorporated, a Nevada corporation ("NWNV"), which is a private corporation wholly owned by the Company's Chief Executive Officer, James R. Arabia. The Asset Sale was approved by both the holders of a majority of the Company's Senior (secured) Debt and the holders of a majority of the Company's Subordinated (secured) Debt pursuant to a procedure outlined in the Intercreditor, Subordination and Standby Agreement dated September 2, 2003, as amended (the "Intercreditor Agreement"), which governs the rights of the Company's secured creditors.

Pursuant to the APA, as consideration for the assets being purchased, NWNV agreed that within ten (10) days following the Closing Date to forgive its right to payment of presently existing obligations totaling $1,087,500 due to NWNV by the Company (the "Consideration"). Such obligations consist of $750,000 of the Arabia Notes (see Arabia Letter Agreement above), $297,500 of the Mandaric Guaranteed Notes (see above), and $40,000 face value of another note that NWNV had the right to acquire from a creditor of the Company. NWNV had the contractual right to acquire the notes listed above and NWNV fulfilled all of the pre-conditions for acquiring such notes as of May 14, 2008, which automatically resulted in the cancellation of such notes and the timely payment of the Consideration under the terms of the APA.

In addition to the Consideration, NWNV also agreed to indemnify the Company against having to pay certain of its remaining debt and obligations (the "Indemnification"). Pursuant to the Indemnification NWNV must pay for all indemnified obligations, if the Company becomes required to pay them subject to certain conditions, up to $340,000, but not before the Company has spent $25,000 itself to repay such indemnified obligations. Pursuant to the APA the obligations subject to the Indemnification totaled approximately $555,453. Of this amount $352,369 are secured notes that are governed by the Intercreditor Agreement, which among other things, prohibits any collection action of any kind by any secured lender without the prior written consent of the holders of a majority of the senior debt, and eliminates any waiver, contained in any loan document relating to such secured debt, of the Company's ability to plead any statute of limitations as a defense against any claim made by a secured lender. The indemnified amount also includes $90,000 face value of secured notes issued to Mr. Arabia (pursuant to the Arabia Letter Agreement described above), which accrue interest at the rate of 4% until their maturity on July 1, 2012, and for which the Company has the right to convert into shares of common stock at any time after July 1, 2010 at an average conversion price of $.015 (6,750,000 shares based on the face value of the notes). In addition to the Consideration and the Indemnification, NWNV also agreed to assume approximately $11,083 of the Company's liabilities.

Settlements with the Company's Creditors

Since the period ending March 31, 2008 through May 14, 2008 the Company entered into eighteen (18) settlement agreements and mutual general releases with a number of its creditors. Each settlement provides for the issuance of either restricted common stock and/or debt issued by the Company as full and final settlement of any amount the Company owed to each creditor (except for the Arabia Settlement Agreement which allows for a senior secured note, face value $45,000 and a subordinated secured note, face value $45,000, both issued to Arabia on April 30, 2008, to remain outstanding and in force and effect). Any creditor that received debt from the Compnay as part of their settlement subsequently sold such debt to NWNV and, upon the closing of the Asset Sale, NWNV cancelled such debt as partial payment of the Consideration. Each settlement also provides a full mutual and general release between the parties, which includes the Company, each creditor, NWNV and Dutchess.

In the aggregate the 18 settlement agreements result in the extinguishment of the following amount of debt valued as of the period ending March 31, 2008:

Senior Secured Convertible Debt	-	$1,139,795
Senior Secured Debt	-	$593,369
Subordinated Secured Convertible Debt	-	$22,029
Subordinated Secured Debt	-	$180,210
Unsecured Convertible Debt	-	$42,828

Issuances of Restricted Common Stock

Following the period ending March 31, 2008 through May 14, 2008 the Company has issued 1,455,394,854 restricted shares of its common stock as follows:

100,000,000 restricted shares of its common stock to its Chief Executive Officer, James R. Arabia, pursuant to the Arabia Leter Agreement discussed above.

250,000,000 restricted shares of its common stock to its Chief Executive Officer, James R. Arabia, as an incentive payment fro Mr. Arabia having entered into the Arabia Settlement Agreement with the Company discussed above.

108,835,739 restricted shares of its common stock to Financial Acquisition Partners, LP ("FALP"), a limited partnership for which the Company's Chief Executive Officer, James R. Arabia, is the sole general partner. The shares were issued as full and final settlement of approximately $265,286 of the Company's senior secured notes owned by FALP.

80,000,000 restricted shares of its common stock to FALP as an investment banking advisory fee in connection with arranging the transaction between Milan Mandaric, the holders of the Mandaric Guaranteed Notes and FALP (see discussion of the Mandaric Letter Agreement above).

10,000,000 restricted shares of its common stock to Milan Mandaric as payment for entering into the Mandaric Letter Agreement with the Company and NWNV.

463,139,926 restricted shares of its common stock to a number of creditors as full and final settlement of approximately $1,169,669 of the Company's secured notes owned by such creditors.

15,000,000 shares of its common stock as final settlement of outstanding legal fees in the amount of $11,250.

30,063,500 restricted shares of its common stock to five creditors holding $297,500 face value of Mandaric Guaranteed Notes as a restructuring fee for such creditors agreeing to accept notes issued by NWNV in exchange for the Mandaric Guaranteed Notes.

388,355,689 restricted shares of its common stock to Dutchess Privates Equities Fund, Ltd. as full payment of incentive shares owed to Dutchess for funding eleven (11) secured promissory notes issued by the Company to Dutchess (see also Note O - "Commitments and Contingencies" - Required Stock Payments).

Future Plans of Company

The Company determined that improving the Company's balance sheet in order to make it more attractive for an acquisition of, or merger with, another more viable company was the best available strategy for the Company in the future. There can be no assurance that the Company will be successful in identifying and acquiring, or merging with, another business or company.

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

The Company manages all phases of direct and other marketing for its MIGRASPRAY product in the United States, which includes product selection and development, manufacturing by third parties, media and advertising, order processing and fulfillment, and customer service. The Company outsources its manufacturing, warehousing and major distribution activities to third party vendors. Customer service, sales and administration are handled at the Company's headquarters in San Diego, California. The Company currently has five employees.

The Company's ability to execute a business and marketing plan are dependent upon, among other factors, securing additional working capital. The Company has conducted, on a limited basis, test-marketing of its MIGRASPRAY product directly to healthcare providers through telemarketing and tradeshows and also markets MIGRASPRAY via the Internet.

See Note S to the Financial Statements - "Subsequent Events".

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING March 31, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING March 31, 2007

On a consolidated basis, the Company had gross sales totaling $94,756 for the period ending March 31, 2008, compared with $97,057 in gross sales for the same period ending March 31, 2007. This represented a decrease of $2,301 or 2.37% in gross sales from the year before.

The Company incurred a net income of $795,507 for the three-month period ended March 31, 2008, compared with a net loss of $620,443 for the same period ended March 31, 2007. This represents a increase of $ 1,415,950 from the same period ending March 31, 2007. The increase in net income is due to lower marketing and advertising expense of $116,318, lower consulting fees of $89,000, $1,134,467 in extraordinary gain due to a gain on the repayment of a subordinate secured note at a discount to the balance on the note, and $11,817 of other income due to the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

The Company's gross profit margin for the period ending March 31, 2008 was 85.3%, or $80,849. Gross profit margin for the period ending March 31, 2007 was 90% or $87,393. The Company's cost of products sold for the periods ending March 31, 2008 and 2007 was $13,907 and $9,664, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting service fees totaled $7,500 and $96,500 for the periods ending March 31, 2008 and 2007, respectively. This represented a decrease of $89,000 from the prior year due to a reduction of certain outside professionals used by the Company. Marketing and advertising expense totaled $17,257 and $133,575 for the periods ending March 31, 2008 and 2007, respectively. This represented a decrease of $116,318 from the prior year. The decrease in marketing and advertising expenses is due to the fact that the Company lacked the capital to continue marketing and advertising expenditures at the previous pace. Selling, general and administrative expenses incurred by the Company, were $198,888 for the three month period ended March 31, 2008, compared with $236,907 for the same period ended March 31, 2007. This represented a decrease of $38,019 or 16% from the prior year. The decrease in selling, general and administrative expense was primarily due to cost cutting measures implemented by the Company.

NINE MONTH PERIOD ENDING MARCH 31, 2008 AS COMPARED TO NINE MONTH PERIOD ENDING MARCH 31, 2007

On a consolidated basis, the Company had gross sales totaling $288,732 for the period ending March 31, 2008, compared with $152,070 in gross sales for the same period ending March 31, 2007. This represented an increase of $136,662 or 89.87% in gross sales from the year before.

The Company incurred a net income of $178,390 for the nine-month period ended March 31, 2008, compared with a net loss of $1,620,271 for the same period ended March 31, 2007. This represents a increase of $ 1,798,661 from the same period ending March 31, 2007. The increase in net income is due to a increased sales of $136,662, lower marketing cost of $221,446, lower consulting fees of $155,000, $1,433,412 of extraordinary income due to a gain on the repayment of a subordinate secured note at a discount to the balance on the note, and $28,979 of other income due to the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt.

The Company's gross profit margin for the period ending March 31, 2008 was 85.4%, or $246,551. Gross profit margin for the period ending March 31, 2007 was 90.1% or $137,063. The Company's cost of products sold for the periods ending March 31, 2008 and 2007 was $42,181 and $15,007, respectively. The Company expects product cost as a percentage of gross sales to remain stable.

Consulting fees totaled $22,500 and $177,500 for the periods ending March 31, 2008 and 2007, respectively. This represented a decrease of $155,000 from the prior year due to a reduction of certain outside professionals used by the Company. Marketing and advertising expense totaled $85,469 and $306,915 for the periods ending March 31, 2008 and 2007, respectively. This represented a decrease of $221,446 from the prior year. Selling, general and administrative expenses incurred by the Company, were $685,565 for the nine month period ended March 31, 2008, compared with $620,985 for the same period ended March 31, 2007. This represented an increase of $64,580 or 10.40% from the prior year. The decrease in marketing expenses is due to the fact that the Company lacked the capital to continue marketing expenditures at the previous pace. The increase in selling, general and administrative expense was primarily due to an increase in sales and administrative salaries.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had current assets of $98,275, including cash of $18,545 and inventory valued at $67,858. Other assets at March 31, 2008 included inventory of $207,145. Total assets for the period ending March 31, 2008 were $342,945.

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

See Note S to the Financial Statements - "Subsequent Events".

RECENT FINANCINGS

A.  PRIVATE PLACEMENT

In March of 2006 the Company concluded an offering of senior secured convertible notes (the "Senior Convertible Notes") after having raised a total of $417,500 under the offering from four individual investors (the stated size of the offering was $1,250,000). Investors were offered a third-party guaranty as to the timely payment of principal and interest on the Senior Convertible Notes. The entire $417,500 raised was covered by the third-party guaranty (the "Guaranty Agreement"). At March 31, 2008 $297,500 of the Senior Convertible Notes remained outstanding; $97,500 face value of the Senior Convertible Notes have a conversion price of $.025 per share, $100,000 face value has a conversion price equal to the greater of (i) the amount of shares determined by dividing the aggregate principal amount being tendered for conversion including interest accrued thereon by the conversion price in effect at the time of such conversion (the initial Conversion Price shall be equal to $.03125), or (ii) the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion, and $100,000 face value has a conversion price equal to the amount of shares determined by multiplying by .05% the total amount of shares of Common Stock outstanding as of the date that the Company receives a written notice from the holder of their desire to convert for each $5,000 principal amount being tendered for conversion. Of the $297,500 outstanding, $65,000 pay interest of 8% per annum on a quarterly basis and mature on October 1, 2008, $17,500 pay interest of 10% per annum on a quarterly basis and mature on October 1, 2008 $15,000 accrues interest at the rate of 6% per annum and matures on October 1, 2008 and $200,000 pay interest of 14% per annum on a quarterly basis and mature on October 1, 2009 (see also Financial Footnote O - Commitments and Contingencies").

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of March 31, 2008 the Company had tendered sixty-six (66) Puts to Dutchess, which in the aggregate, resulted in the sale of 697,875,889 shares of registered stock and net proceeds to the Company of $679,491. The Company has not tendered any Puts to Dutchess since November 23, 2007.

C.  DUTCHESS PROMISSORY NOTES

The Company has issued eleven promissory notes to Dutchess in an aggregate principal amount of $3,085,500 (collectively, the "Dutchess Notes"). The terms of the Dutchess Notes are as follows.

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

The Company has received partial funding of $165,000 on an offering of a $312,000 principal amount one-year promissory note to Dutchess issued December 10, 2007. This note bears 12% interest on the amount funded. This note has only been partially funded and if fully funded will have a face value of $312,000 resulting in net proceeds of $250,000 to the Company. See Note S to the Financial Statements - "Subsequent Events".

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

RESTRUCTURING

The Company has reached agreements and/or settlements for repayment of most of its past due unsecured creditors. Such cooperating creditors have received either (i) a non-convertible subordinated note, secured by a second lien on the Company's assets, and one share of restricted common stock for each one dollar owed to the creditor as payment in full of all monies owed to the creditor, or (ii) have entered into a defined repayment arrangement. The subordinated notes are junior in right of payment to the senior debt and senior in right of payment to the unsecured creditors. At March 31, 2008 approximately $369,832 of non-convertible subordinated notes were outstanding, and the amount owed to past due creditors, not covered by any defined payment arrangement, is approximately $250,271 (excluding amounts owed to officers and directors), which includes a litigation reserve of $125,146. Interest and principal payments were scheduled to begin on the subordinated notes beginning April 1, 2006. The Company was unable to make such payments and such notes are in payment default at this time. The Company is attempting to negotiate agreements with creditors to exchange outstanding unsecured and subordinated secured debt for either restricted stock or a minimal amount of cash, or a combination thereof (see Note S to Financial Footnotes - "Subsequent Events"). The Company is also attempting to negotiate with its senior secured creditors to exchange their outstanding debt for either restricted stock, cash or restricted stock and a reduced amount of new senior debt, or a combination thereof. Exchanges of debt for equity will lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity, or reduced debt, in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be unable to continue as a going concern. See also Note S to the Financial Statements - "Subsequent Events".

All holders of subordinated secured notes and senior secured notes have entered into an Intercreditor, Subordination and Standby Agreement (the "Intercreditor Agreement"), and associated documentation, dated as of September 2, 2003, that defines the rights and priorities between the Company and its senior and subordinated lenders. Under the terms of the Intercreditor Agreement, as amended, subordinated creditors are prohibited from taking any collection action without the prior written consent of a majority of the subordinated creditors and senior creditors. The senior creditors are prohibited from taking any collection action without the prior written consent of a majority of the senior creditors. See also Note S to the Financial Statements - "Subsequent Events".

MARKETING STRATEGY

The Company' strategy is to distribute and market its migraine relief product, MigraSpray, directly to healthcare professionals and to consumers. As part of its strategy the Company intends to engage in free sample and product information distribution campaigns to targeted practitioners and to call upon such practitioners to purchase and inventory MigraSpray for resale to their patients. MigraSpray is not being made available in mass retail outlets and at this time is only available either through participating healthcare providers, certain independent pharmacies, the Internet or by calling the Company's toll free number to purchase directly. See Note S to the Financial Statements - "Subsequent Events".

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

See Note S to the Financial Statements - "Subsequent Events".

EMPLOYEES

The Company has four employees and utilizes the services of consultants, or independent contractors, engaged in research and development, customer service and general administration when needed. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains positive relations with its personnel. See Note S to the Financial Statements - "Subsequent Events".

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2008 the Company has a litigation reserve totaling $125,146 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows. Currently the Company is not involved in any legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008 the Company issued 49,243,734 restricted shares of common stock as payment for subordinate secured notes with a balance of $370,863 as of the date of the transaction.

In January 2008 the Company issued 2,005,867 restricted shares of common stock as payment for a subordinate secured note with a balance of $15,221 as of the date of the transaction.

In February 2008 the Company issued 15,000,000 restricted shares of common stock as payment for a subordinate secured note with a balance of $60,849 as of the date of the transaction.

See also Note S to the Financial Statements - "Subsequent Events".

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the following senior secured notes; five senior secured notes totaling $455,553, including interest thereon of $70,326 which accrue interest at the rate of between 4% and 8%. Each of the five senior secured notes have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted notes discussed herein have initiated any collection actions against the Company. See also Note S to the Financial Statements - "Subsequent Events".

Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions. See also Note S to the Financial Statements - "Subsequent Events".

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above except with regard to $200,000 (face value) of the senior secured notes which are owned by the Company's Chief Executive Officer, James R. Arabia, pursuant to an agreement reached between the Company and Mr. Arabia on June 16, 2006 whereby the Company makes monthly payments against past due monies owed to Mr. Arabia, of which the $200,000 of senior notes is included in such past due monies owed. See also Note S to the Financial Statements - "Subsequent Events".

Additionally, the Company has been unable to make the minimum required payments pursuant to the terms of ten of the eleven promissory notes issued to Dutchess), which have an outstanding aggregate principal balance totaling $2,761,312 before original issue discount of $57,933 (the "Dutchess Notes"). Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company intends to repay the Dutchess Notes from proceeds of Puts tendered to Dutchess pursuant to the Equity Line of Credit and from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Letter Agreement by and between James R. Arabia and NatureWell, Incorporated, dated April 30, 2008.

10.2

Settlement Agreement and Mutual General Release, dated May 9, 2008, by and between NatureWell, Incorporated, a Delaware corporation, James R. Arabia, Dutchess Private Equities Fund, Ltd. and NatureWell, Incorporated, a Nevada corporation.

10.3

Settlement Agreement and Mutual General Release, dated May 9, 2008, by and between NatureWell, Incorporated, a Delaware corporation, Financial Acquisition Partners, LP, Dutchess Private Equities Fund, Ltd. and NatureWell, Incorporated, a Nevada corporation.

10.4	Amendments to Intercreditor, Subordination and Standby Agreement dated as of September 2, 2003.

10.5	Asset Purchase Agreement, dated May 9, 2008, by and between NatureWell, Incorporated, a Delaware corporation, and NatureWell, Incorporated, a Nevada corporation.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2008	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 19, 2008

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	May 19, 2008

-  32 -