Form 10KSB
period 2008-06-30
NATUREWELL INC
filed 2008-10-20
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 234-0222

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value (Title of Class)

          Check whether this issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]     No   [ ]

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the issuer's revenues for its most recent fiscal year: $0.

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of October 10, 2008 the aggregate market value was $244,867.

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of October 5, 2008 the Company had issued and outstanding 2,448,665,750 shares of regular common stock and 19,000,000 shares of Series A Common Stock.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Background of Company

NatureWell, Incorporated, a Delaware corporation (the "Company"), is a public company traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company was formerly engaged in the research and development of unique proprietary healthcare products intended for a variety of conditions.

On May 9, 2008 the Company completed the sale of essentially all of its assets. Pursuant to the terms of the asset purchase agreement (the "APA") the Company sold all of its assets with the exception of the following: (i) all contract rights contained in that certain Registration Rights Agreement and that certain Investment Agreement, both dated March 31, 2006 and both by and between the Company and Dutchess Private Equities Fund, LP ("Dutchess"), (ii) that lease (rental agreement) by and between the Company and A-1 Self Storage located in El Cajon, California, and (iii) $500 cash.

The assets were sold to NatureWell, Incorporated, a Nevada corporation ("NWNV"), which is a private corporation wholly owned by the Company's Chief Executive Officer, James R. Arabia. The Asset Sale was approved by unanimous consent of the Board of Directors, a majority of the Company's stockholders and both the holders of a majority of the Company's Senior (secured) Debt and the holders of a majority of the Company's Subordinated (secured) Debt pursuant to a procedure outlined in an Intercreditor, Subordination and Standby Agreement dated September 2, 2003, as amended (the "Intercreditor Agreement"), which governs the rights of the Company's secured creditors.

Pursuant to the APA, as consideration for the assets being purchased, NWNV agreed that within ten (10) days following the Closing Date to forgive its right to payment of presently existing obligations totaling $1,087,500 due to NWNV by the Company (the "Consideration"). Such obligations consisted of $750,000 of secured notes owned by Mr. Arabia, $297,500 of notes owned by various individuals that were secured by a third-party, and $40,000 face value of another note that NWNV had the right to acquire from a creditor of the Company. NWNV had the contractual right to acquire the notes listed above and NWNV fulfilled all of the pre-conditions for acquiring such notes as of May 14, 2008, which automatically resulted in the cancellation of such notes and the timely payment of the Consideration under the terms of the APA.

In addition to the Consideration, NWNV also agreed to indemnify the Company against having to pay certain of its remaining debt and obligations (the "Indemnification"). Pursuant to the Indemnification NWNV must pay for all indemnified obligations, if the Company becomes required to pay them subject to certain conditions, up to $340,000, but not before the Company has spent $25,000 itself to repay such indemnified obligations. Pursuant to the APA the obligations subject to the Indemnification totaled approximately $555,453. Of this amount $352,369 are secured notes that are governed by the Intercreditor Agreement, which among other things, prohibits any collection action of any kind by any secured lender without the prior written consent of the holders of a majority of the senior debt, and eliminates any waiver, contained in any loan document relating to such secured debt, of the Company's ability to plead any statute of limitations as a defense against any claim made by a secured lender. The indemnified amount also includes $90,000 face value of secured notes issued to Mr. Arabia on April 30, 2008, which accrue interest at the rate of 4% until their maturity on July 1, 2012, and for which the Company has the right to convert into shares of common stock at any time after July 1, 2010 at an average conversion price of $.015 (6,750,000 shares based on the face value of the notes). In addition to the Consideration and the Indemnification, NWNV also agreed to assume approximately $11,083 of the Company's liabilities.

In arriving at the amount of Consideration received for the assets the Company considered the following factors:

  The Company had an amount of debt that, when combined with its inability to obtain financing under favorable terms, makes it impossible for the Company to continue to fund its operations and to implement a viable business plan.

  That improving the Company's balance sheet in order to make it more attractive for an acquisition of, or merger with, another more viable company was the best available strategy for the Company.

  That the cooperation of Dutchess and Mr. Arabia were essential in achieving a restructuring of the Company's balance sheet.

  That the Asset Sale to NWNV would provide adequate incentive for Mr. Arabia to remain as the Company's Chief Executive Officer and facilitate the restructuring and relinquish his voting control of the Company and to sell his debt to NWNV for its eventual cancellation pursuant to the terms of the APA.

  That the value received for the Company's assets was significantly more than the Company could receive for the assets in a sale to an uninterested third-party in view of the significant losses the Company had sustained while trying to operate its business.

  That the amount of outstanding secured debt issued by the Company was significantly more than any realistic valuation of the assets and that having received the approval for the Asset Sale from the creditors secured by such assets the Consideration, in the judgment of the parties directly affected by their sale, as well as the Company, was appropriate.

Business Strategy

As a result of the consummation of the transactions contemplated by the APA, the Company has become a shell company as defined under Rule 12b-2 of the Exchange Act.

The Company is currently seeking business opportunities including an acquisition or merger with an operating business. The Company can give no assurance that an acquisition or merger will occur.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by NWNV at no charge for a period of up to one-year from May 9, 2008. The Company also maintains storage space in El Cajon, California at a cost of $330 per month.

ITEM 3.  LEGAL PROCEEDINGS

At June 30, 2008 the Company has a litigation reserve totaling $126,352 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2008, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW
Fiscal Year 2006:
First Quarter	0.0060	0.0016
Second Quarter	0.0030	0.0008
Third Quarter	0.0031	0.0007
Fourth Quarter	0.0020	0.0010

Fiscal Year 2007:
First Quarter	0.0011	0.0005
Second Quarter	0.0006	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Recent Sales of Unregistered Securities

During the year ending June 30, 2008 the Company made the following issuances and sales of securities in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, Rule 506 of Regulation D hereunder.

On July 2, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

On August 8, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

On September 18, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

On October 24, 2007, the Company completed an offering of a $143,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $113,000 and net proceeds of $100,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

On December 10, 2007, the Company completed an offering of a $312,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $312,000 and net proceeds of $260,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

In December 2007 the Company issued 40,497,333 restricted shares of common stock as payment for a subordinate secured note with an approximate balance of $302,995 as of the date of the transaction.

In January 2008 the Company issued 32,550,934 restricted shares of common stock as payment for subordinate secured notes with an approximate balance of $245,073 as of the date of the transaction.

In February 2008 the Company issued (i) 33,698,667 restricted shares of common stock as payment for subordinate secured notes with an approximate balance of $195,884 as of the date of the transaction, and (ii) 15,000,000 restricted shares of common stock as payment for $11,250 of legal fees.

In April of 2008 the Company issued 100,000,000 restricted shares of common stock as payment for a $10,000 incentive fee for the Company's CEO, James R. Arabia, to cancel his employment contract.

In April of 2008 the Company a senior secured convertible note, face value $45,000, and a subordinated secured convertible note, face value $45,000 as payment for a $90,000 incentive fee for the Company's CEO, James R. Arabia, to cancel his employment contract. The notes accrue interest at the rate of 4% until maturity on July 1, 2012. After July 1, 2010 the Company has the right to force conversion of the notes into common stock at an average conversion price of $.015.

In May 2008 the Company issued (i) 612,130,165 restricted shares of common stock as payment for subordinate and senior secured notes with an approximate balance of $1,672,476 as of the date of the transaction, (ii) 90,000,000 restricted shares of common stock as payment of $9,000 of services rendered, (iii) 250,000,000 restricted shares of common stock as payment for a $25,000 incentive fee for the Company's CEO, James R. Arabia, to enter into a settlement agreement with the Company (see Financial Footnote K - "Related Party Transactions"), and (iv) 388,355,689 restricted shares of common stock to Dutchess, valued at $38,836, representing the remaining balance due of an incentive payment of 397,000,000 restricted shares for making $3,063,500 of loans to the Company.

In May 2008, the Company completed an offering of a $36,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $36,000 and net proceeds of $30,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be made from each Put from the Equity Line of Credit described herein.

In June 2008 the Company issued a senior secured promissory note to Dutchess for $1,700,000 as payment pursuant to a settlement of penalties and liquidated damages relating to the Company's default on twelve other senior notes issued to Dutchess (see also Note H - " Loan Payable" and Note K - "Related Party Transactions")

RISK FACTORS

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

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company; the Company's ability to locate an acquisition or merger candidate under terms that it finds favorable; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors," "Business," and elsewhere in this report.

We Have No Current Operations and We May Never Be Able to Acquire or Merge with an Operating Company.

As discussed herein the Company sold essentially all of its assets on May 9, 2008 and discontinued its operations, which was intended to improve the Company's balance sheet in order to make it more attractive for an acquisition of, or merger with, a more viable company. However, there can be no assurance that such an acquisition or merger will materialize.

The Company's Large Amount of Debt May Make it Difficult to Attract an Acquisition or Merger Candidate.

The Company has a considerable amount of secured and unsecured debt remaining on its balance sheet following the disposal of its assets. Such debt may make the Company unattractive to potential acquisition or merger candidates.

In Order to Facilitate an Acquisition or Merger the Company's Creditors May Have to Convert Some or All of Their Debt into Equity Thereby Substantially Diluting Current Shareholders.

Because the Company continues to carry a considerable amount of debt on its Balance sheet, and that such debt may make the Company unattractive to potential acquisition or merger candidates, it is likely that a further restructuring of the Company's balance sheet would be necessary in order to facilitate an acquisition or merger. Such a restructuring would likely include the conversion of some or all of the Company's debt into equity, which would lead to substantial dilution of existing shareholders.

Our Ability to Generate Revenues Depends Our Ability to Acquire or Merge with an Operating Company.

If the Company is unable to acquire or merge with an operating company it will be unable to generate any revenues. Additionally, the inability to generate revenues will make it unlikely that the Company would be able to service or repay any of its debt or current liabilities.

We Depend Upon Our Key Personnel.

The Company is dependent on the efforts and abilities of certain of its senior management, particularly James Arabia, its Chief Executive Officer to remain until an acquisition or merger has been accomplished. In light of the Company's cash position and balance sheet there can be no assurance that the Company could provide the necessary incentive for Mr. Arabia to remain.

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2008 financial statements, our auditors expressed doubt as to our ability to continue as a going concern. Currently, the Company has no sales as a result of the disposition of its assets. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from previous operations. These factors, as well as the risks associated with the Company being able to consummate an acquisition of or merger with an operating business and raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company believes that capital raised, together with cash on hand, will be sufficient to fund the Company's operations, which, as a shell company, essentially consists of complying with reporting requirements as a public company. However, there can be no assurance that the Company will be able to complete these efforts. To the extent that cash on hand along with proceeds from the capital raising efforts fall short or are insufficient to fund the Company's activities, we may not be able to continue as a going concern.

The Company's plan to address its going concern issues is to locate a viable operating business to acquire or merge with, however, there can be no assurance that the Company will be able to consummate such a transaction, or if a transaction is completed that it would be on terms that are favorable to the then-shareholders.

An Acquisition or Merger Would Likely Require Significant Amounts of Additional Financing Which Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms

If the Company were to enter into an acquisition or merger it is possible that a substantial amount of capital would be needed to consummate such a transaction. Such capital may be raised in a variety of ways including through equity and/or debt financings (including convertible debt). Any equity financings would likely result in substantial dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If such capital raising efforts are unsuccessful, we may be unable to consummate an acquisition or merger. The Company's actual capital requirements for an acquisition or merger will depend on many factors, including, but not limited to, the financial strength of a particular acquisition or merger candidate and the need for capital to expand or grow their business.

Risk Factors Relating To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2008 the Company has a litigation reserve totaling $126,352 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse affect on the Company's financial position, results of operations or cash flows. Unsecured creditors are comprised of a number of creditors owed amounts of less than $10,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That are in Default

As of June 30, 2008, the Company was in payment default on the following secured notes; (i) twelve senior secured notes issued to Dutchess totaling $3,155,413 before aggregate original issues discounts of $48,847, (ii) other senior secured notes totaling $194,035 and (iii) subordinated secured notes totaling $163,426.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above. Because these creditors are secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement, as amended, between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time, there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited (see also Financial Footnote P - "Restructuring", Amendments to the Intercreditor Agreement).

The Company may need to negotiate debt for equity swaps with defaulted creditors, which could lead to the issuance of substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity in exchange for their debt. If the Company is unable to issue equity to retire much of its secured debt obligations, it may be very difficult to consummate an acquisition of or merger with an operating business or company.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2007 to June 30, 2008, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0011 to $0.0001 This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of June 30, 2008, the Company had outstanding approximately 1,658,544,638 shares of common stock and 19,000,000 shares of Series A common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. The SEC recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The Company intends to seek opportunities to acquire or merge with an operating company and is actively seeking such a transaction. However, there can be no assurance that the Company will be successful in locating an acquisition or merger candidate or that it will be able to consummate a transaction with a candidate over the next twelve months. The Company's ability to repay its debt and/or further restructure its balance sheet is highly dependent upon its success in identifying and transacting an acquisition or merger. Additionally, the Company believes that an acquisition or merger may require the raising of additional capital to facilitate such a transaction, however at this time the Company has no specific plans for raising additional capital as such needs, if any, are unknown at this time.

PLAN OF OPERATION

The Company has no ongoing operations and any plan of operations would be developed in conjunction with the transaction of an acquisition or merger of an operating company as yet unidentified.

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company's capital requirements are unknown except in regard to monies needed to make its filings required by the Securities and Exchange Commission. The Company expects that its current cash on hand along with additional borrowings from Dutchess Private Equities Fund, Ltd. ("Dutchess") will be adequate to cover the expenses related to continuing to report as a public company, however, there can be no assurance that Dutchess will be willing to provide such further funding.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

None.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company has 2 consultants/officers (a part-time CEO and part-time CFO) and does not expect to add any new employees over the next twelve months unless an acquisition or merger is completed within that time-frame.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company had been developing various healthcare products until it discontinued operations in May of 2008 following the Asset Sale.

FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO THE CORRESPONDING PERIOD IN 2007.

The Company experienced a net loss of $45,165 for the twelve-month period ended June 30, 2008, compared with a net loss of $2,300,308 for the same period ended June 30, 2007. This represents a decrease of $2,255,143 or 98.04% from the prior year. The decrease in net loss is primarily attributable to an increase in extraordinary income related to retirement of debt at a discount to its carrying value on the Company's balance sheet and the gain on the Company's sale of discontinued business.

Consulting fees totaled $10,000 for the year ended June 30, 2008, compared with $0 for the same period ending June 30, 2007. This represents a increase of $10,000 from the prior year due to the fact that there were no consulting fees for the year ended June 30, 2007 that were not included in consulting fees for discontinued operations. General and administrative expenses incurred by the Company were $10,405 for the year ended June 30, 2008, compared with $0 for the same period ended June 30, 2007. This represents an increase of $10,405 from the prior year due to the fact that there were no general and administrative expenses for the year ended June 30, 2007 that were not included in general and administrative expenses for discontinued operations.

DISCONTINUED OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2008 (ELEVEN-MONTH) COMPARED TO THE CORRESPONDING PERIOD IN 2007 (TWELVE-MONTH).

The Company's discontinued operations had gross sales totaling $339,256 for the year ended June 30, 2008, compared with $285,234 in gross sales for the same period ending June 30, 2007. This represents an increase of $54,022 or 18.94% in gross sales from the year before. The sales increase is attributable to the Company's continued effort to expand its business by targeting sales to healthcare professionals.

The Company experienced a net loss from discontinued operations of $682,610 for the twelve-month period ended June 30, 2008, compared with a net loss of $2,300,308 for the same period ended June 30, 2007. This represents a decrease in net loss of $1,617,698 or 70.3% from the prior year. The decrease in net loss is attributable to other income realized from a gain on the disposal of discontinued operations.

The Company had a gross profit margin of 85.4% or $289,871 and 86.0% or $245,242 for the years ended June 30, 2008 and 2007, respectively. The Company's cost of products sold for the years ended June 30, 2008 and 2007 was $49,385 and $39,992, respectively.

Consulting fees totaled $203,741 for the year ended June 30, 2008, compared with $212,000 for the same period ending June 30, 2007. This represents a decrease of $8,259 or 3.9%. Marketing and advertising costs totaled $88,510 for the year ended June 30, 2008, compared to $368,962 for the same period ending June 30, 2007. This represents a decrease of $280,452 or 76.0%. The decrease is the result of lower marketing activity and trade show attendance. Selling, general and administrative expenses incurred by the Company were $1,504,274 for the year ended June 30, 2008, compared with $1,111,906 for the same period ended June 30, 2007. This represents an increase of $392,368 or 35.3% from the prior year. The increase is due primarily to additional fees and costs related to the Company's efforts to expand its business.

The Company had a gain on disposal of discontinued operation of $1,612,455 in May 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Pending an acquisition of or merger with another business or company, the Company anticipates that it will need capital to continue to make its required public filings, defend against creditor suits or actions and to reach settlements with creditors when advisable. The Company will need to obtain additional working capital to fund its business operations through additional working capital loans from Dutchess. There can be no assurance that Dutchess will provide any additional financing to the Company, which, if not provided, could result in the Company being unable to continue as a going concern.

At June 30, 2008 and 2007, the Company had current assets of $11,396 and $130,241, respectively, including cash of $11,396 and $18,536, respectively. The report of the Company's independent auditors on the financial statements for the fiscal year ended June 30, 2008, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with consummating a business acquisition or merger.

NEW ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations".  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51".  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

ITEM 7.   FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

t
 2667 CAMINO DEL RIO S. SUITE Bt
 SAN DIEGO, CALIFORNIA 92108 t

t
  DIRECT (858) 722-5953 t
 FAX (858) 761-0341

t
 E-Mail changgpark@dmhdcpa.com

 _______________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Naturewell, Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Naturewell, Incorporated and subsidiaries (the "Company") as of June 30, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Naturewell, Incorporated and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2008 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA

Chang G. Park, CPA

October 17, 2008

371 'E' Street, Chula Vista, CA 91910

Tel: (619) 286-9610

Fax: (619) 286-6874

 NATUREWELL, INCORPORATED AND SUBSIDIARIES
(Development Stage Company)
Consolidated Balance Sheets
For the Years Ended June 30, 2008 and 2007

As of June 30,

2008

2007

ASSETS

Current Assets

Cash

$

11,396

$

18,536

Accounts receivable

-

9,163

Inventory

-

71,050

Prepaid expenses

-

31,492

Total Current Assets

11,396

130,241

Net Property & Equipment

-

40,001

Other Assets

Inventory

-

271,123

Other assets

-

6,161

Total Other Assets

-

277,284

TOTAL ASSETS

$

11,396

$

447,526

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities

Accounts payable

$

49,227

$

191,391

Accrued expenses

-

43,173

Accrued litigation costs

126,352

125,795

Loans payable, net debt discount of $49,847 and $185,600 as of June 30, 2008 and 2007 respectively

3,367,008

4,055,482

Due to officers

-

257,363

Total Current Liabilities

3,542,587

4,673,204

Long-Term Liabilities

Unsecured convertible notes

-

41,569

Senior secured notes

1,705,589

142,701

Senior secured convertible notes

208,727

1,259,224

Subordinated secured convertible notes

45,301

35,218

Total Long-Term Liabilities

1,959,617

1,478,712

TOTAL LIABILITIES

$

5,502,204

$

6,151,916

Stockholders' Deficit

Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)

1

1

Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 603,933,318 shares issued and outstanding as of June 30, 2008 and 2007, respectively)

24,486

6,039

Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of June 30, 2008 and 2007, respectively)

190

190

Additional paid-in capital

21,113,697

20,873,397

Accumulated deficit

(24,812,340)

(26,584,017)

Deficit accumulated during development stage

(1,816,842)

-

Total Stockholders' Deficit

(5,490,808)

(5,704,390)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT

$

11,396

$

447,526

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES

(Development Stage Company)

Consolidated Statements of Operations

For the Years Ended June 30, 2008 and 2007

From May 13, 2008 to June 30, 2008 (Development Stage)

June30,

 Development Stage
May 13, 2008 - June 30, 2008

2008

2007

Revenues

Gross Sales

$

-

$

-

-

Net Sales

-

-

-

Costs and Expenses

Costs of goods sold

-

-

-

Selling general & administrative

10,405

-

10,405

Consulting services

10,000

-

10,000

Total Costs and Expenses

20,405

-

20,405

Loss From Operations

(20,405)

-

(20,405)

Other Income & (Expenses)

Other expense

(1,700,000)

-

(1,700,000)

Interest expense

(96,437)

-

(96,437)

Total Other Income & (Expenses)

(1,796,437)

-

(1,796,437)

Net Income from continuing operations brfore income tax

(1,816,842)

-

(1,816,842)

Provision for Income Taxes

-

-

-

Net Income from continuing operations

$

(1,816,842)

$

-

$

(1,816,842)

Discontinued operation

Gain (loss) from operations of discontinued business (including disposal gain of $1,612,455)

(682,610)

(2,300,308)

-

Loss before extraordinary item

(2,499,452)

(2,300,308)

(1,816,842)

Extraordinary item

2,454,287

-

-

Net Loss

$

(45,165)

$

(2,300,308)

$

(1,816,842)

Basic and diluted earnings (loss) per share

Net Income from continuing operations brfore income tax

$

(0.00)

$

-

Discontinued operation

(0.00)

(0.01)

Extraordinary item

$

0.00

$

-

Net Income (Loss)

$

(0.00)

$

(0.01)

Basic earnings (loss) per share

$

(0.00)

$

-

Weighted average number of common shares outstanding

1,070,402,980

323,305,714

See Notes to Consolidated Financial Statements.

 NATUREWELL INCORPORATED AND SUBSIDIARIES
(Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2008 and 2007

 Common
Stock

 Common
Stock
Amount

 Series A
Common
Stock

 Additional
Paid-in
Capital

 Unearned
Compensation
& Officers
Notes
Receivable

 Preferred
Stock

 Accumulated
Deficit during Development Stage

 Accumulated
Deficit

Total

136,165,952

1,362

190

20,191,300

(125,905)

1

-

(24,283,709)

(4,216,762)

Shares issued for conversion

8,920,533

89

22,162

22,251

Shares issued for cash

415,846,833

4,158

573,765

577,924

Shares issued for services

43,000,000

430

86,170

86,600

Cleared note receivable officer

125,905

125,905

Net Loss June 30, 2007

(2,300,308)

(2,300,308)

Balance, June 30, 2007

603,933,318

6,039

190

20,873,397

-

1

-

(26,584,017)

(5,704,390)

Shares issued for cash

282,499,644

2,825

98,742

101,567

Shares issued for conversion

733,877,099

7,339

67,006

74,345

Shares issued for compensation

828,355,689

8,284

74,552

82,836

Net income from July 1, 2007 to May 12, 2008

1,771,677

1,771,677

Net loss from May 13 to June 30, 2008

(1,816,842)

0

(1,816,842)

Balance, June 30, 2008

2,448,665,750

24,486

190

21,113,697

-

1

(1,816,842)

(24,812,340)

(5,490,808)

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES

(Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2008 and 2007

and from May 13, 2008 to June 30, 2008 (Development Stage)

For the years Ended June 30,

 Development Stage
May 13, 2008 - June 30, 2008

2008

2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(45,165)

$

(2,300,308)

$

(1,816,842)

Adjustments to reconcile net loss to net cash used in operating activities:

Allowance doubtful accounts

2,533

600

-

Depreciation and amortization

8,150

8,011

-

Loss ondisposal of fixed assets

136

-

-

Debt forgiveness

(41,229)

(66,299)

-

Extraordinary item

(2,454,287)

-

-

Gain on disposal on discontinued operation

(764,042)

-

-

Amortization of debt discount

325,752

309,567

60,086

Accrued interest expense

348,575

516,770

36,351

Other expense

1,700,000

-

1,700,000

Stock issued for services

82,836

86,600

-

Changes in assets and liabilities:

(Increase) decrease in accounts receivable

6,630

(9,114)

-

(Increase) decrease in inventory

342,173

3,065

-

(Increase) decrease in prepaid expenses

31,492

(18,129)

-

Increase (decrease) in due to officers

(257,363)

(59,142)

-

Increase (decrease) in accrued expenses

(43,173)

6,763

-

Increase (decrease) inaccured litigation costs

557

(4,375)

-

Increase (decrease) in accounts payable

(100,935)

36,068

1,301

Net cash provided by (used in) operating activities

(857,361)

(1,489,923)

(19,104)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditure for property and equipment

(40,142)

-

Proceed from fixed assets sales

200

-

-

(Increase) decrease in deposits

-

(4,606)

-

Net cash provided by (used in) investing activities

200

(44,748)

-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for cash

101,567

577,924

-

Payments made on loans payable

(114,567)

(401,066)

-

Proceeds from loans payable

863,021

1,224,625

30,000

Net cash provided by (used in) financing activities

850,021

1,401,483

30,000

Net increase (decrease) in cash

(7,140)

(133,188)

10,896

Cash at beginning of period

18,536

151,724

500

Cash at end of period

$

11,396

$

18,536

$

11,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid

$

-

$

-

$

-

Interest paid

$

26,235

$

86,934

$

-

NON-CASH ACTIVITIES

Notes issued to officer

$

90,000

$

125,905

$

Stock issued for retirement of debt

74,345

22,251

-

Stock issued for services

82,836

86,600

-

Total non-cash activities

$

247,181

$

234,756

$

-

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDING JUNE 30, 2008 AND 2007

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

PRINCIPLES OF CONSOLIDATION:

The audited consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2008 and 2007.

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

In the case of consigned product ("consigned product") having the broadest meaning as articulated in SAB-101) the Company's policy is that it does not recognize revenue, if any, until (i) title and risk of loss has passed from the Company to the buyer, (ii) the product has been paid for, and (iii) there no longer exists any substantial risk of return.

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

Inventory for year ending June 30, 2007 was allocated between short term assets and long terms assets to reflect the fact that it was uncertain that all of the Company's inventory would be disposed of within one year. The allocation reflected current sales trends at that time.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs for the years of discontinued operations ending June 30, 2008 and 2007 of $88,510 and $368,962 respectively, were charged to operations when incurred.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Maintenance, repairs, and minor renewals are expensed as incurred. When property and equipment are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated and any gain or loss on disposition is reflected in current operations. Depreciation is accounted for on the straight-line method over the estimated useful lives of the assets, which ranges generally from three to five years. Property and equipment is shown net of accumulated depreciation of $8,150 and $8,011 for the years of discontinued operations ended June 30, 2008 and 2007, respectively.

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

USE OF ESTIMATES:

The preparation of the Company's audited financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates made by management.

SUMMARY OF SIGNIFICANT ACCOUNTING PRONOUNCEMENTS:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60".  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations".  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51".  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

C.  INVENTORY:

Inventory as of June 30, 2008 and 2007 is comprised of the following:

2008

2007

Healthcare Products

$ 0

$ 71,050

Healthcare Products

0

271,123

$ 0

$ 342,173

Inventory consists of healthcare and nutraceutical products. Inventory is valued at the lower of (i) cost or (ii) market based on conservatism. Cost is determined under the first-in, first-out (FIFO) method.

Inventory for year ending June 30, 2007 was allocated between short term assets and long terms assets to reflect the fact that it was uncertain that all of the Company's inventory would be disposed of within one year. The allocation reflected current sales trends at that time.

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

E.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

Warrants and options outstanding as of June 30, 2008 and 2007 consists of 0 and 250,000, non-redeemable warrants and options to purchase shares of common stock of the Company, which are exercisable into 1 share of common stock at $0.05 per share and expired on October 1, 2007.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At June 30, 2008 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $35,000 (including officers) and $5,500 for the years ending June 30, 2008 and June 30, 2007, respectively. Of the $35,000 for June 30, 2008, $35,000 was for payment to an officer. Of the $5,500 for June 30, 2007, $2,500 was for payment to officers and $3,000 was for payment to non-officer employees. Total cost recognized in income for shares issued to non-employees for services rendered was $47,836 and $87,923 for the fiscal years ending June 30, 2008 and June 30, 2007, respectively.

 F.  PREFERRED STOCK:

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred stock, owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note H - "Loans Payable" and Note K - "Related Party Transactions"). Dutchess is allowed to cast a vote on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock.

G.  SERIES A COMMON STOCK

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding all of which are owned by Dutchess (see also Note H - "Loans Payable" and Note K - "Related Party Transactions").

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

At June 30, 2008, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.42% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,555,085,789).

H.  LOANS PAYABLE :

Loans payable as of June 30, 2008 and 2007 consist of the following:

2008

2007

Loans payable with annual interest varying from 8 to 12% (net of debt discount of $49,847 and $185,600 as of June 30, 2008 and 2007, respectively)

$ 3,367,008

$ 4,055,482

$ 3,367,008

$ 4,055,482

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above for the fiscal year ended June 30, 2008.

(1)

Twelve promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $3,155,413 before aggregate original issue discounts of $49,847 as follows:

(a)

a first senior note for $491,881, including $69,853 interest accrued thereon, maturing on May 16, 2007;

(b)

a second senior note for $252,468, including interest accrued thereon of $50,969, maturing on August 17, 2007;

(c)

a third senior note for $466,875 including interest accrued thereon of $63,875, maturing on September 19, 2007;

(d)

a fourth senior note for $688,286 including interest accrued thereon of $116,286, maturing on December 15, 2007.

(e)

a fifth senior note for $149,972 including interest thereon of $13,901, maturing on March 20, 2008

(f)

a sixth senior note for $162,827 including interest thereon of $ 19,827, maturing on June 1, 2008

(g)

a seventh senior note for $161,176 including interest thereon of $ 16,227, maturing on July 2, 2008

(h)

a eighth senior note for $159,227 including interest thereon of $ 14,148 maturing on August 8, 2008

(i)

a ninth senior note for $157,147 including interest thereon of $ 14,148, maturing on September 17, 2008

(j)

a tenth senior note for $155,299 including interest thereon of $ 12,297, maturing on October 24, 2008

(k)

a eleventh senior note for $323,638 including interest thereon of $ 11,838, maturing on December 10, 2008

(l)

a twelfth senior note for $36,464 including interest thereon of $ 464, maturing on May 22, 2009

Under the terms of the twelve notes, the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company, however, Dutchess and the Company entered into a Settlement Agreement for the payment of $1,700,000 of penalties and liquidated damages associated with the defaults on the notes (see also Note J - "Notes Payable and Long Term Payables" and Note L - "Commitments and Contingencies"). Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current (see Note N - "Restructuring").

(2)

Other notes that are in payment default are as follows; (i) one unsecured note totaling $17,559, including interest thereon of $5,589 which accrues interest at the rate of 8% per annum, and  (ii) two subordinated secured notes totaling $194,035 including interest thereon of $55,217 which accrue interest at the rate of 8%.  The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted subordinated notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note P - "Restructuring", Amendments to the Intercreditor Agreement).

I.  LEASES:

The Company leased its corporate office facilities under a Month to Month lease that expired on March 1, 2008. The Company's base rent under the lease was $1,994 throughout the term of the lease.  Office rent and incidental expense was $37,667 and $54,324 for the fiscal years ending June 30, 2008 and 2007, respectively. The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by NWNV at no charge for a period of up to one-year from May 9, 2008. The Company also maintains storage space in El Cajon, California at a cost of $330 per month.

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 30, 2008 and June 30, 2007 consist of the following:

June 2008

June 2007

Senior Secured Notes, with annual interest of 8%

$1,705,589

$142,701

Unsecured Convertible Notes, with annual interest of 4%

0

41,569

Subordinated Secured Convertible Notes, with annual interest of 4% to 8%

45,301

35,218

Senior Secured Convertible Notes, with annual interest of 4% to 8%

208,727

1,259,224

$1,959,617

$ 1,478,712

The senior secured note totaling $1,705,589 includes interest accrued thereon of $11,984 is comprised of a note that was issued to Dutchess pursuant to a settlement of penalties and liquidated damages relating to the Company's default on twelve other senior notes issued to Dutchess (see also Note H - "Loans Payable " and Note K - "Related Party Transactions") The note is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at 8% until maturity on January 1, 2012.

The subordinated secured convertible notes totaling $45,301 include interest accrued thereon of $301 is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia (see Note K - "Related Party Transactions") and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $208,727 include interest accrued thereon of $53,727, were secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia (see Note K - "Related Party Transactions") totaling $45,301 including interest thereon of $301. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have he right to force conversion of the note at the conversion price. The remaining senior convertible notes ($163,426, incuding interest thereon of $53,426) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note P - "Restructuring", Amendments to the Intercreditor Agreement).

K.  RELATED PARTY TRANSACTIONS

The Arabia Letter Agreement

On April 30, 2008, Naturewell Incorporated (the "Company") entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia agreed to cancel all debt owed to him by the Company as of the Effective Date of the Agreement totaling $786,621 and to also terminate his employment contract dated July 1, 2004. The Agreement replaced all previous agreements and understanding between the Company and Mr. Arabia up to its Effective Date. As part of the Agreement the Company agreed to pay to Mr. Arabia $750,000 as full and final settlement of unreimbursed business expenses and other unreimbursed expenses related to loans, refinancings and debt incurred by Arabia for the benefit of the Company, and for unreinbursed medical expenses. The repayment of these expenses was made by issuing to Mr. Arabia the following notes:

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

Under the terms of the Arabia Settlement Agreement the parties agreed to the following:

  That Mr. Arabia would sell to NWNV two notes owned by him and issued by the Company pursuant to the April 30, 2008 Letter Agreement described above; a senior secured note, face value $425,000, and a subordinated secured note, face value $325,000 (the "Arabia Notes"). As payment for his notes, NWNV would issue to Mr. Arabia its own new notes having an aggregate face value of $750,000. Following its acquisition of the Arabia Notes, NWNV would agree to cancel the Arabia Notes as partial consideration for the purchase of essentially all of the Company's assets pursuant to an asset purchase agreement between the Company and NWNV (the "Asset Sale"). The Asset Sale is described below.

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

The closing of the Asset Sale was completed (see Note O - "Disposition of Assets") and the notes owned by FALP were exchanged for 108,835,739 restricted shares of the Company's common stock on May 13, 2008.

The Mandaric Letter Agreement

In a Letter Agreement between the Company, NWNV and Milan Mandaric, the Company agreed to issue to FALP, of which Mr. Mandaric is the sole limited partner and Mr. Arabia is the sole General Partner, 80,000,000 restricted shares of its common stock as an investment banking advisory fee and to issue 10,000,000 restricted shares of its common stock to Mr. Mandaric for entering into the Letter Agreement.

Mr. Mandaric provided a guaranty for the repayment of six senior secured notes issued by the Company having an aggregate face value of $297,500. The Letter Agreement outlines Mr. Mandaric's agreement to allow NWNV to acquire the Mandaric Guaranteed Notes using new notes issued by NWNV, and that such notes issued by NWNV will also be guaranteed by Mr. Mandaric. NWNV agreed to cancel any Mandaric Guaranteed Notes that it did acquire as partial consideration for the purchase of essentially all of the Company's assets pursuant to the Asset Sale described in Note O - "Disposition of Assets". All of the transactions described in the Letter Agreement could only occur upon the closing of the Asset Sale, which occurred on May 9, 2008. The issuance of the 80,000,000 shares to FALP and 10,000,000 shares to Mr. Mandaric was completed on May 13, 2008. Additionally, the Mandaric Guaranteed Notes were acquired by NWNV and have been cancelled effective May 10, 2008.

Dutchess Settlement Agreement

The Company and Dutchess entered into a Settlement Agreement made effective June 15, 2008 for the payment of penalties and liquidated damages on twelve promissory notes that the Company issued to Dutchess (the "Promissory Notes"), all of which are in payment default (see Note H - "Loans Payable "). Pursuant to the Settlement the Company agreed to pay Dutchess $1,700,000 as full and final payment for any and all penalties or liquidated damages due on the Promissory Notes through June 15, 2008 (the "Compromise Payment"). Dutchess agreed to accept the Compromise Payment in the form of a senior secured note for $1,700,000 (see Footnote J - "Notes Payable and Long Term Payables").

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

As of June 30, 2008 the Company maintains a litigation reserve of $126,352 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R "Other Income"). Additionally, the Company is in payment default on an unsecured note totaling $17,559, including interest thereon of $5,589 which accrues interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

At June 30, 2008 the Company has a litigation reserve totaling $126,352 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

M.  STOCK ISSUANCES:

For the year ended June 30, 2008 the Company issued; (i) 90,000,000 restricted shares of common stock for $9,000 of services rendered, (ii) 350,000,000 restricted shares of common stock for payment of an incentive fee valued at $35,000 for Mr. Arabia to enter into the Letter Agreement and Settlement Agreement described in Note K - "Related Party Transactions",  (iii) 388,355,689 restricted shares of common stock to Dutchess, valued at $38,836, representing the remaining balance of  an incentive payment of 397,000,000 restricted shares for making $3,063,500 of loans to the Company,  (iv) 733,877,099 restricted shares of common stock for the retirement of approximately $2,427,678 of debt outstanding, and (v) 282,499,644 shares of common stock for cash proceeds of $101,568.

N.  INCOME TAXES:

As of June 30, 2008, the Company had net operating loss carry-forwards totaling approximately $26,629,764, before any limitations. The carry-forwards expire through 2027.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

O.  DISPOSITION OF ASSETS

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

The assets were sold to NatureWell, Incorporated, a Nevada corporation ("NWNV"), which is a private corporation wholly owned by the Company's Chief Executive Officer, James R. Arabia. The Asset Sale was approved unanimously by the Board of Directors, the shareholders and by both the holders of a majority of the Company's Senior (secured) Debt and the holders of a majority of the Company's Subordinated (secured) Debt pursuant to a procedure outlined in the Intercreditor, Subordination and Standby Agreement dated September 2, 2003, as amended (the "Intercreditor Agreement", see Note P - "Restructuring"), which governs the rights of the Company's secured creditors.

Pursuant to the APA, as consideration for the assets being purchased, NWNV agreed that within ten (10) days following the Closing Date to forgive its right to payment of presently existing obligations totaling $1,087,500 due to NWNV by the Company (the "Consideration"). Such obligations consisted of $750,000 of the Arabia Notes (see Arabia Settlement Agreement, Note K - "Related Party Transactions"), $297,500 of the Mandaric Guaranteed Notes (see Mandaric Letter Agreement, Note K - "Related Party Transactions"), and $40,000 face value of another note that NWNV had the right to acquire from a creditor of the Company. NWNV had the contractual right to acquire the notes listed above and NWNV fulfilled all of the pre-conditions for acquiring such notes as of May 14, 2008, which automatically resulted in the cancellation of such notes and the timely payment of the Consideration under the terms of the APA.

In addition to the Consideration, NWNV also agreed to indemnify the Company against having to pay certain of its remaining debt and obligations (the "Indemnification"). Pursuant to the Indemnification NWNV must pay for all indemnified obligations, if the Company becomes required to pay them subject to certain conditions, up to $340,000, but not before the Company has spent $25,000 itself to repay such indemnified obligations. Pursuant to the APA the obligations subject to the Indemnification totaled approximately $555,453. Of this amount $352,369 are secured notes that are governed by the Intercreditor Agreement, which among other things, prohibits any collection action of any kind by any secured lender without the prior written consent of the holders of a majority of the senior debt, and eliminates any waiver, contained in any loan document relating to such secured debt, of the Company's ability to plead any statute of limitations as a defense against any claim made by a secured lender. The indemnified amount also includes $90,000 face value of secured notes issued to Mr. Arabia (pursuant to the Arabia Letter Agreement, see Note K - "Related Party Transactions"), which accrue interest at the rate of 4% until their maturity on July 1, 2012, and for which the Company has the right to convert into shares of common stock at any time after July 1, 2010 at an average conversion price of $.015 (6,750,000 shares based on the face value of the notes).  In addition to the Consideration and the Indemnification, NWNV also agreed to assume approximately $11,083 of the Company's liabilities.

As a result of its disposition of assets the Company 's financial statements present income statements for consolidated operations that do not include any sales from discontinued operations, but do include the net gain (loss) from discontinued operations. Results for discontinued operations are shown below:

 NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Discontiuned Operations
For the Years Ended June 30, 2008 and 2007

 June 30,
2008

 June 30,
2007

Revenues

Gross Sales

$

339,256

$

285,234

Net Sales

339,256

285,234

Costs and Expenses

Costs of goods sold

49,385

39,992

Selling general & administrative

1,504,274

1,111,906

Marketing & advertising

88,510

368,962

Consulting services

203,741

212,000

Depreciation and amortization

8,150

8,011

Total Costs and Expenses

1,854,060

1,740,871

Loss From Operations

(1,514,804)

(1,455,637)

Other Income & (Expenses)

Gain on disposal of discontinued business

1,612,455

0

Other expense

-

(562)

Bad debt

(2,553)

-

Other income

41,229

66,299

Interest income

-

1,893

Interest expense

(818,937)

(912,301)

Total Other Income & (Expenses)

832,194

(844,671)

Income (Loss) from discontinued continuing operations before income tax

(682,610)

(2,300,308)

Provision for Income Taxes

-

-

Net Income (Loss) from discontinued continuing operations

$

(682,610)

$

(2,300,308)

P.  RESTRUCTURING

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

The Company's Chief Executive Officer, James R. Arabia, as holder of both Senior Debt and Subordinated Debt, voted for passage of the amendments. Mr. Arabia also voted for passage of the amendments in his capacity as general partner of a limited partnership that holds Senior Debt issued by the Company. Timothy R. Scott, a director for the Company at the time of the amendments, in his capacity as president of a corporation holding Senior Debt issued by the Company, also voted for passage of the amendments.

It is likely that the Company will attempt to negotiate debt for equity swaps with certain defaulted creditors, which could lead to the issuance of additional substantial amounts of common stock and substantial dilution of then-existing shareholders. There can be no assurance that any of the Company's secured creditors will accept equity in exchange for their debt.

Investment Agreement with Dutchess Private Equities Fund

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

On May 5, 2006 the SEC declared the Registration Statement effective for the shares underlying the Investment Agreement thereby entitling the Company to request that Dutchess purchase its common stock as outlined in the Agreement. The amount the Company may request from each purchase ("Puts"), shall be equal to, at its election, either (i) $150,000 or; (ii) 200% of the average daily volume (U.S. market only) ("ADV") of the Company's common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the 3 daily closing bid prices immediately preceding the put date. The Company may tender a Put to Dutchess as often as once every 7 days and the put date shall be the date that Dutchess receives a put notice of a draw down by the Company. The purchase price shall be set at 95% of the lowest closing highest posted bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put date. As of June 30, 2008 the Company had tendered sixty-six (66) Puts to Dutchess, which in the aggregate, resulted in the sale of 697,875,889 shares of registered stock and net proceeds to the Company of $679,491. The Company has not tendered any Puts to Dutchess since November 23, 2007.

Q.  GOING CONCERN:

Currently the Company is a shell company as defined under Rule 12b-2 of the Exchange Act and has no operating business. The Company requires capital to comply with its reporting requirements under the Act and also has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Consequently, the Company will likely need to raise additional capital to meet its reporting requirements and to defend, when necessary, against creditors that attempt to collect on their debt. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company's plan to address its going concern issues is to locate a viable operating business to acquire or merge with, however, there can be no assurance that the Company will be able to consummate such a transaction, or that if a transaction is completed that it would be on terms that are favorable to the then-shareholders.

R.  EXTRAORDINARY GAIN AND OTHER INCOME:

For the fiscal year ending June 30, 2007 the Company recognized other income comprised entirely of the extinguishment of debt that the Company wrote off due to the fact that the statute of limitations had expired for the parties to take legal action to collect on such debt. In fiscal year ending June 30, 2008 the Company other income and substantial amounts of extraordinary gain, which is primarily comprised of non-recurring transactions as follows:

For the fiscal year ending June 30, 2008 the Company recognized other income of $41,229, which is comprised of various accounts payable which have exceeded the statute of limitations for debt collection and therefore written off by the Company and $2,454,287 of extraordinary gain related to the retirement of debt at a discount to its carrying value on the Company's balance sheet.

S.  SUBSEQUENT EVENTS.

On August 29, 2008, the Company completed an offering of a $48,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $48,000 and net proceeds of $40,000 after original issue discount. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be interest only on a monthly basis made from available funds beginning on September 1, 2008. No payments have been made on the note as of the date of this report.

On September 12, 2008, the Company completed an offering of a $30,000 principal amount one-year promissory note to Dutchess for aggregate gross proceeds of $25,000 and net proceeds of $25,000 after issuance expenses. This note bears 12% interest. Payments made by the Company in satisfaction of this note shall be interest only on a monthly basis made from available funds beginning on October 1, 2008. No payments have been made on the note as of the date of this report.

Effective September 17, 2008 the Board of Directors of NatureWell, Incorporated (the "Company") authorized the creation of a new Series D convertible preferred stock (the "Series D Preferred Stock") and a new Series E convertible preferred stock (the "Series E Preferred Stock"). In the event that the Series D Preferred Stock or Series E Preferred Stock is issued and subsequently converted, there would be substantial dilution of the current holders of the Company's common stock.

At this time the Company has not issued any shares of either the Series D Preferred Stock or Series E Preferred Stock.

The Series D Preferred Stock

The Company has authorized the issuance of up to 500,000 shares of the Series D Preferred Stock, each share having the rights, privileges and preferences outlined below. The certificate of designation describes such rights, privileges and preferences in detail (the "Certificate of Designation").

  Par value $.01 per share.

  Liquidation preference of $1,000 per share.

  Original issue price of $1,000 per share.

  Senior to common stock and the Series E Preferred Stock.

  Each share is convertible into 800 shares of common stock, provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series D Preferred Stock that the holder seeks to convert.

  Annual cumulative cash dividend of ten percent (10%), paid quarterly.

  At the option of the Company each share is callable at a price of $1,300.

  On any matter for which the shareholders of the Company are entitled to vote, each share of Series D Preferred Stock shall be entitled to cast a number of votes equal to the number of whole shares of Common Stock into which such share of Series D Preferred Stock could then be converted into.

  Without the approval of the holders of at least eighty percent (80%) of the Series D Preferred Stock, the Company shall not, and none of its subsidiaries shall (either directly or by amendment, merger, consolidation, or otherwise) (i) take, or commit to take, any action for which the consent of another series of preferred stock is required (either voting separately as a single class or voting with another series of preferred stock together); (ii) take, or commit to take, any of the actions set forth under "Protective Provisions" on Exhibit A to the Certificate of Designation; or (iii) take, or commit to take, any action for which the separate consent of the Series D Preferred Stock is required by law.

The original issue price of the Series D Preferred shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series D Preferred Stock; provided, however, that there shall be no adjustment for any reverse stock split that occurs in connection with the potential acquisition as more fully described in the certificate of designation.

In addition to those restrictions described in bullet point 8 above, the Series D Preferred Stock designation contains a number of other restrictive covenants and protective provisions which restrict the Company from taking a number of actions without approval of 80% of the holders of the Series D Preferred Stock. The certificate of designation provides details of such restrictive covenants and protective provisions.

The Series E Preferred Stock

  Par value $.01 per share.

  Liquidation preference of $1,000 per share.

  Original issue price of $1,000 per share.

  Senior to common stock, but subordinated to Series D Preferred Stock.

  Each share is convertible into 1,333 shares of common stock, provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series D Preferred Stock that the holder seeks to convert.

  Annual cumulative cash dividend of ten percent (10%), paid quarterly.

  At the option of the Company each share is callable at a price of $1,300.

  On any matter for which the shareholders of the Company are entitled to vote, each share of Series D Preferred Stock shall be entitled to cast a number of votes equal to the number of whole shares of Common Stock into which such share of Series D Preferred Stock could then be converted into.

  Without the approval of the holders of at least eighty percent (80%) of the Series E Preferred Stock, the Company shall not, and none of its subsidiaries shall (either directly or by amendment, merger, consolidation, or otherwise) (i) take, or commit to take, any action for which the consent of another series of preferred stock is required (either voting separately as a single class or voting with another series of preferred stock together); (ii) take, or commit to take, any of the actions set forth under "Protective Provisions" on Exhibit A to the Certificate of Designation; or (iii) take, or commit to take, any action for which the separate consent of the Series E Preferred Stock is required by law.

The original issue price of the Series E Preferred shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series E Preferred Stock; provided, however, that there shall be no adjustment for any reverse stock split that occurs in connection with the potential acquisition as more fully described in the certificate of designation.

In addition to those restrictions described in bullet point 8 above, the Series E Preferred Stock designation contains a number of other restrictive covenants and protective provisions which restrict the Company from taking a number of actions without approval of 80% of the holders of the Series E Preferred Stock. The certificate of designation provides details of such restrictive covenants and protective provisions.

By resolution made effective on September 17, 2008 the Board of Directors' authorized the creation of the Series D Preferred Stock and Series E Preferred Stock pursuant to Article Fourth of the Company's articles of incorporation. As a result of such Board action Article Fourth has effectively been amended by creating two new series of preferred stock.

Article Fourth permits the issuance of preferred shares from time to time in one or more series, with such distinctive serial designations as shall be stated and expressed in the resolution or resolutions providing for the issue of such shares as adopted by the Board of Directors; the Board of Directors is expressly authorized to fix the annual rate or rates of dividends for the particular series, the dividend payment dates for the particular series and the date from which dividends on all shares of such series issued prior to the record date for the first dividend payment date shall be cumulative, the redemption price or prices for the particular series, the voting powers for the particular series, the rights, if any, of holders of the shares of the particular series to convert the same into shares of any other series or class or other securities of the corporation, with any provisions for subsequent adjustment of such conversion rights, the rights, if any, of the particular series to participate in distributions or payments upon liquidation, dissolution or winding up of the corporation, and to classify or reclassify any unissued preferred shares by fixing or altering from time to time any of the foregoing rights, privileges and qualifications.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING WITH FINANCIAL DISCLOSURE.

There have been no changes or disagreements  with our accountants on accounting and financial disclosure.

ITEM 8A(T).  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon this evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the fiscal year.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008 we did maintain effective internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the Annual Report.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

Name

Age

Position

James R. Arabia

51

Chairman, President, and Chief Executive Officer

Robert T. Malasek

40

Chief Financial Officer, Treasurer and Secretary

Douglas H. Leighton.

40

Director

Michael A. Novielli

44

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

DOUGLAS H. LEIGHTON

Mr. Leighton, age 40, is a co-founder and principal of Dutchess Capital Management LLC ("DCM"), which since 1996 had arranged private equity and debt financings for publicly traded-companies. Since 2000, he has overseen the trading, investment due diligence, transaction structure, and risk management of DCM managed Funds and is a member of the firm's Investment Committee.  Mr. Leighton has over 16 years of experience in securities, investment banking and asset management.  In 1990 he received a combined Bachelor of Arts and Bachelor of Science degree in Economics and Finance from the University of Hartford.  Mr. Leighton also is a director of EGPI Firecreek, Inc.

Mr. Leighton is also a director of Dutchess Private Equities Fund, Ltd. ("Dutchess"). Since May 2006 Dutchess has made eleven (12) loans to the Company. All 12 loans are senior secured debt of the Company and are in payment default as of the date of this report.

MICHAEL A. NOVIELLI

Mr. Novielli, age 44, is a co-founder and principal of Dutchess Capital Management, LLC ("DCM"). Since 2000, he has overseen transaction structure, risk management and regulatory compliance for DCM managed funds, including Dutchess Private Equities Fund, LTD., and is a member of the firm's Investment Committee. Mr. Novielli has over 15 years experience in securities, investment banking and asset management including tenure with PaineWebber (now UBS). He received a Bachelor of Science degree in Business from the University of South Florida in 1987. Mr. Novielli is also a director of EGPI Firecreek, Inc. and director and Chairman of Siena Technologies, Inc.  Mr. Novielli is also a director of Dutchess Private Equities Fund, Ltd. ("Dutchess").

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Mr. Novielli is a Class I director, Mr. Arabia is a Class 2 Director and Mr. Leighton is a Class III director.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation

Long-term Compensation

 Name and
Principal Position

 Fiscal
Year

Salary

Bonus

Other

 Stock
Awards

Warrants

 James R. Arabia
Chief Executive Officer

2007

$250,000(1)(2)

-

-

-

-

2006

$250,000(1)(2)

-

-

-

-

2005

250,000(1)(2)

-

-

-

-

 Robert T. Malasek
Former Chief Financial Officer (current CFO as of August 15, 2006)

2007

-

-

$30,000(3)

2006

-

2,500

$31,000(3)

2005

-

-

-

(1)

Accrued but not paid.

(2)

Subsequently waived by Executive.

(3)

Other income earned by Mr. Malasek as an outside consultant to the Company.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

 Realized
Assumed
Rates
of Stock
Appreciation
for
Term 10%($)

 Options
Granted(#)

 Number of
Securities
Underlying
in Fiscal
Year

 Individual
Grants
% if Total
Options
Granted to
Employees
Base
Price($/SH)

 Exercise
or
Expiration
Date

 Potential
Value of
Annual
Price
Option
5%($)

James R. Arabia

(1)

$ -

-

0.0%

$ -

N/A

$ -

Robert T. Malasek

(1)

$ -

-

0.0%

$ -

N/A

$ -

(1)

There were no option grants during the year ending June 30, 2008 or subsequent to year-end.

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

COMPENSATION OF DIRECTORS

Currently, none of the Company's directors receives any compensation for serving on the Board of Directors.

NAME

 FISCAL
YEAR
ISSUED

Director fees

# OF SHARES

 $ VALUE OF
GRANT

Timothy R. Scott, PhD

2007

$5,750

-

-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2008 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address

Common Stock beneficially owned (1)

Percent of Common Stock beneficially owned (1)

 James R. Arabia (2)
c/o NatureWell, Incorporated
110 W C St. Suite 1300
San Diego, CA 92101

555,448,482

22.5%

 Financial Acquisition Partners, LP
325 W. Washington St. #2
San Diego, CA 92103

194,585,739

7.9%

 Douglas H. Leighton (3)
c/o Dutchess Private Equities Fund Ltd.
50 Commonwealth Ave., Ste. 2
Boston, MA 02116

417,875,000

16.9%

 Michael A. Novielli (4)
c/o Dutchess Private Equities Fund, Ltd.
50 Commonwealth Ave., Ste 2
Boston, MA 02216

417,875,000

16.9%

 Dutchess Private Equities Fund, Ltd. (5)
50 Commonwealth Ave., Ste 2
Boston, MA 02216

417,875,000

16.9%

 Robert T Malasek
c/o NatureWell, Inc.
110 W C St. Suite 1300
San Diego, CA 92101

6,348,533

0.3%

All directors and executive officers as a group (five individuals)

979,672,015

39.6%

1.

Applicable percentage ownership is based on 2,467,665,750  shares of common stock outstanding as of June 30, 2008 (which includes 19,000,000 shares of Series A common stock), together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2008 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

2.

Includes the following securities; 6,000,000 shares of common stock underlying two convertible notes owned by Mr. Arabia with a face value of $90,000, 354,862,743 shares of common stock owned by Mr. Arabia and 194,585,739 shares of common stock held by Financial Acquisition Partners, LP ("FALP"), a partnership for which Mr. Arabia is the sole General Partner. Mr. Arabia claims sole investment and voting power with regard to the 194,585,739 shares.

3.

Includes the following shares all of which are owned by Dutchess Private Equities Fund Ltd. of which Mr. Leighton is a director and shares investment and voting power over the shares along with the co-director of the fund,  Michael A. Novielli (see below); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

4.

Includes the following shares all of which are owned by Dutchess Private Equities Fund Ltd. of which Mr. Novielli is a director and shares investment and voting power over the shares along with the co-director of the fund, Douglas H. Leighton (see above); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

5.

Includes 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Arabia Letter Agreement

On April 30, 2008, Naturewell Incorporated (the "Company") entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia agreed to cancel all debt owed to him by the Company as of the Effective Date of the Agreement totaling $786,621 and to also terminate his employment contract dated July 1, 2004. The Agreement replaced all previous agreements and understanding between the Company and Mr. Arabia up to its Effective Date. As part of the Agreement the Company agreed to pay to Mr. Arabia $750,000 as full and final settlement of unreimbursed business expenses and other unreimbursed expenses related to loans, refinancings and debt incurred by Arabia for the benefit of the Company, and for unreinbursed medical expenses. The repayment of these expenses was made by issuing to Mr. Arabia the following notes:

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

The closing of the Asset Sale was completed (see Note O - "Disposition of Assets") and the notes owned by FALP were exchanged for 108,835,739 restricted shares of the Company's common stock on May 13, 2008.

The Mandaric Letter Agreement

In a Letter Agreement between the Company, NWNV and Milan Mandaric, the Company agreed to issue to FALP, of which Mr. Mandaric is the sole limited partner and Mr. Arabia is the sole General Partner, 80,000,000 restricted shares of its common stock as an investment banking advisory fee and to issue 10,000,000 restricted shares of its common stock to Mr. Mandaric for entering into the Letter Agreement.

Mr. Mandaric provided a guaranty for the repayment of six senior secured notes issued by the Company having an aggregate face value of $297,500. The Letter Agreement outlines Mr. Mandaric's agreement to allow NWNV to acquire the Mandaric Guaranteed Notes using new notes issued by NWNV, and that such notes issued by NWNV will also be guaranteed by Mr. Mandaric. NWNV agreed to cancel any Mandaric Guaranteed Notes that it did acquire as partial consideration for the purchase of essentially all of the Company's assets pursuant to the Asset Sale described in Note O - "Disposition of Assets". All of the transactions described in the Letter Agreement could only occur upon the closing of the Asset Sale, which occurred on May 9, 2008. The issuance of the 80,000,000 shares to FALP and 10,000,000 shares to Mr. Mandaric was completed on May 13, 2008. Additionally, the Mandaric Guaranteed Notes were acquired by NWNV and have been cancelled effective May 10, 2008.

Dutchess Settlement

The Company and Dutchess entered into a Settlement Agreement made effective June 15, 2008 for the payment of penalties and liquidated damages on twelve promissory notes that the Company issued to Dutchess (the "Promissory Notes"), all of which are in payment default (see Note H - "Loans Payable "). Pursuant to the Settlement the Company agreed to pay Dutchess $1,700,000 as full and final payment for any and all penalties or liquidated damages due on the Promissory Notes through June 15, 2008 (the "Compromise Payment"). Dutchess agreed to accept the Compromise Payment in the form of a senior secured note for $1,700,000 (see Footnote J - "Notes Payable and Long Term Payables").

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

PREFERRED STOCK

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred stock, owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Financial Footnotes H - "Loans Payable" and K - "Related Party Transactions"). Dutchess is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock.

ITEM 13.  EXHIBITS

(a)

The following documents are filed as part of this report:

1.

Financial Statements, as set forth on the attached index to Financial Statements.

2.

Exhibits, as set forth on the attached Exhibit Index.

EXHIBIT INDEX

 EXHIBIT
NUMBER

DESCRIPTION

10.1*

Arabia Letter Agreement dated as of April 30, 2008

10.2**

Amendments to Intercreditor Agreement.

10.3***

Arabia Settlement Agreement dated as of May 9, 2008.

10.4****

Settlement Agreement with Financial Acquisition Partners, LP dated May 9, 2008.

10.5*****

Asset Purchase Agreement dated as of May 9, 2008.

10.6******

Certificate of Designation for the Series D Preferred Stock.

10.7*******

Certificate of Designation for the Series E Preferred Stock.

10.8

Dutchess Settlement Agreement dated as of June 15, 2008.

23.1

Auditors Consent Letter dated October 20, 2008.

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

*

Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 6, 2008.

**

Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 8, 2008.

***

Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 15, 2008.

****

Incorporated by reference to Exhibit 10.2 to Form 8K filed on May 15, 2008.

*****

Incorporated by reference to Exhibit 10.3 to Form 8K filed on May 15, 2008.

******

Incorporated by reference to Exhibit 10.1 to Form 8K filed on September 23, 2008

*******

Incorporated by reference to Exhibit 10.2 to Form 8K filed on September 23, 2008.

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

2007 - $30,000

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

Date: October 20, 2008

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

October 20, 2008

Title

Date

 /s/   Douglas H. Leighton
Douglas H. Leighton

Director

October 20, 2008

Title

Date

 /s/   Michael A. Novielli
Michael A. Novielli

Director

October 20, 2008