Form 10-Q
period 2008-09-30
NATUREWELL INC
filed 2008-11-19
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2008

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large Accelerated filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 10, 2008 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008	4
	Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (unaudited) and for the period from May 13, 2008 to September 30, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 (unaudited) and for the period from May 13, 2008 to September 30, 2008 (unaudited)	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	21

ITEM 3.	Defaults on Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES	22

	EXHIBITS	23 - 26

-  2 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of September 30, 2008, and the related consolidated statements of operation, and cash flows for the three months ended September 30, 2008 and for the period from May 13, 2008 to September 30, 2008. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
Chang G. Park, CPA

November 14, 2008
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of September 30, 2008	As of June 30, 2008

	(unaudited)

ASSETS

Current Assets
Cash	$32,289	$11,396
Notes Receivable	25,104	-

Total Current Assets	57,393	11,396

TOTAL ASSETS	$57,393	$11,396

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$47,703	$49,227
Accrued litigation costs	126,352	126,352
Loans payable, net debt discount of $27,769 and $49,847 as of September 30, 2008 and June 30, 2008 respectively	3,571,047	3,367,008

Total Current Liabilities	3,745,102	3,542,587

Long-Term Liabilities
Senior secured notes	1,739,981	1,705,589
Senior secured convertible notes	212,478	208,727
Subordinated secured convertible notes	45,758	45,301

Total Long-Term Liabilities	1,998,217	1,959,617

TOTAL LIABILITIES	$5,743,319	$5,502,204

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750 shares issued and outstanding as of September 30, 2008 and June 30, 2008, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2008 and June 30 2008, respectively)	190	190
Additional paid-in capital	21,113,697	21,113,697
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,011,959)	(1,816,842)

Total Stockholders' Deficit	(5,685,925)	(5,490,808)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$57,393	$11,396

See Notes to Consolidated Financial Statements.

-  4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the Three Months Ending September 30, 2008 and 2007
and for the period from May 13, 2008 to September 30, 2008

	September 30,	September 30,	Development Stage May 13, 2008 - September 30,
	2008	2007	2008

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	7,581	-	17,987
Consulting services	10,000	-	20,000

Total Costs and Expenses	17,582	-	37,987

Loss From Operations	(17,582)	-	(37,987)

Other Income & (Expenses)
Other expense	-	-	(1,700,000)
Interest income	104	-	104
Interest expense	(177,639)	-	(274,076)

Total Other Income & (Expenses)	(177,535)	-	(1,973,972)

Net Income from continuing operations	$(195,117)	$-	$(2,011,959)

Discontinued operation
Loss from operations of discontinued business	-	(470,753)	-

Net loss from discontinued operation	(195,117)	(470,753)	(2,011,959)

Net Loss	$(195,117)	$(470,753)	$(2,011,959)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operation	$(0.00)	$(0.00)
Net Income (Loss)	$(0.00)	$(0.00)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	648,026,266

See Notes to Consolidated Financial Statements.

-  5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ending September 30, 2008 and 2007
and for the period from May 13, 2008 to September 30, 2008

	For the years Ended		Development Stage May 13, 2008 -

	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(195,117)	$(470,753)	$(2,011,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	478	-
Accrued interest income	(104)	-	(104)
Depreciation and amortization	-	2,390	-
Loss ondisposal of fixed assets	-	-	-
Debt forgivnes	-	(14,307)	-
Amortization of debt discount	35,078	106,308	95,164
Accrued interest expense	142,560	130,918	178,911
Other expense	-	30,000	1,700,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(783)	-
(Increase) decrease in inventory	-	29,695	-
(Increase) decrease in prepaid expenses	-	20,480	-
Increase (decrease) in due to officers	-	(94,980)	-
Increase (decrease) in accrued expenses	-	8,978	-
Increase (decrease) inaccured litigation costs	-	(2,875)	-
Increase (decrease) in accounts payable	(1,524)	(5,573)	(223)

Net cash provided by (used in) operating activities	(19,107)	(260,024)	(38,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase note receivalbe	(25,000)	-	(25,000)

Net cash provided by (used in) investing activities	(25,000)	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	46,950	-
Payments made on loans payable	-	(46,950)	-
Proceeds from loans payable	65,000	300,000	95,000

Net cash provided by (used in) financing activities	65,000	300,000	95,000

Net increase (decrease) in cash	20,893	39,976	31,789

Cash at beginning of period	11,396	18,536	500

Cash at end of period	$32,289	$58,512	$32,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	-	-	-

Interest paid	-	37,326	-

NON-CASH ACTIVITIES
Notes issued to officer	-	-	-
Stock issued for retirement of debt	-	-	-
Stock issued for services	-	-	-

Total non-cash activities	-	-	-

See Notes to Consolidated Financial Statements.

-  6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2008, and the results of its operations and cash flows for the three-month period ended September 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2008 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the fiscal year ended June 30, 2008.

B.  FORMATION OF SUBSIDIARIES:

NASAL MIST, INC.

The Company owns 91.9% of Nasal Mist ("NMI"), a subsidiary formed by the Company during August 1997, NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

-  7 -

C.  NOTE RECEIVABLE

Note receivable consists of a $25,000, face value, note issued to the Company in exchange for $25,000 in cash. The note is issued by Wine & Culinary Concepts, Inc. ("W&CC"). The note is dated September 16, 2008 and accrues interest at the rate of ten percent (10%) per annum until its maturity on December 31, 2008 at which time all principal and interest accrued thereon shall be due and payable. The note may be forced into converting into the Company's Series E Preferred stock if it is transferred to any person or entity other than the Company and the Company and W&CC have entered into a transaction whereby W&CC becomes a wholly-owned subsidiary of the Company.

D.  INVENTORY:

The Company had no Inventory as of September 30, 2008 and June 30, 2008.

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

The Company was required to compute primary and diluted loss per share amounts for 2008 and 2007 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

-  8 -

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

The Company has no warrants or options outstanding as of September 30, 2008 and June 30, 2008.

In May of 2004 the Company adopted its 2004 Incentive Stock Bonus and Option Plan (the "Plan"). The Plan is intended to advance the interests of the Company by affording to selected employees, directors and consultants, an opportunity for investment in the Company and the incentives inherent in stock ownership in the Company and to provide the Company with a means of attracting, compensating, and retaining the services of selected employees, directors and consultants. It initially allowed for the issuance of 10,000,000 shares of common stock, covered by a Registration Statement on Form S-8, subject to the board's authority to amend the Plan ("S-8 Stock").

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At September 30, 2008, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the three month periods ended September 30, 2008 and 2007.

G.  PREFERRED STOCK:

The Company has outstanding 75 shares of Series C Convertible Preferred Stock (the "Series C Preferred"). Each share of Series C Preferred has a $1,000 liquidation preference, and all 75 shares are owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note I - "Loans Payable" and Note L - "Related Party Transactions"). Pursuant to the terms of the Series C Preferred Certificate of Designation, Dutchess is allowed to cast a vote on all matters that the Company's shareholders are permitted to vote upon, equal to 0.7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (0.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock.

-  9 -

H.  SERIES A COMMON STOCK

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding all of which are owned by Dutchess (see also Note I - "Loans Payable" and Note L - "Related Party Transactions").

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

At September 30, 2008, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.42% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,555,085,789).

I.  LOANS PAYABLE:

Loans payable as of September 30, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008

Loans payable with annual interest varying from 8% to 12% (net of debt discount of $27,769 and $49,847 as of September 30, 2008 and June 30, 2008, respectively)	$ 3,571,047	$ 3,367,008

	$ 3,571,047	$ 3,367,008

Loans payable consist of the following:

(1)	Fourteen promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $3,354,480, in the aggregate, before aggregate original issue discounts of $27,769 as follows:

	(a)	a first senior note for $506,984, including $84,955 interest accrued thereon, maturing on May 16, 2007;
	(b)	a second senior note for $260,220, including interest accrued thereon of $58,720, maturing on August 17, 2007;
	(c)	a third senior note for $481,210, including interest accrued thereon of $78,210, maturing on September 19, 2007;
	(d)	a fourth senior note for $709,419, including interest accrued thereon of $137,418, maturing on December 15, 2007;
	(e)	a fifth senior note for $154,576, including interest thereon of $18,506, maturing on March 20, 2008;
	(f)	a sixth senior note for $167,826, including interest thereon of $ 24,826, maturing on June 1, 2008;
	(g)	a seventh senior note for $166,125, including interest thereon of $ 23,125, maturing on July 2, 2008;
	(h)	a eighth senior note for $164,116,including interest thereon of $ 21,116 maturing on August 8, 2008;
	(i)	a ninth senior note for $161,973, including interest thereon of $ 18,973, maturing on September 17, 2008;
	(j)	a tenth senior note for $160,067, including interest thereon of $ 17,067, maturing on October 24, 2008;
	(k)	a eleventh senior note for $333,574, including interest thereon of $ 21,574, maturing on December 10, 2008;
	(l)	a twelfth senior note for $37,584, including interest thereon of $ 1,584, maturing on May 22, 2009;
	(m)	a thirteenth senior note for $48,428, including interest thereon of $428, maturing on September 3, 2009; and
	(n)	a fourteenth senior note for $30,148, including interest thereon of $ 148, maturing on September 15, 2009.

Under the terms of the fourteen notes, the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the full monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company, however, Dutchess and the Company entered into a Settlement Agreement for the payment of $1,700,000 of penalties and liquidated damages associated with the defaults on the first twelve notes (see also Note K - "Notes Payable and Long Term Payables" and Note L - "Commitments and Contingencies"). Pursuant to an arrangement between Dutchess and the Company, 100% of any proceeds derived from Puts that the Company delivers to Dutchess under its Equity Line of Credit shall be applied against the three notes until such notes are brought current. (see Note Q - "Restructuring").

(2)

Other notes that are in payment default are as follows: (i) one unsecured note totaling $17,913, including interest thereon of $5,961 which accrues interest at the rate of 8% per annum; and (ii) two subordinated secured notes totaling $198,653 including interest thereon of $59,835 which accrue interest at the rate of 8% and 10%. The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted subordinated notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note Q - "Restructuring", Amendments to the Intercreditor Agreement).

J.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge for a period of up to one-year from May 9, 2008. The Company also maintains storage space in El Cajon, California at a cost of $330 per month. Office rent and incidental expense was $1,010 and $19,072 for the periods ended September 30, 2008 and 2007, respectively.

K.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of September 30, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008

Senior Secured Note, with annual interest of 8%	$1,739,981	$1,705,589
Subordinated Secured Convertible Notes, with annual interest of 4% to 8%	45,758	45,301
Senior Secured Convertible Notes, with annual interest of 4% to 8%	212,478	208,727

	$1,998,217	$ 1,959,617

The senior secured note totaling $1,739,981, including interest accrued thereon of $39,981, was issued to Dutchess pursuant to a settlement of penalties and liquidated damages relating to the Company's default on twelve other senior notes issued to Dutchess (see also Note I - "Loans Payable " and Note L - "Related Party Transactions"). The note is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at 8% until maturity on January 1, 2012.

The subordinated secured convertible notes totaling $45,758 includes interest accrued thereon of $758 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia (see Note L - "Related Party Transactions") and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets. This note is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 per share at the option of the holder, however, after July 1, 2010, the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $212,478 include interest accrued thereon of $57,480, were secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia (see Note L - "Related Party Transactions") totaling $45,758 including interest thereon of $758. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 per share at the option of the holder, however, after July 1, 2010 the Company shall have he right to force conversion of the note at the conversion price. The remaining senior convertible notes ($166,722, incuding interest thereon of $56,722) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01 per share. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note Q - "Restructuring", Amendments to the Intercreditor Agreement).

L.  RELATED PARTY TRANSACTIONS

The Arabia Letter Agreement

On April 30, 2008, Naturewell Incorporated (the "Company") entered into a Letter Agreement (the "Agreement") with James R. Arabia, the Company's President and Chief Executive Officer, whereby Mr. Arabia agreed to cancel all debt owed to him by the Company as of the Effective Date of the Agreement totaling $786,621 and to also terminate his employment contract dated July 1, 2004. The Agreement replaced all previous agreements and understanding between the Company and Mr. Arabia up to its Effective Date. As part of the Agreement, the Company agreed to pay to Mr. Arabia $750,000 as full and final settlement of unreimbursed business expenses and other unreimbursed expenses related to loans, refinancings and debt incurred by Arabia for the benefit of the Company, and for unreimbursed medical expenses. The repayment of these expenses was made by issuing to Mr. Arabia the following notes:

•	Senior Secured Note, face value $425,000, dated April 30, 2008, which accrues interest at the rate of 10% until its maturity on July 1, 2009.
•	Subordinated Secured Note, face value $325,000, dated April 30, 2008, which accrues interest at the rate of 10% until its maturity on July 1, 2009.

The Company also agreed to pay Mr. Arabia consideration of $100,000 for agreeing to terminate his employment contract. The payment of this consideration was made by issuing to Mr. Arabia the following:

•

Senior Secured Convertible Note, face value $45,000, dated April 30, 2008, which accrues interest at the rate of 4% until its maturity on July 1, 2012. The Company shall have the right to force the conversion of this note into common stock any time after July 1, 2010 at a conversion price of $.01 per share.

•

Subordinated Secured Convertible Note, face value $45,000, dated April 30, 2008, which accrues interest at the rate of 4% until its maturity on July 1, 2012. The Company shall have the right to force the conversion of this note into common stock any time after July 1, 2010 at a conversion price of $.02 per share.

•	100,000,000 restricted shares of the Company's regular common stock.

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

Under the terms of the Arabia Settlement Agreement the parties agreed to the following:

•

That Mr. Arabia would sell to NWNV two notes owned by him and issued by the Company pursuant to the April 30, 2008 Letter Agreement described above; a senior secured note, face value $425,000, and a subordinated secured note, face value $325,000 (collectively, the "Arabia Notes"). As payment for his notes, NWNV would issue to Mr. Arabia its own new notes having an aggregate face value of $750,000. Following its acquisition of the Arabia Notes, NWNV would agree to cancel the Arabia Notes as partial consideration for the purchase of essentially all of the Company's assets pursuant to an asset purchase agreement between the Company and NWNV (the "Asset Sale"). The Asset Sale is described below in Note P - "Disposition of Assets".

•	That Mr. Arabia would sell to Dutchess the 75 shares of voting-control Series C Convertible Preferred Stock that he owns (see also Note G - "Preferred Stock").
•

That Mr. Arabia would sell to Dutchess the 9,000,000 shares of super-voting Series A Common Stock that he owns, and that he would also cause Financial Acquisition Partners, LP, a limited partnership for which Mr. Arabia is the sole general partner, to sell to Dutchess 10,000,000 shares of the Series A Common Stock that it owns (see also Note H - "Series A Common Stock").

•

The Company would issue to Mr. Arabia 250,000,000 restricted shares of its common stock as an incentive to enter into the Arabia Settlement Agreement (the "Incentive Shares"), which shares would be earned upon the signing of the Arabia Settlement Agreement by the parties.

•

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

•

That FALP would agree to accept 108,835,739 restricted shares of the Company's common stock as full and final settlement of its two senior secured notes and four senior secured convertible notes issued by the Company which have an approximate aggregate balance due of $265,286 as of the effective date of the exchange.

•

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

The closing of the Asset Sale was completed (see Note P - "Disposition of Assets") and the notes owned by FALP were exchanged for 108,835,739 restricted shares of the Company's common stock on May 13, 2008.

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

Mr. Mandaric provided a guaranty for the repayment of six senior secured notes issued by the Company having an aggregate face value of $297,500. The Letter Agreement outlines Mr. Mandaric's agreement to allow NWNV to acquire the Mandaric Guaranteed Notes using new notes issued by NWNV, and that such notes issued by NWNV will also be guaranteed by Mr. Mandaric. NWNV agreed to cancel any Mandaric Guaranteed Notes that it did acquire as partial consideration for the purchase of essentially all of the Company's assets pursuant to the Asset Sale described in Note P - "Disposition of Assets". All of the transactions described in the Letter Agreement could only occur upon the closing of the Asset Sale, which occurred on May 9, 2008. The issuance of the 80,000,000 shares to FALP and 10,000,000 shares to Mr. Mandaric was completed on May 13, 2008. Additionally, the Mandaric Guaranteed Notes were acquired by NWNV and have been cancelled effective May 10, 2008.

Dutchess Settlement Agreement

The Company and Dutchess entered into a Settlement Agreement made effective June 15, 2008 for the payment of penalties and liquidated damages on twelve promissory notes that the Company issued to Dutchess (collectively, the "Promissory Notes"), all of which are in payment default (see Note I - "Loans Payable "). Pursuant to the Settlement, the Company agreed to pay Dutchess $1,700,000 as full and final payment for any and all penalties or liquidated damages due on the Promissory Notes through June 15, 2008 (the "Compromise Payment"). Dutchess agreed to accept the Compromise Payment in the form of a senior secured note for $1,700,000 (see Footnote K - "Notes Payable and Long Term Payables").

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

M.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

As of September 30, 2008, the Company maintains a litigation reserve of $126,352 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Additionally, the Company is in payment default on an unsecured note totaling $17,913, including interest thereon of $5,961 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

At September 30, 2008, the Company has a litigation reserve totaling $126,352 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

N.  STOCK ISSUANCES:

For the period ended September 30, 2008, the Company did not issue shares of its common stock.

O.  INCOME TAXES:

As of September 30, 2008, the Company had net operating loss carry-forwards totaling approximately $26,824,299, before any limitations. The carry-forwards expire through 2027.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards.

P.  DISPOSITION OF ASSETS

On May 9, 2008, the Company completed the sale of essentially all of its assets. Pursuant to the terms of the Asset Purchase Agreement (the "APA"), the Company sold all of its assets with the exception of the following: (i) all contract rights contained in that certain Registration Rights Agreement and that certain Investment Agreement, both dated March 31, 2006 and both by and between the Company and Dutchess Private Equities Fund, LP ("Dutchess"), and (ii) that lease (rental agreement) by and between the Company and A-1 Self Storage located in El Cajon, California, and (iii) $500 cash.

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

Pursuant to the APA, as consideration for the assets being purchased, NWNV agreed that within ten (10) days following the Closing Date to forgive its right to payment of presently existing obligations totaling $1,087,500 due to NWNV by the Company (the "Consideration"). Such obligations consisted of $750,000 of the Arabia Notes (see Arabia Settlement Agreement, Note L - "Related Party Transactions"), $297,500 of the Mandaric Guaranteed Notes (see Mandaric Letter Agreement, Note L - "Related Party Transactions"), and $40,000 face value of another note that NWNV had the right to acquire from a creditor of the Company. NWNV had the contractual right to acquire the notes listed above and NWNV fulfilled all of the pre-conditions for acquiring such notes as of May 14, 2008, which automatically resulted in the cancellation of such notes and the timely payment of the Consideration under the terms of the APA.

In addition to the Consideration, NWNV also agreed to indemnify the Company against having to pay certain of its remaining debt and obligations (the "Indemnification"). Pursuant to the Indemnification NWNV must pay for all indemnified obligations, if the Company becomes required to pay them subject to certain conditions, up to $340,000, but not before the Company has spent $25,000 itself to repay such indemnified obligations. Pursuant to the APA the obligations subject to the Indemnification totaled approximately $555,453. Of this amount $352,369 are secured notes that are governed by the Intercreditor Agreement, which among other things, prohibits any collection action of any kind by any secured lender without the prior written consent of the holders of a majority of the senior debt, and eliminates any waiver, contained in any loan document relating to such secured debt, of the Company's ability to plead any statute of limitations as a defense against any claim made by a secured lender. The indemnified amount also includes $90,000 face value of secured notes issued to Mr. Arabia (pursuant to the Arabia Letter Agreement, see Note L - "Related Party Transactions"), which accrue interest at the rate of 4% until their maturity on July 1, 2012, and for which the Company has the right to convert into shares of common stock at any time after July 1, 2010 at an average conversion price of $.015 (6,750,000 shares based on the face value of the notes). In addition to the Consideration and the Indemnification, NWNV also agreed to assume approximately $11,083 of the Company's liabilities.

Q.  RESTRUCTURING

Amendments to the Intercreditor Agreement

Effective May 2, 2008, four (4) amendments to the Company's Intercreditor, Subordination and Standby Agreement dated September 2, 2003, as amended (the "Intercreditor Agreement") were passed by the holders of a majority of the Company's senior secured debt and the holders of a majority of the Company's subordinated secured debt. All of the Company's senior secured creditors and subordinated secured creditors are parties to the Intercreditor Agreement. The Intercreditor Agreement affects the rights of such creditors as well as the terms of any debt they hold that has been issued by the Company.

R.  GOING CONCERN:

Currently, the Company is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and has no operating business. The Company requires capital to comply with its reporting requirements under the Act and also has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Consequently, the Company will likely need to raise additional capital to meet its reporting requirements and to defend, when necessary, against creditors that attempt to collect on their debt. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company's plan to address its going concern issues is to locate a viable operating business to acquire or merge with, however, there can be no assurance that the Company will be able to consummate such a transaction, or that if a transaction is completed that it would be on terms that are favorable to the then-shareholders.

S.  RECLASSIFICATION OF PRIOR STATEMENT

On May 9, 2008 the Company completed the sale of essentially all of its assets. The Company reclassified all income and expenses to discontinued operations of last year. There were no effects in net loss due to the reclassification.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-Q, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Cautionary Statements and Risk Factors," and elsewhere in this report.

The forward-looking information set forth in this Quarterly Report on Form 10-Q is as of the date of its filing, and we undertake no duty to update this information. Shareholders and prospective investors can find information filed with the Securities and Exchange Commission, which we refer to as the SEC, after the date of the filing of this report at SEC's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors."

Overview

NatureWell, Incorporated (the "Company") is a public company whose common stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The Company is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and has no operating business. Any plan of operations would be developed in conjunction with an acquisition of or merger with an operating company as yet unidentified.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING SEPTEMBER 30, 2007

The Company incurred a net loss of $195,117 for the three-month period ended September 30, 2008, compared with a net loss of $470,753 for the period ended September 30, 2007. This represents a decrease of $ 275,636 or 58.55% from the period ending September 30, 2007. The decrease in net loss is due to the company selling its assets, reducing overhead and being in development stage.

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

At September 30, 2008, the Company had current assets of $57,393, including cash of $32,289 and a note receivable of 25,104.

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

PLAN OF OPERATION

The Company has no ongoing operations and any plan of operations would be developed in conjunction with the transaction of an acquisition of or merger with an operating company as yet unidentified.

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company's capital requirements are unknown except in regard to monies needed to make its filings required by the Securities and Exchange Commission. The Company expects that its current cash on hand along with additional borrowings from Dutchess will be adequate to cover the expenses related to continuing to report as a public company, however, there can be no assurance that Dutchess will be willing to provide such further funding.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

None.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

The Company has 2 consultants/officers (a part-time CEO and part-time CFO) and does not expect to add any new employees over the next twelve months unless an acquisition or merger is completed within that time-frame.

ITEM 3.  QUANTATITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2008 the Company has a litigation reserve totaling $126,352 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the first thirteen of the fourteen notes it has issued to Dutchess (see Note I - "Loans Payable"), which in the aggregate have a total outstanding balance due of $3,324,332 as of September 30, 2008, including interest accrued thereon of $506,502. Dutchess has not exercised or given notice of its intent to exercise any of its rights or remedies pursuant to the terms of the Dutchess Notes, but there can be no assurance that they will not elect to exercise such rights in the future. The Dutchess Notes are senior secured notes, have a lien on virtually all of the Company's assets, and are subject to the terms of the Intercreditor Agreement described herein. The Company currently has not reached a definitive plan on how it will repay the Dutchess notes

Because these creditors are secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time, there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited.

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

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 19, 2008

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	November 19, 2008