Form 10-Q
period 2008-12-31
NATUREWELL INC
filed 2009-02-19
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2008

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

110 West C Street, Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 237-1350

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 10, 2009 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

PART I
ITEM 1.  FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of December 31, 2008, and the related consolidated statements of operation, and cash flows for the six months and three months ended December 31, 2008 and for the period from May 13, 2008 to December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
____________________________

Chang G. Park, CPA

February 10, 2009
San Diego, California

F 1 - 3 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31, 2008	As of June 30, 2008

	(Unaudited)

ASSETS

Current Assets
Cash	$1,208	$11,396
Notes Receivable	50,870	-

Total Current Assets	52,078	11,396

TOTAL ASSETS	$52,078	$11,396

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$51,937	$49,227
Accrued litigation costs	125,102	126,352
Loans payable, net debt discount of $11,153 and $49,847 as of September 30, 2008 June 30, 2008 respectively	3,696,517	3,367,008

Total Current Liabilities	3,873,556	3,542,587

Long-Term Liabilities
Senior secured notes	1,812,195	1,705,589
Senior secured convertible notes	216,240	208,727
Subordinated secured convertible notes	46,211	45,301

Total Long-Term Liabilities	2,074,646	1,959,617

TOTAL LIABILITIES	$5,948,202	$5,502,204

Stockholders' Deficit
Preferred stock, $0.01 par value (Series C; 75 shares issued and outstanding)	1	1
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively)	190	190
Additional paid-in capital	21,113,697	21,113,697
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,222,158)	(1,816,842)

Total Stockholders' Deficit	(5,896,124)	(5,490,808)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$52,078	$11,396

See Notes to Consolidated Financial Statements.

F 2 - 4 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the three Months Ended December 31, 2008 and 2007

	December 31,

	2008	2007

Revenues
Gross Sales	$-	$-

Net Sales	-	-

Costs and Expenses
Selling general & administrative	27,122	-
Consulting services	22,500	-

Total Costs and Expenses	49,622	-

Loss From Operations	(49,622)	-

Other Income & (Expenses)
Debt forgivness	3,056	-
Interest income	766	-
Interest expense	(164,398)	-

Total Other Income & (Expenses)	(160,576)	-

Net Income from continuing operations	(210,198)	-

Discontinued operation
Loss from operations of discontinued business	-	(146,364)

Net loss from discontinued operation	(210,198)	(146,364)

Net Loss	$(210,198)	$(146,364)

Basic and diluted earnings (loss) per share

Continuing operations	$(0.00)	$-

Discontinued operation	-	(0.00)

Net Income (Loss)	$(0.00)	$-

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	648,026,266

See Notes to Consolidated Financial Statements.

F 3 - 5 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended December 31, 2008 and 2007 and for the period from May 13, 2008 to December 31, 2008

	December 31,		Development Stage May 13, 2008 - December 31, 2008

	2008	2007

Revenues
Gross Sales	$-	$-	-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	34,704	-	45,109
Consulting services	32,500	-	42,500

Total Costs and Expenses	67,204	-	87,609

Loss From Operations	(67,204)	-	(87,609)

Other Income & (Expenses)
Other expense	-	-	(1,700,000)
Debt forgivness	3,056		3,056
Interest income	870	-	870
Interest expense	(342,037)	-	(438,474)

Total Other Income & (Expenses)	(338,111)	-	(2,134,548)

Net Income from continuing operations	$(405,315)	$-	$(2,222,157)

Discontinued operation
Loss from operations of discontinued business	-	(617,117)	-

Net loss from discontinued operation	(405,315)	(617,117)	(2,222,157)

Net Loss	$(405,315)	$(617,117)	$(2,222,157)

Basic and diluted earnings (loss) per share

Continuing operations	$(0.00)	$-

Discontinued operation	-	(0.00)

Net Income (Loss)	$(0.00)	$-

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	648,026,266

See Notes to Consolidated Financial Statements.

F 4 - 6 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Six Months Ending December 31, 2008 and 2007 and for the period from May 13, 2008 to December 31, 2008

	For the period Ended December 31,		Development Stage May 13, 2008 - December 31, 2008

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(405,315)	$(617,117)		$(2,222,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	1,953		-
Accrued interest income	(870)	4,779		(870)
Depreciation and amortization	-	(17,162)		-
Loss ondisposal of fixed assets	-	(298,945)		-
Debt forgivnes	(3,056)	197,608		(3,056)
Amortization of debt discount	51,695	268,199		111,781
Accrued interest expense	290,342	-		326,693
Other expense	-			1,700,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	4,220		-
(Increase) decrease in inventory	-	47,092		-
(Increase) decrease in prepaid expenses	-	31,492		-
Increase (decrease) in due to officers	-	(119,114)		-
Increase (decrease) in accrued expenses	-	5,669		-
Increase (decrease) inaccured litigation costs	(1,250)	(4,750)		(1,250)
Increase (decrease) in accounts payable	5,766	(81,987)		7,067

Net cash provided by (used in) operating activities	(62,688)	(578,063)		(81,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase note receivalbe	(50,000)	2,233		(50,000)

Net cash provided by (used in) investing activities	(50,000)	2,233		(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	101,568		-
Payments made on loans payable	-	-		-
Proceeds from loans payable	102,500	494,454		132,500

Net cash provided by (used in) financing activities	102,500	596,022		132,500

Net increase (decrease) in cash	(10,188)	20,192		708

Cash at beginning of period	11,396	18,536		500

Cash at end of period	$1,208	$38,727		$1,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-		$-

Interest paid	$-	$48,494		$-

NON-CASH ACTIVITIES
Reclassified non-current inventory to current inventory	$-	$43,900	$
Stock issued from conversion of convertible notes	-	4,050		-
Extraordinary item	-	300,000		-
Increase the debt discount of short-term loan	13,000	132,000		13,000

Total non-cash activities	$13,000	$479,950		$13,000

See Notes to Consolidated Financial Statements.

F 5 - 7 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2008, and the results of its operations and cash flows for the six-month and three-month period ended December 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2008 filed with the Securities and Exchange Commission.

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

C.  NOTE RECEIVABLE

Note receivable consists of two notes each for $25,000, face value, issued to the Company in exchange for $50,000 in cash. Both notes are issued by Wine & Culinary Concepts, Inc. ("W&CC"). The first note is dated September 16, 2008 and accrues interest at the rate of ten percent (10%) per annum and was scheduled to mature on December 31, 2008 at which time all principal and interest accrued was due and payable. By agreement between the Company and W&CC the maturity on the first note has been extended until December 31, 2009. The second note is dated December 11, 2008 and accrues interest at the rate of ten percent (10%) per annum until its maturity on December 31, 2009 at which time all principal and interest accrued thereon shall be due and payable. Either or both notes may be forced into converting into the Company's Series E Preferred stock if they are transferred to any person or entity other than the Company and the Company and W&CC have entered into a transaction whereby W&CC becomes a wholly-owned subsidiary of the Company.

D.  INVENTORY:

The Company had no Inventory as of December 31, 2008 and June 30, 2008.

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

F 6 - 8 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

The Company has no warrants or options outstanding as of December 31, 2008 and June 30, 2008.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At December 31, 2008, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the three month periods ended December 31, 2008 and 2007.

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

H.  SERIES A COMMON STOCK

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding all of which are owned by Dutchess. Each share of Series A Common Stock shall entitle the holder to cast ten (10) votes for all matters presented to the shareholders for vote, and each share may be converted at the option of the holder into one share of regular Common Stock by surrendering to the Company the certificate or certificates evidencing the shares of Series A Common Stock to be converted together with a written request that the shares be so converted. Holders of regular Common Stock and Series A Common Stock shall vote together as a single class on all matters as to which holders of the class of common stock are entitled to vote, except as may be otherwise required by law.

At December 31, 2008, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.42% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,555,085,789).

F 7 - 9 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

I.  LOANS PAYABLE:

Loans payable as of December 31, 2008 and June 30, 2008 consist of the following:

	December 31, 2008	June 30, 2008

Loans payable with annual interest varying from 8% to 12% (net of debt discount of $11,153 and $49,847 as of December 31, 2008 and June 30, 2008, respectively)	$ 3,696,517	$ 3,367,008

	$ 3,696,517	$ 3,367,008

Loans payable consist of the following:

(1)	Fourteen promissory notes due to Dutchess Private Equities Fund, LP ("Dutchess") totaling $3,474,944, in the aggregate, before aggregate original issue discounts of $11,153 as follows:

	(a)	a first senior note for $522,550, including $100,521, interest accrued thereon, maturing on May 16, 2007;
	(b)	a second senior note for $268,210, including interest accrued thereon of $66,710, maturing on August 17, 2007;
	(c)	a third senior note for $495,985, including interest accrued thereon of $92,984, maturing on September 19, 2007;
	(d)	a fourth senior note for $731,200, including interest accrued thereon of $159,200, maturing on December 15, 2007;
	(e)	a fifth senior note for $159,322, including interest thereon of $23,252, maturing on March 20, 2008;
	(f)	a sixth senior note for $172,979, including interest thereon of $ 29,979, maturing on June 1, 2008;
	(g)	a seventh senior note for $171,225, including interest thereon of $ 28,225, maturing on July 2, 2008;
	(h)	a eighth senior note for $169,155, including interest thereon of $ 26,155 maturing on August 8, 2008;
	(i)	a ninth senior note for $166,946, including interest thereon of $ 23,946, maturing on September 17, 2008;
	(j)	a tenth senior note for $164,982, including interest thereon of $ 21,982, maturing on October 24, 2008;
	(k)	an eleventh senior note for $343,816, including interest thereon of $ 31,816, maturing on December 10, 2008;
	(l)	a twelfth senior note for $38,738, including interest thereon of $ 2,738, maturing on May 22, 2009;
	(m)	a thirteenth senior note for $49,915, including interest thereon of $1,915, maturing on September 3, 2009; and
	(n)	a fourteenth senior note for $31,074, including interest thereon of $1,074, maturing on September 15, 2009.

Under the terms of the fourteen notes, the Company must repay Dutchess in minimum monthly installments of $186,949 and the notes are senior secured debt of the Company, equal in rank with all other senior secured debt. The Company has been unable to make the monthly payments pursuant to the terms of the notes since June of 2006. Dutchess has not initiated any collection action against the Company, however, Dutchess and the Company entered into a Settlement Agreement for the payment of $1,700,000 of penalties and liquidated damages associated with the defaults on the first twelve notes (see also Note K - "Notes Payable and Long Term Payables")..

(2)

Other notes that are in payment default are as follows: (i) one unsecured note totaling $18,269, including interest thereon of $6,316 which accrues interest at the rate of 8% per annum; and (ii) two subordinated secured notes totaling $203,304 including interest thereon of $64,486 which accrue interest at the rate of 8% and 10%. The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. All of the Company's senior and subordinated secured debt is governed by an Intercreditor, Subordination and Standby Agreement, dated September 2, 2003, as amended (the "Intercreditor Agreement"). None of the holders of the defaulted subordinated notes has initiated any collection action against the Company.

J.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge for a period of up to one-year from May 9, 2008. The Company also maintains storage space in El Cajon, California at a cost of $330 per month. Office rent and incidental expense was $1,010 and $19,072 for the periods ended December 31, 2008 and 2007, respectively.

F 8 - 10 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

K.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of December 31, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008

Senior Secured Notes, with annual interest of 8%	$1,812,195	$1,705,589
Subordinated Secured Convertible Notes, with annual interest of 4% to 8%	46,211	45,301
Senior Secured Convertible Notes, with annual interest of 4% to 8%	216,240	208,727

	$2,074,646	$ 1,959,617

The senior secured notes totaling $1,812,195, including interest accrued thereon of $74,695, is comprised of three notes, including one for $1,700,000, face value, issued to Dutchess pursuant to a settlement of penalties and liquidated damages relating to the Company's default on twelve other senior notes issued to Dutchess (see also Note I - "Loans Payable "), a senior secured note for $25,000 issued to Dutchess for cash proceeds of $25,000 and a $12,500 senior secured note issued to Dutchess for cash proceeds of $12,500. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at the rate of 8% until they mature on January 1, 2012.

The subordinated secured convertible notes totaling $46,211 includes interest accrued thereon of $1,211 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets. This note is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 per share at the option of the holder, however, after July 1, 2010, the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $216,240 include interest accrued thereon of $61,240, are secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia totaling $46,211 including interest thereon of $1,211. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 per share at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The remaining senior convertible notes ($170,029, including interest thereon of $60,029) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01 per share. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement.

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

As of December 31, 2008, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Additionally, the Company is in payment default on an unsecured note totaling $18,264, including interest thereon of $6,311 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

At December 31, 2008, the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

F 9 - 11 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

M.  STOCK ISSUANCES:

For the period ended December 31, 2008, the Company did not issue any shares of its common stock.

N.  INCOME TAXES:

As of December 31, 2008, the Company had net operating loss carry-forwards totaling approximately $26,824,299, before any limitations. The carry-forwards expire through 2027.

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

P.  RECLASSIFICATION OF PRIOR STATEMENT

On May 9, 2008 the Company completed the sale of essentially all of its assets. The Company reclassified all income and expenses to discontinued operations of last year. There were no effects in net loss due to the reclassification.

Q.  SUBSEQUENT EVENTS

On January 26, 2009, Naturewell, Incorporated (the "Company") entered into a Settlement Agreement and Mutual General Release (the "Agreement") with its largest senior secured creditor, Dutchess Private Equities Fund, Ltd. ("Dutchess"). The Agreement was made effective as of January 1, 2009. Pursuant to the terms of the Agreement, Dutchess agreed to exchange 17 senior secured notes issued to it by the Company (see Note I - "Loans Payable" and Note K - "Notes Payable and Long term Payables"), for which there was an aggregate remaining balance due, including all accrued and unpaid interest and/or penalties, if any, in the amount of approximately $5,298,139 as of January 1, 2009, for the following: (i) a senior secured note, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company; (ii) a senior secured note, face value $1,883,000, which accrues interest at the rate of eight percent per annum until maturity on January 1, 2011 (at which time all principal and interest accrued thereon are due in full), is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (iii) 3,115 restricted shares of the Company's Series E Convertible Preferred Stock. The Agreement also contains a full mutual general release between the parties and each of their respective affiliated parties.

F 10 - 12 -

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Q.  SUBSEQUENT EVENTS (continued)

Effective January 27, 2009, the Board of Directors of the Company authorized the creation of a new Series F convertible preferred stock (the "Series F Preferred Stock"). At this time, the Company has not issued any shares of the Series F Preferred Stock. In the event that any Series F Preferred Stock is issued and subsequently converted, there would be substantial dilution of the holders of the Company's common stock. The Series F Preferred Stock shall have the rights, privileges and preferences outlined below:

  Par value $.01 per share.

  Liquidation preference of $5.00 per share.

  Senior to the common stock.

  Voting rights equal to 1 vote for each share of Common Stock that the Series F Preferred Stock is entitled to convert into at the time of such vote.

  Each share is convertible into 50,000 shares of common stock, subject to a proportionate adjustment (either up or down) upon the common stock undergoing a reverse split, stock split, reclassification, recapitalization, reduction of capital stock, subdivision or otherwise.

  The Company has the right to require the conversion of the Series F Preferred Stock into common stock at any time prior to January 1, 2011 at the conversion rate that is in effect at that time.

  No annual dividend is required to be paid on the Series F Preferred Stock.

F 11 - 13 -

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING DECEMBER 31, 2008 AS COMPARED TO THE THREE MONTH PERIOD ENDING DECEMBER 31, 2007

The Company incurred a net loss of $210,198 for the three-month period ended December 31, 2008, compared with a net loss of $146,364 for the period ended December 31, 2007. This represents a increase of $ 63,834 or 43.6% from the period ending December 31, 2007. The increase in net loss is due to a reduction in gain from extinguishment of debt.

SIX MONTH PERIOD ENDING DECEMBER 31, 2008 AS COMPARED TO THE SIX MONTH PERIOD ENDING DECEMBER 31, 2007

The Company incurred a net loss of $405,315 for the six-month period ended December 31, 2008, compared with a net loss of $617,117 for the period ended December 31, 2007. This represents a decrease of $211,802 or 34.3% from the period ending December 31, 2007. The decrease in net loss is due to the company selling its assets, reducing overhead and being in development stage.

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

At December 31, 2008, the Company had current assets of $52,078, including cash of $1,208 and a note receivable of 50,870.

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

On November 20, 2008, the Company completed an offering of a $12,500 senior secured note to Dutchess for net proceeds of $12,500 after issuance expenses. This note bears 8% interest and accrues interest until maturity on January 1, 2012 at which time all interest and principal shall be due in full.

On December 17, 2008, the Company completed an offering of a $25,000 senior secured note to Dutchess for net proceeds of $25,000 after issuance expenses. This note bears 8% interest and accrues interest until maturity on January 1, 2012 at which time all interest and principal shall be due in full.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At December 31, 2008 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company was in payment default on the fourteen notes it had issued to Dutchess (see Note I - "Loans Payable"), which in the aggregate have a total outstanding balance due of $3,474,944 as of December 31, 2008, including interest accrued thereon of $610,498. In January Dutchess entered into a settlement agreement whereby the notes were exchanged for new debt and preferred stock (see Note Q - "Subsequent Events").

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

Date: February 19, 2009	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	February 19, 2009

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	February 19, 2009

