Form 10-Q
period 2009-03-31
NATUREWELL INC
filed 2009-05-11
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2009

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 10, 2009 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008	4
	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Operations for the Nine Months Ended March 31, 2009 and 2008 (unaudited) and for the period from May 13, 2008 to March 31, 2009 (unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 (unaudited) and for the period from May 13, 2008 to March 31, 2009 (unaudited)	7
	Notes to Consolidated Financial Statements	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	15

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	15

ITEM 3.	Defaults on Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	16

	SIGNATURES	17

	EXHIBITS	18-21

- 2 -

PART I
ITEM 1.  FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO S. SUITE B • SAN DIEGO • CALIFORNIA 92108 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 764-5480 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of March 31, 2009, and the related consolidated statements of operation, and cash flows for the six months and three months ended March 31, 2009 and for the period from May 13, 2008 to March 31, 2009. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Chang G. Park
____________________________
Chang G. Park, CPA

May 8, 2009
San Diego, California

- F 1 -
- 3 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of March 31, 2009	As of June 30, 2008

	(Unaudited)

ASSETS

Current Assets
Cash	$3	$11,396
Notes Receivable	77,510	-

Total Current Assets	77,513	11,396

TOTAL ASSETS	$77,513	$11,396

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$57,879	$49,227
Accrued litigation costs	125,102	126,352
Loans payable, net debt discount of $ 0 and $49,847as of March 31, 2009 June 30, 2008 respectively	304,738	3,367,008

Total Current Liabilities	487,719	3,542,587

Long-Term Liabilities
Senior secured notes	2,172,460	1,705,589
Senior secured convertible notes	220,102	208,727
Subordinated secured convertible notes	46,673	45,301

Total Long-Term Liabilities	2,439,235	1,959,617

TOTAL LIABILITIES	$2,926,954	$5,502,204

Stockholders' Deficit
Preferred stock, $0.01 par value, Series C; 75 shares issued and outstanding as of March 31, 2009 and June 30, 2008	1	1
Preferred stock, $0.01 par value, Series E; 3,115 shares and zero shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	31	-
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively)	24,486	24,486
Common stock, Series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively)	190	190
Additional paid-in capital	24,217,804	21,113,697
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,279,614)	(1,816,842)

Total Stockholders' Deficit	(2,849,441)	(5,490,808)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$77,513	$11,396

See Notes to Consolidated Financial Statements.

- F 2 -
- 4 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the three Months Ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Revenues
Gross Sales	$-	$-

Net Sales	-	-

Costs and Expenses
Selling general & administrative	7,146	-
Consulting services	-	-

Total Costs and Expenses	7,146	-

Loss From Operations	(7,146)	-

Other Income & (Expenses)
Other expense	-
Debt forgivness	-	-
Interest income	1,640	-
Interest expense	(51,951)	-

Total Other Income & (Expenses)	(50,312)	-

Net Income from continuing operations	(57,458)	-

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	(338,960)

Net loss from discontinued operation	(57,458)	(338,960)

Net Loss	$(57,458)	$(338,960)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.00)	$-
Discontinued operation	$-	$(0.00)
Net Income (Loss)	$(0.00)	$-

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	973,667,510

See Notes to Consolidated Financial Statements.

- F 3 -
- 5 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended March 31, 2009 and 2008 and for the period from May 13, 2008 to March 31, 2009

	March 31, 2009	March 31, 2008	Development Stage May 13, 2008 - March 31, 2009

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	41,850	-	52,255
Consulting services	32,500	-	42,500

Total Costs and Expenses	74,350	-	94,755

Loss From Operations	(74,350)	-	(94,755)

Other Income & (Expenses)
Other expense	-	-	(1,700,000)
Debt forgivness	3,056		3,056
Interest income	2,510	-	2,510
Interest expense	(393,988)	-	(490,425)

Total Other Income & (Expenses)	(388,422)	-	(2,184,859)

Net Income from continuing operations	(462,772)	-	(2,279,614)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	178,390	-

Net loss from discontinued operation	(462,772)	178,390	(2,279,614)

Net Loss	$(462,772)	$178,390	$(2,279,614)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.00)	$-
Discontinued operation	$-	$0.00
Net Income (Loss)	$(0.00)	$0.00

Basic earnings (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	2,448,665,750	813,426,800

See Notes to Consolidated Financial Statements.

- F 4 -
- 6 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended March 31, 2009 and 2008 and for the period from May 13, 2008 to March 31, 2009

	For the period Ended March 31,		Development Stage May 13, 2008 - March 31, 2009

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(462,772)	$178,390		$(2,279,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	2,553		-
Accrued interest income	(2,510)	-		(2,510)
Depreciation and amortization	-	7,148		-
Loss on disposal of fixed assets	-	136		-
Debt forgiveness	-	(28,979)		-
Extraordinary item		(1,433,412)
Amortization of debt discount	51,695	259,667		111,781
Accrued interest expense	342,292	409,082		378,643
Other expense	-			1,700,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(4,499)		-
(Increase) decrease in inventory	-	67,170		-
(Increase) decrease in prepaid expenses	-	30,729		-
Increase (decrease) in due to officers	-	(87,905)		-
Increase (decrease) in accrued expenses	-	11,795		-
Increase (decrease) inaccured litigation costs	(1,250)	(649)		(1,250)
Increase (decrease) in accounts payable	8,652	(85,591)		9,953

Net cash provided by (used in) operating activities	(63,893)	(674,365)		(82,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales		200
Increase note receivalbe	(75,000)	1,153		(75,000)

Net cash provided by (used in) investing activities	(75,000)	1,353		(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	101,567		-
Payments made on loans payable	-	(114,567)		-
Proceeds from loans payable	127,500	686,021		157,500

Net cash provided by (used in) financing activities	127,500	673,021		157,500

Net increase (decrease) in cash	(11,393)	9		(497)

Cash at beginning of period	11,396	18,536		500

Cash at end of period	$3	$18,545		$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-		$-

Interest paid	$-	$48,494		$-

NON-CASH ACTIVITIES
Reclassified non-current inventory to current inventory	$-	$207,145	$
Reclassified long-term loan to short-term loan	141,754	32,517		141,754
Stock issued from conversion of convertible notes	-	11,632		-
Notes payable for settlement of notes	2,183,000			2,183,000
Preferred stock issuance for settlement of notes payable	3,104,139	-		3,104,139

Total non-cash activities	$5,428,893	$251,294		$5,428,893

See Notes to Consolidated Financial Statements.

- F 5 -
- 7 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2009, and the results of its operations and cash flows for the nine-month and three-month period ended March 31, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-KSB registration report for the period ending June 30, 2008 filed with the Securities and Exchange Commission.

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

C.  NOTE RECEIVABLE

Note receivable consists of three notes each for $25,000, face value, issued to the Company in exchange for $75,000 in cash. All three notes are issued by Wine & Culinary Concepts, Inc. ("W&CC"). The first note is dated September 16, 2008 and accrues interest at the rate of ten percent (10%) per annum and was scheduled to mature on December 31, 2008 at which time all principal and interest accrued was due and payable. By agreement between the Company and W&CC the maturity on the first note has been extended until December 31, 2009. The second note is dated December 11, 2008 and accrues interest at the rate of ten percent (10%) per annum until its maturity on December 31, 2009 at which time all principal and interest accrued thereon shall be due and payable. The third note is dated February 6, 2009 and accrues interest at the rate of ten percent (10%) per annum until its maturity on December 31, 2009 at which time all principal and interest accrued thereon shall be due and payable. Each or all of the notes may be forced into converting into the Company's Series E Preferred stock if they are transferred to any person or entity other than the Company and the Company and W&CC have entered into a transaction whereby W&CC becomes a wholly-owned subsidiary of the Company.

D.  INVENTORY:

The Company had no Inventory as of March 31, 2009 and June 30, 2008.

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

The Company was required to compute primary and diluted loss per share amounts for 2009 and 2008 pursuant to SFAS 128. Since the Company and its subsidiaries had losses applicable to common stock, the assumed effects of the exercise of outstanding warrants and stock options were anti-dilutive and, accordingly, dilutive per share amounts are the same as basic earnings (loss) per share.

- F 6 -
- 8 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

The Company has no warrants or options outstanding as of March 31, 2009 and June 30, 2008.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At March 31, 2009, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the nine month periods ended March 31, 2009 and 2008.

G.  PREFERRED STOCK:

The Company has outstanding 75 shares of Series C Convertible Preferred Stock (the "Series C Preferred"). Each share of Series C Preferred has a $1,000 liquidation preference, and all 75 shares are owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note I - "Loans Payable" and Note Q - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series C Preferred, Dutchess is allowed to cast a vote on all matters that the Company's shareholders are permitted to vote upon, equal to 0.7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (0.7% X 75 shares = 52.5% of total vote). Each share of Series C Preferred is convertible into 25,000 shares of the Company's common stock (1,875,000 total).

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,155 shares are owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note I - "Loans Payable" and Note Q - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into.

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

At March 31, 2009, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

- F 7 -
- 9 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

I.  LOANS PAYABLE:

Loans payable as of March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008

Loans payable with annual interest varying from 6% to 10% (net of debt discount of $0 and $49,847 as of March 31, 2009 and June 30, 2008, respectively)	$ 304,738	$ 3,367,008

	$ 304,738	$ 3,367,008

Loans payable consist of the following:

(1)

The current portion ($78,000) of a senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Note Q - "Related Party Transactions" and Note K - "Notes Payable and Long term Payables").

(2)

Other notes that are in payment default are as follows: (i) one unsecured note totaling $18,634, including interest thereon of $6,682 which accrues interest at the rate of 8% per annum; and (ii) two subordinated secured notes totaling $208,104 including interest thereon of $69,286 which accrue interest at the rate of 8% and 10%. The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. All of the Company's senior and subordinated secured debt is governed by an Intercreditor, Subordination and Standby Agreement, dated September 2, 2003, as amended (the "Intercreditor Agreement"). None of the holders of the defaulted subordinated notes has initiated any collection action against the Company (see also Note Q - "Related Party Transactions").

J.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge for a period of up to one-year from May 9, 2008. The Company also maintains storage space in El Cajon, California at a cost of $330 per month. Office rent and incidental expense was $1,010 and $19,072 for the periods ended March 31, 2009 and 2008, respectively.

- F 8 -
- 10 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

K.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008

Senior Secured Notes, with annual interest of 8%	2,172,460	$1,705,589
Subordinated Secured Convertible Notes, with annual interest of 4% to 8%	46,674	45,301
Senior Secured Convertible Notes, with annual interest of 4% to 8%	220,102	208,727

	2,439,235	$ 1,959,617

The senior secured notes totaling $2,172,460, including interest accrued thereon of $42,460, is comprised of five notes, including (i) $222,000 of a senior secured note, face value $300,000 (the current portion of this note is $78,000 and is recorded under loans payable - See Note I), which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company, (ii) a senior secured note, face value $1,883,000, which accrues interest at the rate of eight percent per annum until maturity on January 1, 2011 (at which time all principal and interest accrued thereon are due in full), is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company, (iii) two senior secured note for $25,000 issued to Dutchess for cash proceeds of $25,000 each and a $12,500 senior secured note issued to Dutchess for cash proceeds of $12,500. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at the rate of 8% until they mature on January 1, 2012 (see also Note Q - "Related Party Transactions").

The subordinated secured convertible notes totaling $46,674 includes interest accrued thereon of $1,674 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets. This note is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 per share at the option of the holder, however, after July 1, 2010, the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $220,102 include interest accrued thereon of $65,103, are secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia totaling $46,674 including interest thereon of $1,674. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 per share at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The remaining senior convertible notes ($173,428, including interest thereon of $63,429) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01 per share. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement.

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $18,634, including interest thereon of $6,682 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of March 31, 2009, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

- F 9 -
- 11 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

M.  STOCK ISSUANCES:

For the period ended March 31, 2009, the Company issued 3,115 Series E Convertible Preferred Stock pursuant to a Settlement Agreement and Mutual General Release between the Company and Dutchess Private Equities Fund, Ltd. (See Note Q - "Related Party Transactions").

N.  INCOME TAXES:

As of March 31, 2009, the Company had net operating loss carry-forwards totaling approximately $27,138,434, before any limitations. The carry-forwards expire through 2027.

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

Q. RELATED PARTY TRANSACTIONS

On January 26, 2009 the Company entered into a Settlement Agreement and Mutual General Release (the "Agreement") with Dutchess Private Equities Fund, Ltd., its largest senior secured creditor. The Agreement was made effective as of January 1, 2009. Pursuant to the terms of the Agreement, Dutchess agreed to exchange seventeen (17) senior secured notes issued to it by the Company, for which there was an aggregate remaining balance due, including all accrued and unpaid interest and/or penalties, if any, in the amount of approximately $5,298,139 as of January 1, 2009, for the following; (i) A senior secured note, face value $300,000, which matures on January 1, 2012, pays interest of six percent (6%) per annum and requires minimum monthly payments of $6,000 beginning on March 1, 2009. The $300,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (ii) A senior secured note, face value $1,883,000, which accrues interest at the rate of eight percent (8%) per annum until maturity on January 1, 2011, at which time all principal and interest accrued thereon are due in full. The $1,883,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (iii) 3,115 restricted shares of the Company's Series E Convertible Preferred Stock (see also Note I - "Loans Payable" and Note K - "Notes Payable and Long Term Payables"). Two of the Company's three directors, Michael A. Novielli and Douglas H. Leighton, are also directors of Dutchess Private Equities Fund, Ltd.

The Agreement also contains a full mutual general release between the parties and each of their respective Affiliated Parties.

- F 10 -
- 12 -

INDEX

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING MARCH 31, 2009 AS COMPARED TO THE THREE MONTH PERIOD ENDING MARCH 31, 2008

The Company incurred a net loss of $57,458 for the three-month period ended March 31, 2009, compared with a net loss of $338,960 for the period ended March 31, 2008. This represents a decrease of $ 281,502 or 83.0% from the period ending March 31, 2008. The decrease in net loss is primarily due to a reduction in costs and expenses as a result of the Company discontinuing its operations and a reduction in interest expense due to the reduction of debt.

INDEX

NINE MONTH PERIOD ENDING MARCH 31, 2009 AS COMPARED TO THE NINE MONTH PERIOD ENDING MARCH 31, 2008

The Company incurred a net loss of $462,772 for the nine-month period ended March 31, 2009, compared with net income of $178,390 for the period ended March 31, 2008. This represents an increase of $641,162 or 359.4% from the period ending March 31, 2008. The increase in net loss is due to a reduction in gain from extinguishment of debt.

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

At March 31, 2009, the Company had current assets of $77,513, including cash of $3 and a note receivable of 77,510.

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

On February 5, 2009, the Company completed an offering of a $25,000 senior secured note to Dutchess for net proceeds of $25,000 after issuance expenses. This note bears 8% interest and accrues interest until maturity on January 1, 2012 at which time all interest and principal shall be due in full.

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

INDEX

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2009 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Settlement Agreement and Mutual General Release described in Financial Footnote Q ("Related Party Transactions"), the Company issued 3,115 restricted shares of its Series E Convertible Preferred Stock to Dutchess Private Equities Fund, Ltd. in exchange for $3,115,000 of debt owed to Dutchess.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company (see also Footnote I - "Loans Payable" and Footnote K - "Notes Payable and Long Term Payables"). The Company did not make the required March 1, 2009 payment on the note, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

INDEX

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

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2008, Form 8K filed on September 23, 2008 and Form 8K filed on January 29, 2009.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2009	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 11, 2009

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	May 11, 2009

INDEX