Form 10-K
period 2009-06-30
NATUREWELL INC
filed 2009-12-04
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

110 West C St., Suite 1300, San Diego, California 92101 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (619) 237-1350

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [X] YES [ ] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES   [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] YES [ ] NO

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2008 the aggregate market value was $149,577.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 4, 2009 the Company had issued and outstanding 2,448,665,750 shares of regular common stock and 19,000,000 shares of Series A Common Stock.

Documents incorporated by reference and parts of Form 10-K into which incorporated: None.

Table of Contents

Part I
Item	1.	Business	3
Item	1A.	Risk Factors	4
Item	2.	Properties	9
Item	3.	Legal Proceedings	9
Item	4.	Submission of Matters to a Vote of Security Holders	9
Part II
Item	5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities	9
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item	8.	Financial Statements	13
Item	9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item	9A(T).	Controls and Procedures	31
Item	9B.	Other Information	32
Part III
Item	10.	Directors, Executive Officers and Corporate Governance	32
Item	11.	Executive Compensation	33
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item	13.	Certain Relationships and Related Transactions	36
Item	14.	Principal Accounting Fees and Services	39
Part IV
Item	15.	Exhibits, Financial Statement Schedules	40
Signatures			41

<toc>

THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

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

PART I

Item 1.  BUSINESS

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

<toc>

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

Item 1A.  RISK FACTORS

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

<toc>

As described above, the forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to the following: the Company's lack of operating history and the uncertainty of profitability; the Company's ability to obtain capital, which is critical to its future existence, and if able to obtain capital it can do so on terms that are advantageous or desirable to current shareholders and/or stakeholders of the Company; the Company's ability to locate an acquisition or merger candidate under terms that it finds favorable; changes in or failure to comply with governmental regulation; the Company's dependence on key employees; and general economic and business conditions and other factors referenced in this report. Accordingly, any investment in the Company's common stock hereby involves a high degree of risk. In addition to the other information contained in this Form 10-K, the Company's business should be considered carefully before purchasing any of the securities of the Company. In addition to other information contained in this report, prospective investors should carefully consider the following factors before purchasing securities of the Company. Prospective investors are cautioned that the statements in this Section that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in "Risk Factors," "Business," and elsewhere in this report.

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

<toc>

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2009 financial statements, our auditors expressed doubt as to our ability to continue as a going concern. Currently, the Company has no sales as a result of the disposition of its assets. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from previous operations. These factors, as well as the risks associated with the Company being able to consummate an acquisition of or merger with an operating business and raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

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

<toc>

Risk Factors Relating To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2009 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse affect on the Company's financial position, results of operations or cash flows. Unsecured creditors are comprised of a number of creditors owed amounts of less than $10,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That are in Default

As of June 30, 2009, the Company was in payment default on the following secured notes; (i) one senior secured note issued to Dutchess totaling $309,068, (ii) other senior secured notes totaling $176,898 and (iii) subordinated secured notes totaling $213,019.

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

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the ticker symbol NAWL. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcement of an acquisition or merger, if any, announcements relating to strategic relationships, government regulatory actions, general conditions in overall market conditions and other unforeseen factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market for penny stocks in general, has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of penny stock securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

<toc>

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2008 to June 30, 2009, the closing price for the shares of the Company's stock on the OTC Bulletin Board ranged from $0.0001 to $0.0001 This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of June 30, 2009, the Company had outstanding approximately 1,658,544,638 shares of common stock and 19,000,000 shares of Series A common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. The SEC recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

<toc>

Item 2.  PROPERTIES

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by NWNV at no charge on a month to month basis. The Company also maintains storage space in El Cajon, California at a cost of $340 per month.

Item 3.  LEGAL PROCEEDINGS

At June 30, 2009 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2009, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW

Fiscal Year 2006:
First Quarter	0.0060	0.0016
Second Quarter	0.0030	0.0008
Third Quarter	0.0031	0.0007
Fourth Quarter	0.0020	0.0010

Fiscal Year 2007:
First Quarter	0.0011	0.0005
Second Quarter	0.0006	0.0001
Third Quarter	0.0002	0.0001
Forth Quarter	0.0001	0.0001

Fiscal Year 2008:
First Quarter	0.0001	0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0001	0.0001

<toc>

Recent Sales of Unregistered Securities

In January of 2009 the Company issued (i) 3,115 restricted shares of its Series E Convertible Preferred Stock to Dutchess Private Equities Fund, Ltd. ("Dutchess") as settlement of $3,104,139 of senior secured debt held by Dutchess, (ii) a senior secured note, face value $1,883,000, to Dutchess in exchange for $1,883,000 of senior secured debt held by Dutchess (see Footnote J - "Notes Payable and Long Term Payables"), and (iii) a senior secured note, face value $300,000 in exchange for $300,000of senior secured debt held by Dutchess (see Note H - "Loans Payable").

In February of 2009 the Company issued a senior secured note to Dutchess, face value $25,000, in exchange for proceeds of $25,000. This note accrues interest at the rate of 8% until maturity on January 1, 2012.

In May of 2009 the Company issued a senior secured note to Dutchess, face value $15,000, in exchange for proceeds of $15,000. This note accrues interest at the rate of 8% until maturity on January 1, 2012.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

<toc>

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO THE CORRESPONDING PERIOD IN 2008.

The Company experienced a net loss of $523,837 for the twelve-month period ended June 30, 2009, compared with a net loss of $45,165 for the same period ended June 30, 2008. This represents an increase of $478,672 or 1059.82% from the prior year. The increase in net loss is primarily attributable to a decrease in extraordinary income related to retirement of debt at a discount to its carrying value on the Company's balance sheet.

Consulting fees totaled $37,550 for the year ended June 30, 2009, compared with $10,000 for the same period ending June 30, 2008. This represents a increase of $27,550 from the prior year or 275.50%. The increase is due to additional need of consultants to assist the Company in the preparation of its filings. General and administrative expenses incurred by the Company were $47,865 for the year ended June 30, 2009, compared with $10,405 for the same period ended June 30, 2008. This represents an increase of $37,460 from the prior year due to the fact that there were $1,540,274 of general and administrative expenses for the year ended June 30, 2008 that were included in general and administrative expenses for discontinued operations.

DISCONTINUED OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2008 (ELEVEN-MONTHS)

For the fiscal year ended June 30, 2008 the Company's discontinued operations had gross sales totaling $339,256.

The Company experienced a net loss from discontinued operations of $682,610 for the period ended June 30, 2008.

The Company had a gross profit margin of 85.4% or $289,871 for the year ended June 30, 2008 and the Company's cost of products sold for the year ended June 30, 2008 was $49,385.

For the year ended June 30, 2008, consulting fees totaled $203,741;marketing and advertising costs totaled $88,510 and selling, general and administrative expenses incurred by the Company were $1,504,274.

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

At June 30, 2009 and 2008, the Company had current assets of $79,888 and $11,396, respectively, including cash of $441 and $11,396. The report of the Company's independent auditors on the financial statements for the fiscal year ended June 30, 2009, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with consummating a business acquisition or merger.

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

<toc>

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

<toc>

Item 8.   FINANCIAL STATEMENTS

<toc>

REPORT OF INDEPENDENT ACCOUNTANT

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO, CALIFORNIA 92108 t
t DIRECT (858) 722-5953 t FAX (858) 761-0341
t E-MAIL changgpark@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated and subsidiaries
(A Development Stage company)

We have audited the accompanying consolidated balance sheets of Naturewell, Incorporated and subsidiaries (the "Company") as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Naturewell, Incorporated and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/Chang Park, CPA
CHANG G. PARK, CPA

October 2, 2009, except for Note S, as to which the date is December 2, 2009

San Diego, CA. 92108

2667 Camino Del Rio South Plaza B, San Diego, CA 92108
Tel: (858) 722-5953	Fax: (858) 764-5480

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of June30, 2009	As of June 30, 2008

ASSETS

Current Assets
Cash	$441	$11,396
Notes Receivable	79,447	-

Total Current Assets	79,888	11,396

TOTAL ASSETS	$79,888	$11,396

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$55,336	$49,227
Accrued litigation costs	125,102	126,352
Loans payable, net debt discount of $ 0 and $49,847 as of June 30, 2009 and June 30, 2008 respectively	328,026	3,367,008

Total Current Liabilities	508,464	3,542,587

Long-Term Liabilities
Senior secured notes	2,213,128	1,705,589
Senior secured convertible notes	224,038	208,727
Subordinated secured convertible notes	47,140	45,301

Total Long-Term Liabilities	2,484,306	1,959,617

TOTAL LIABILITIES	$2,992,770	$5,502,204

Stockholders' Deficit
Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding as of March 31, 2009 and June 30, 2008	1	1
Series E; 3,115 shares and zero shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	31	-
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively)	190	190
Additional paid-in capital	24,217,804	21,113,697
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,343,054)	(1,816,842)

Total Stockholders' Deficit	(2,912,881)	(5,490,808)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$79,888	$11,396

See Notes to Consolidated Financial Statements.

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Operations For the Years Ended June 30, 2009 and 2008 and for the period from May 13, 2008 to June 30, 2009

	June 30, 2009	June 30, 2008	Development Stage May 13, 2008 - June 30, 2009

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	50,240	10,405	60,645
Consulting services	37,550	10,000	47,550

Total Costs and Expenses	87,790	20,405	108,195

Loss From Operations	(87,790)	(20,405)	(108,195)

Other Income & (Expenses)
Other expense	-	(1,700,000)	(1,700,000)
Debt forgiveness	3,056	-	3,056
Interest income	5,867	-	5,867
Interest expense	(447,345)	(96,437)	(543,782)

Total Other Income & (Expenses)	(438,422)	(1,796,437)	(2,234,859)

Net Income from continuing operations	(526,212)	(1,816,842)	(2,343,054)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	(682,610)	-

Loss before extraordinary item		(2,499,452)	(2,343,054)

Extraordinary item	-	2,454,287

Net Loss	$(526,212)	$(45,165)	$(2,343,054)

Basic and diluted earnings (loss) per share

Continuing operations	$(0.00)	$(0.00)

Discontinued operation	$-	$(0.00)

Net Income (Loss)	$(0.00)	$(0.00)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	1,070,402,980

See Notes to Consolidated Financial Statements.

<toc>

NATUREWELL INCORPORATED AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders' Equity For the Years Ended June 30, 2009 and 2008

	Common Stock	Common Stock Amount	Series A Common Stock	Additional Paid-in Capital	Unearned Compensation & Officers Notes Receivable	Preferred Stock	Accumulated Deficit During Development Stage	Accumulated Deficit	Total

Balance, June 30, 2007	603,933,318	6,039	190	20,873,397	-	1	-	(26,584,017)	(5,704,390)

Shares issued for cash	282,499,644	2,825		98,742					101,567

Shares issued for conversion	733,877,099	7,339		67,006					74,345

Shares issued for compensation	828,355,689	8,284		74,552					82,836

Net income from July 1, 2007 to May 12, 2008								1,771,677	1,771,677

Net loss from May 13 to June 30, 2008							(1,816,842)	0	(1,816,842)

Balance, June 30, 2008	2,448,665,750	24,486	190	21,113,697	-	1	(1,816,842)	(24,812,340)	(5,490,808)

Preferred Stock Series E				3,104,107		31			3,104,138

Net Loss June 30, 2008							(526,212)		(526,212)

Balance, June 30, 2009	2,448,665,750	24,486	190	24,217,804	-	32	(2,343,054)	(24,812,340)	(2,912,881)

See Notes to Consolidated Financial Statements.

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Year Ended June 30, 2009 and 2008 and for the period from May 13, 2008 to June 30, 2009

	For the Year Ended June 30,		Development Stage May 13, 2008 - June 30, 2009

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(526,212)	$(45,165)	$(2,343,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	2,533	-
Accrued interest income	(5,867)	-	(5,867)
Depreciation and amortization	-	8,150	-
Loss on disposal of fixed assets	-	136	-
Debt forgiveness	-	(41,229)	-
Extraordinary item	-	(2,454,287)
Gain on disposal on discontinued operations	-	(764,042)
Amortization of debt discount	51,695	325,752	111,781
Accrued interest expense	397,070	348,575	433,421
Other expense	-	1,700,000	1,700,000
Accrued interest expense	-	82,836	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	6,630	-
(Increase) decrease in inventory	-	342,173	-
(Increase) decrease in prepaid expenses	-	31,492	-
Increase (decrease) in due to officers	-	(257,363)	-
Increase (decrease) in accrued expenses	-	(43,173)	-
Increase (decrease) in accrued litigation costs	(1,250)	557	(1,250)
Increase (decrease) in accounts payable	6,109	(100,935)	7,410

Net cash provided by (used in) operating activities	(78,455)	(857,361)	(97,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales		200
Increase note receivable	(75,000)	-	(75,000)

Net cash provided by (used in) investing activities	(75,000)	200	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	101,567	-
Payments made on loans payable	-	(114,567)	-
Proceeds from loans payable	142,500	863,021	172,500

Net cash provided by (used in) financing activities	142,500	850,021	172,500

Net increase (decrease) in cash	(10,955)	(7,140)	(59)

Cash at beginning of period	11,396	18,536	500

Cash at end of period	$441	$11,396	$441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-	$-

Interest paid	$-	$26,235	$-

NON-CASH ACTIVITIES
Notes issued to officers	$-	$90,000	$-
Stock issued for retirement of debt	-	74,345	-
Reclassified long-term loan to short-term loan	219,754	-	219,754
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	2,183,000	-	2,183,000
Stock issued for services	-	82,836	-
Preferred stock issuance for settlement of notes payable	3,104,139	-	3,104,139

Total non-cash activities	$5,506,893	$247,181	$5,506,893

See Notes to Consolidated Financial Statements.

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). Both UTI and CDHC are dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future. The Company as of June 30, 2009 also holds a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI"). NMI is also dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

PRINCIPLES OF CONSOLIDATION:

The audited consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2009 and 2008.

BASIS OF ACCOUNTING:

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conforms to U.S. generally accepted accounting principles ("GAAP').

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

C.  INVENTORY:

As of June 30, 2009 and 2008 the Company has no inventory.

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

There are no warrants or options outstanding as of June 30, 2009 and 2008.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At June 30, 2009 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was 0 and $35,000 (including officers) for the years ending June 30, 2009 and June 30, 2008, respectively. Of the $35,000 for June 30, 2008, $35,000 was for payment to an officer.

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

F.  PREFERRED STOCK:

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

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,155 shares are owned by Dutchess (see also Note H - "Loans Payable" and Note K - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into.

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

At June 30, 2009, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

H.  LOANS PAYABLE :

Loans payable as of June 30, 2009 and 2008 are as follows:

	2009	2008

Loans payable with annual interest varying from 8 to 12% (net of debt discount of 0 and $49,847 as of June 30, 2009 and 2008, respectively)	$ 328,026	$ 3,367,008

	$ 328,026	$ 3,367,008

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

H.  LOANS PAYABLE (continued):

Loans payable as of June 30, 2009 consist of the following:

(1)

The current portion ($96,000) of a senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Note K - "Related Party Transactions"").

(2)

Other notes that are in payment default are as follows; (i) one unsecured note totaling $19,007, including interest thereon of $7,054 which accrues interest at the rate of 8% per annum, and (ii) two subordinated secured notes totaling $213,019 including interest thereon of $74,201 which accrue interest at the rate of 8% and 10%. The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. None of the holders of the defaulted subordinated notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note P - "Restructuring", Amendments to the Intercreditor Agreement).

I.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are approximately 150 square feet and are currently made available to the Company by NWNV at no charge on a month to month basis. Office rent and incidental expense was 0 and $37,667 for the fiscal years ending June 30, 2009 and 2008, respectively. The Company also maintains storage space in El Cajon, California at a cost of $340 per month.

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 30, 2009 and June 30, 2008 consist of the following:

	June 2009	June 2008

Senior Secured Notes, with annual interest of 8%	$2,213,128	$1,705,589
Subordinated Secured Convertible Notes, with annual interest of 4%	47,140	45,301
Senior Secured Convertible Notes, with annual interest of 4% to 8%	224,038	208,727

	$2,484,306	$ 1,959,617

The senior secured notes totaling $2,213,128 includes interest accrued thereon of $86,130 and are comprised of four senior secured notes that are issued to Dutchess. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrues interest at rates between 6% and 8%. One of the notes totaling $1,959,073, including interest thereon of $76,073, matures on January 1, 2011 and the remaining three notes mature on January 1, 2012.

The subordinated secured convertible notes totaling $47,140 includes interest accrued thereon of $2,140 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia (see Note K - "Related Party Transactions") and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $224,038 include interest accrued thereon of $69,038, were secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia (see Note K - "Related Party Transactions") totaling $47,140 including interest thereon of $2,140. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The remaining senior convertible notes ($176,898, including interest thereon of $66,898) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement (see Note P - "Restructuring", Amendments to the Intercreditor Agreement).

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

K.  RELATED PARTY TRANSACTIONS (continued)

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

K.  RELATED PARTY TRANSACTIONS (continued)

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

Dutchess Settlement Agreements

On October 15, 2008 the Company and Dutchess entered into a Settlement Agreement made effective June 15, 2008 for the payment of penalties and liquidated damages on twelve promissory notes that the Company issued to Dutchess (the "Promissory Notes"), all of which are in payment default (see Note H - "Loans Payable "). Pursuant to the Settlement the Company agreed to pay Dutchess $1,700,000 as full and final payment for any and all penalties or liquidated damages due on the Promissory Notes through June 15, 2008 (the "Compromise Payment"). Dutchess agreed to accept the Compromise Payment in the form of a senior secured note for $1,700,000 (see Footnote J - "Notes Payable and Long Term Payables").

On January 26, 2009 the Company entered into a new Settlement Agreement and Mutual General Release (the "Agreement") with Dutchess. The Agreement was made effective as of January 1, 2009. Pursuant to the terms of the Agreement, Dutchess agreed to exchange seventeen (17) senior secured notes issued to it by the Company (including the Promissory note issued pursuant to the June 15, 2008 Settlement Agreement described above), for which there was an aggregate remaining balance due, including all accrued and unpaid interest and/or penalties, if any, in the amount of approximately $5,298,139 as of January 1, 2009, for the following; (i) A senior secured note, face value $300,000, which matures on January 1, 2012, pays interest of six percent (6%) per annum and requires minimum monthly payments of $6,000 beginning on March 1, 2009. The $300,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (ii) A senior secured note, face value $1,883,000, which accrues interest at the rate of eight percent (8%) per annum until maturity on January 1, 2011, at which time all principal and interest accrued thereon are due in full. The $1,883,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (iii) 3,115 restricted shares of the Company's Series E Convertible Preferred Stock.

The Agreement also contains a full mutual general release between the parties and each of their respective Affiliated Parties.

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

As of June 30, 2009 the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt - see also Note R - "Extraordinary Gain and Other Income"). Additionally, the Company is in payment default on an unsecured note totaling $19,007, including interest thereon of $7,054 which accrues interest at the rate of 8% per annum. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

At June 30, 2009 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

For the year ended June 30, 2009 the Company issued 3,115 restricted shares of its Series E Convertible Preferred Stock to Dutchess Private Equities Fund, Ltd. (the Series E Preferred is described in Footnote F - "Preferred Stock") as part of a Settlement Agreement reached with Dutchess on January 26, 2009 (the Settlement is described in Footnote K - "Related Party Transactions").

N.  INCOME TAXES:

As of June 30, 2009, the Company had net operating loss carry-forwards totaling approximately $26,629,764, before any limitations. The carry-forwards expire through 2027.

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

O.  DISPOSITION OF ASSETS (continued)

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

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

O.  DISPOSITION OF ASSETS (continued)

As a result of its disposition of assets the Company's financial statements for the year ended June 30, 2008 present income statements for consolidated operations that do not include any sales from discontinued operations, but do include the net gain (loss) from discontinued operations. Results for discontinued operations for the year ended June 30, 2008 are shown below:

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Statement of Discontiuned Operations For the Year Ended June 30, 2008

June 30, 2008

Revenues
Gross Sales	$339,256

Net Sales	339,256

Costs and Expenses
Costs of goods sold	49,385
Selling general & administrative	1,504,274
Marketing & advertising	88,510
Consulting services	203,741
Depreciation and amortization	8,150

Total Costs and Expenses	1,854,060

Loss From Operations	(1,514,804)

Other Income & (Expenses)
Gain on disposal of discontinued business	1,612,455
Other expense	-
Bad debt	(2,553)
Other income	41,229
Interest income	-
Interest expense	(818,937)

Total Other Income & (Expenses)	832,194

Income (Loss) from discontinued continuing operations before income tax	(682,610)

Provision for Income Taxes	-

Net Income (Loss) from discontinued continuing operations	$(682,610)

<toc>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2009 AND 2008

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

R.  EXTRAORDINARY GAIN AND OTHER INCOME:

For the fiscal year ending June 30, 2008 the Company had other income and substantial amounts of extraordinary gain, which is primarily comprised of non-recurring transactions as follows:

For the fiscal year ending June 30, 2008 the Company recognized other income of $41,229, which is comprised of various accounts payable which have exceeded the statute of limitations for debt collection and therefore written off by the Company and $2,454,287 of extraordinary gain related to the retirement of debt at a discount to its carrying value on the Company's balance sheet.

S.  SUBSEQUENT EVENTS:

On October 13, 2009 the Company filed a Form15-12G. The purpose of the filing was to terminate the Company's filing obligations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Act"). Subsequent to the filing of the Form 15-12G the Company reconsidered its decision and decided to continue as a reporting company. On December 1, 2009 the Company filed an amended Form 15-12G/A which serves to withdraw the original Form 15-12G and allow the Company continue as a reporting company pursuant to Section 12(g) of the Act.

<toc>

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A(T).  CONTROLS AND PROCEDURES

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, management concluded that our disclosure controls and procedures were effective as of the end of the fiscal year.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009 we did maintain effective internal controls over financial reporting.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

<toc>

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

Name	Age	Position

James R. Arabia	52	Chairman, President, and Chief Executive Officer

Robert T. Malasek	41	Chief Financial Officer, Treasurer and Secretary

Douglas H. Leighton.	41	Director

Michael A. Novielli	45	Director

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

DOUGLAS H. LEIGHTON

Mr. Leighton is a co-founder and principal of Dutchess Capital Management LLC ("DCM"), which since 1996 had arranged private equity and debt financings for publicly traded-companies. Since 2000, he has overseen the trading, investment due diligence, transaction structure, and risk management of DCM managed Funds and is a member of the firm's Investment Committee.  Mr. Leighton has over 16 years of experience in securities, investment banking and asset management.  In 1990 he received a combined Bachelor of Arts and Bachelor of Science degree in Economics and Finance from the University of Hartford.  Mr. Leighton also is a director of EGPI Firecreek, Inc.

Mr. Leighton is also a director of Dutchess Private Equities Fund, Ltd. ("Dutchess"). Dutchess holds four senior secured notes issue by the Company totaling $2,309,130, including interest accrued thereon. One of the four loans, face value $300,000, is in payment default as of the date of this report.

<toc>

MICHAEL A. NOVIELLI

Mr. Novielli is a co-founder and principal of Dutchess Capital Management, LLC ("DCM"). Since 2000, he has overseen transaction structure, risk management and regulatory compliance for DCM managed funds, including Dutchess Private Equities Fund, LTD., and is a member of the firm's Investment Committee. Mr. Novielli has over 15 years experience in securities, investment banking and asset management including tenure with PaineWebber (now UBS). He received a Bachelor of Science degree in Business from the University of South Florida in 1987. Mr. Novielli is also a director of EGPI Firecreek, Inc. and director and Chairman of Siena Technologies, Inc. Mr. Novielli is also a director of Dutchess Private Equities Fund, Ltd. ("Dutchess").

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

The members of the board of directors maintained regular informal contact throughout the year and acted, when necessary, upon unanimous written consent.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2009.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants

James R. Arabia Chief Executive Officer	2008	-	-	-	-	-
	2007	$250,000(1)(2)	-	-	-	-
	2006	250,000(1)(2)	-	-	-	-

Robert T. Malasek Current and Former Chief Financial Officer (current CFO as of August 15, 2006)	2008	-	-	-	-	-
	2007	-		$30,000(3)	-	-
	2006	-	2,500	$31,300(3)	-	-

(1)			Accrued but not paid.
(2)			Subsequently waived by Executive.
(3)			Other income earned by Mr. Malasek as an outside consultant to the Company.

<toc>

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	-	0.0%	$ -	N/A	$ -
Robert T. Malasek	(1)	$ -	-	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2009 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Robert T. Malasek	(1)	-	-	-	-

(1)	There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

Currently, none of the Company's directors receives any compensation for serving on the Board of Directors.

NAME	FISCAL YEAR ISSUED	Director fees	# OF SHARES	$ VALUE OF GRANT

Timothy R. Scott, PhD	2007	$5,750	-	-

<toc>

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2009 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address	Common Stock beneficially owned (1)	Percent of Common Stock beneficially owned (1)

James R. Arabia (2) c/o NatureWell, Incorporated 110 W C St. Suite 1300 San Diego, CA 92101	555,448,482	22.5%

Financial Acquisition Partners, LP 325 W. Washington St. #2-474 San Diego, CA 92103	194,585,739	7.9%

Douglas H. Leighton (3) c/o Dutchess Private Equities Fund Ltd. 50 Commonwealth Ave., Ste. 2 Boston, MA 02116	422,027,295	17.1%

Michael A. Novielli (4) c/o Dutchess Private Equities Fund, Ltd. 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%

Dutchess Private Equities Fund, Ltd. (5) 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%

Robert T Malasek c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	6,348,533	0.3%

All directors and executive officers as a group (five individuals)	984,574,310	39.7%

1.

Applicable percentage ownership is based on 2,467,665,750 shares of common stock outstanding as of June 30, 2009 (which includes 19,000,000 shares of Series A common stock), together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2009 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

3.

Includes the following shares all of which are owned by Dutchess Private Equities Fund Ltd. of which Mr. Leighton is a director and shares investment and voting power over the shares along with the co-director of the fund, Michael A. Novielli (see below); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series C convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

4.

Includes the following shares all of which are owned by Dutchess Private Equities Fund Ltd. of which Mr. Novielli is a director and shares investment and voting power over the shares along with the co-director of the fund, Douglas H. Leighton (see above); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series C convertible preferred stock,19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

5.

Includes 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series C convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

<toc>

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

<toc>

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

<toc>

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

Dutchess Settlement Agreements

On October 15, 2008 the Company and Dutchess entered into a Settlement Agreement made effective June 15, 2008 for the payment of penalties and liquidated damages on twelve promissory notes that the Company issued to Dutchess (the "Promissory Notes"), all of which are in payment default (see Note H - "Loans Payable "). Pursuant to the Settlement the Company agreed to pay Dutchess $1,700,000 as full and final payment for any and all penalties or liquidated damages due on the Promissory Notes through June 15, 2008 (the "Compromise Payment"). Dutchess agreed to accept the Compromise Payment in the form of a senior secured note for $1,700,000 (see Footnote J - "Notes Payable and Long Term Payables").

On January 26, 2009 the Company entered into a new Settlement Agreement and Mutual General Release (the "Agreement") with Dutchess. The Agreement was made effective as of January 1, 2009. Pursuant to the terms of the Agreement, Dutchess agreed to exchange seventeen (17) senior secured notes issued to it by the Company (including the Promissory note issued pursuant to the June 15, 2008 Settlement Agreement described above), for which there was an aggregate remaining balance due, including all accrued and unpaid interest and/or penalties, if any, in the amount of approximately $5,298,139 as of January 1, 2009, for the following; (i) A senior secured note, face value $300,000, which matures on January 1, 2012, pays interest of six percent (6%) per annum and requires minimum monthly payments of $6,000 beginning on March 1, 2009. The $300,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (ii) A senior secured note, face value $1,883,000, which accrues interest at the rate of eight percent (8%) per annum until maturity on January 1, 2011, at which time all principal and interest accrued thereon are due in full. The $1,883,000 note is secured by a lien on all of the Company's assets and is equal in rank with all other senior secured debt of the Company; and (iii) 3,115 restricted shares of the Company's Series E Convertible Preferred Stock.

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

<toc>

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2008 - $17,500
2007 - $30,000

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008 - $0
2007 - $0

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $    0
2007 - $2,300

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0
2007 - $0

<toc>

PART IV.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	1.	Financial Statements, as set forth on the attached index to Financial Statements.
	2.	Exhibits, as set forth on the attached Exhibit Index.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1(a)	Arabia Letter Agreement dated as of April 30, 2008

10.2(b)	Amendments to Intercreditor Agreement.

10.3(c)	Arabia Settlement Agreement dated as of May 9, 2008.

10.4(d)	Settlement Agreement with Financial Acquisition Partners, LP dated May 9, 2008.

10.5(e)	Asset Purchase Agreement dated as of May 9, 2008.

10.6(f)	Certificate of Designation for the Series D Preferred Stock.

10.7(g)	Certificate of Designation for the Series E Preferred Stock.

10.8(h)	Dutchess Settlement Agreement dated as of June 15, 2008.

23.1	Auditor Consent Letter dated December 3, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(a)	Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 6, 2008.
(b)	Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 8, 2008.
(c)	Incorporated by reference to Exhibit 10.1 to Form 8K filed on May 15, 2008.
(d)	Incorporated by reference to Exhibit 10.2 to Form 8K filed on May 15, 2008.
(e)	Incorporated by reference to Exhibit 10.3 to Form 8K filed on May 15, 2008.
(f)	Incorporated by reference to Exhibit 10.1 to Form 8K filed on September 23, 2008
(g)	Incorporated by reference to Exhibit 10.2 to Form 8K filed on September 23, 2008
(h)	Incorporated by reference to Exhibit 10.8 to Form 10KSB filed on October 20, 2008.

<toc>

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2009	NATUREWELL, INCORPORATED

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

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	December 4, 2009

	Title	Date

/s/ Douglas H. Leighton Douglas H. Leighton	Director	December 4, 2009

	Title	Date

/s/ Michael A. Novielli Michael A. Novielli	Director	December 4, 2009

<toc>