Form 10-Q
period 2009-09-30
NATUREWELL INC
filed 2009-12-31
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2009

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of December 15, 2009 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	4
	Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 (unaudited) and for the period from May 13, 2008 to September 30, 2009 (unaudited)	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	14

ITEM 3.	Defaults on Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other Information	15

ITEM 6.	Exhibits	15

	SIGNATURES	16

	EXHIBITS	17-20

- 2 -

<TOC>

PART I
ITEM 1.  FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of September 30, 2009, and the related consolidated statements of operation, and cash flows for the three months ended September 30, 2009 and for the period from May 13, 2008 to September 30, 2009. These consolidated financial statements are the responsibility of the Company's management.

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

December 28, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  3 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of September 30, 2009	As of June 30, 2009

	(Unaudited)

ASSETS

Current Assets
Cash	$5,007	$441
Notes Receivable	81,434	79,447

Total Current Assets	86,441	79,888

TOTAL ASSETS	$86,441	$79,888

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$60,318	$55,336
Accrued litigation costs	125,102	125,102
Loans payable,	351,438	328,026

Total Current Liabilities	536,858	508,464

Long-Term Liabilities
Senior secured notes	2,238,578	2,213,128
Senior secured convertible notes	228,047	224,038
Subordinated secured convertible notes	47,612	47,140

Total Long-Term Liabilities	2,514,237	2,484,306

TOTAL LIABILITIES	$3,051,095	$2,992,770

Stockholders' Deficit
Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding as of September 30, 2009 and June 30, 2009	1	1
Series E; 3,115 shares and zero shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	31	31
Common stock,
$0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	24,486	24,486
Series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively)	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,394,826)	(2,343,054)

Total Stockholders' Deficit	(2,964,654)	(2,912,882)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$86,441	$79,888

See Notes to Consolidated Financial Statements.

-  4 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For Three Months Ending September 30, 2009and 2008
and for the period from May 13, 2008 to September 30, 2009

	September 30,	September 30,	Development Stage May 13, 2008 - September 30,
	2009	2008	2009

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	5,036	7,582	65,681
Consulting services	2,880	10,000	50,430

Total Costs and Expenses	7,916	17,582	116,111

Loss From Operations	(7,916)	(17,582)	(116,111)

Other Income & (Expenses)
Other expense	-	-	(1,700,000)
Other income	7,500	-	7,500
Debt forgiveness	-	-	3,056
Interest income	1,987	104	7,854
Interest expense	(53,343)	(177,639)	(597,125)

Total Other Income & (Expenses)	(43,856)	(177,535)	(2,278,715)

Net Income from continuing operations	(51,772)	(195,117)	(2,394,826)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	-	-

Loss before extraordinary Item	-	-	-

Extraordinary item	-	-	(2,394,826)

Net Loss	$(51,772)	$(195,117)	$(2,394,826)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.00)	$(0.00)
Discontinued operation	$(0.00)	$(0.00)
Net Income (Loss)	$(0.00)	$(0.00)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

See Notes to Consolidated Financial Statements.

-  5 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ending September 30, 2009 and 2008
and for the period from May 13, 2008 to September 30, 2009

	For the Period Ended		Development Stage May 13, 2008 -

	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(51,772)	$(195,117)	$(2,394,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	-	-
Accrued interest income	(1,987)	(104)	(7,854)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness	-	-	-
Extraordinary item	-	-	-
Gain on disposal on discontinued operations	-	-	-
Amortization of debt discount	-	35,078	111,781
Accrued interest expense	53,343	142,560	486,764
Other expense	-	-	1,700,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accrued litigation costs	-	(2,875)	(1,250)
Increase (decrease) in accounts payable	4,982	(1,524)	12,392

Net cash provided by (used in) operating activities	(4,566)	(19,107)	(92,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase note receivable	-	(25,000)	(75,000)

Net cash provided by (used in) investing activities	-	(25,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	65,000	172,500

Net cash provided by (used in) financing activities	-	65,000	172,500

Net increase (decrease) in cash	4,566	20,893	4,507

Cash at beginning of period	441	11,396	500

Cash at end of period	$5,007	$32,289	$5,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	-	-	-

Interest paid	-	37,326	-

NON-CASH ACTIVITIES
Notes issued to officer	-	-	-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	-	-	219,754
Stock issued for conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	-	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	-	3,104,139

Total non-cash activities	-	-	5,506,893

See Notes to Consolidated Financial Statements.

-  6 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2009, and the results of its operations and cash flows for the three-month period ended September 30, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the period ending June 30, 2009 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the fiscal year ended June 30, 2009.

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

D.  INVENTORY:

The Company had no Inventory as of September 30, 2009 and June 30, 2009.

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

-  7 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

The Company has no warrants or options outstanding as of September 30, 2009 and June 30, 2009.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At September 30, 2009, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the three month periods ended September 30, 2009 and 2008.

G.  PREFERRED STOCK:

The Company has outstanding 75 shares of Series C Convertible Preferred Stock (the "Series C Preferred"). Each share of Series C Preferred has a $1,000 liquidation preference, and all 75 shares are owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note I - "Loans Payable" and Note P - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series C Preferred, Dutchess is allowed to cast a vote on all matters that the Company's shareholders are permitted to vote upon, equal to 0.7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (0.7% X 75 shares = 52.5% of total vote). Each share of Series C Preferred is convertible into 25,000 shares of the Company's common stock (1,875,000 total).

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,155 shares are owned by Dutchess Private Equities Fund, Ltd. ("Dutchess"), the Company's largest senior secured creditor (see also Note I - "Loans Payable" and Note P - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into.

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

At September 30, 2009, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

-  8 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

I.  LOANS PAYABLE:

Loans payable as of September 30, 2009 and June 30, 2009 consist of the following:

	September 30, 2009	June 30, 2009

Loans payable with annual interest varying from 8% to 12% (net of debt discount of $0 and $49,847 as of September 30, 2009 and June 30, 2009, respectively)	$ 351,438	$ 328,026

	$ 351,438	$ 328,026

Loans payable consist of the following:

(1)

The current portion ($114,000) of a senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Note P - "Related Party Transactions" and Note K - "Notes Payable and Long term Payables").

(2)

Other notes that are in payment default are as follows: (i) one unsecured note totaling $19,387, including interest thereon of $7,434 which accrues interest at the rate of 8% per annum; and (ii) two subordinated secured notes totaling $218,051 including interest thereon of $79,233 which accrue interest at the rate of 8% and 10%. The two subordinated secured defaulted notes listed above have either passed their original stated maturity or are entitled to accelerated payment of principal under the default provisions of such notes. All of the Company's senior and subordinated secured debt is governed by an Intercreditor, Subordination and Standby Agreement, dated September 2, 2003, as amended (the "Intercreditor Agreement"). None of the holders of the defaulted subordinated notes has initiated any collection action against the Company (see also Note P - "Related Party Transactions").

J.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge on a month to month basis. The Company also maintains storage space in San Diego, California at a cost of $111 per month. Office rent and incidental expense was 0 and $1,010 for the periods ended September 30, 2009 and 2008, respectively.

-  9 -

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

K.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of September 30, 2009 and June 30, 2009 consist of the following:

	September 30, 2009	June 30, 2009

Senior Secured Notes, with annual interest of 6% to 8%	2,238,578	$2,213,128
Subordinated Secured Convertible Notes, with annual interest of 4% to 8%	47,612	47,140
Senior Secured Convertible Notes, with annual interest of 4% to 8%	228,047	224,038

	2,514,237	$ 2,484,306

The senior secured notes totaling $2,238,578 includes interest accrued thereon of $129,580 and are comprised of four senior secured notes that are issued to Dutchess. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at rates between 6% and 8%. One of the notes totaling $1,998,255, including interest thereon of $115,255, matures on January 1, 2011 and the remaining three notes mature on January 1, 2012.

The subordinated secured convertible notes totaling $47,612 includes interest accrued thereon of $2,612 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia, and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $228,047 include interest accrued thereon of $73,047, were secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. Included in this amount is a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia (see Note K - "Related Party Transactions") totaling $47,612 including interest thereon of $2,612. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The remaining senior convertible notes ($180,435, including interest thereon of $70,435) are in payment default and bear annual interest of 8% and are convertible into the Company's common stock, at the option of the holder, at a conversion price of $.01. None of the holders of the defaulted senior convertible notes has initiated any collection action and the notes are governed by the terms of the Intercreditor Agreement.

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $19,387, including interest thereon of $7,434 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of September 30, 2009, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

<TOC>

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

M.  STOCK ISSUANCES:

For the period ended September 30, 2009, the Company made no issuances of stock.

N.  INCOME TAXES:

As of September 30, 2009, the Company had net operating loss carry-forwards totaling approximately $26,681,536, before any limitations. The carry-forwards expire through 2029.

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

Q.  SUBSEQUENT EVENTS:

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

<TOC>

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2009 AS COMPARED TO THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2008

The Company incurred a net loss of $51,772 for the three-month period ended September 30, 2009, compared with a net loss of $195,117 for the period ended September 30, 2008. This represents a decrease of $143,345 or 73.5% from the period ending September 30, 2008. The decrease in net loss is primarily due to a reduction in costs and expenses as a result of the Company discontinuing its operations and a reduction in interest expense due to the reduction of debt.

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

At September 30, 2009, the Company had current assets of $86,441, including cash of $5,007 and notes receivable of 81,434.

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

<TOC>

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2009 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company (see also Footnote I - "Loans Payable" and Footnote K - "Notes Payable and Long Term Payables"). The Company did not make the required March 1, 2009 payment on the note and has not made any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note.

<TOC>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

23.1	Auditor Consent Letter dated December 30, 2009.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending June 30, 2009.

<TOC>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 31, 2009	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	December 31, 2009

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	December 31, 2009

<TOC>