Form 10-Q
period 2010-03-31
NATUREWELL INC
filed 2010-05-24
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2010

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of May 16, 2010 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	4
	Consolidated Statements of Operations for the Nine Months and Three Months Ended March 31, 2010 and 2009 (unaudited) and for the period from May 13, 2008 to March 31, 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 (unaudited) and for the period from May 13, 2008 to March 31, 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

ITEM 4T.	Controls and Procedures	14

PART II	OTHER INFORMATION	14

ITEM 1.	Legal Proceedings	14

ITEM 1A.	Risk Factors	14

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	14

ITEM 3.	Defaults on Senior Securities	14

ITEM 4.	Submission of Matters to a Vote of Security Holders	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits	15

	SIGNATURES	16

	EXHIBITS	17-20

- 2 -

PART I
ITEM 1.  FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO S. SUITE B • SAN DIEGO • CALIFORNIA 92108 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 764-5480 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheet of Naturewell, Incorporated (the "Company") as of March 31, 2010, and the related consolidated statements of operation, and cash flows for the nine months and three months ended March 31, 2010 and for the period from May 13, 2008 to March 31, 2010. These consolidated financial statements are the responsibility of the Company's management.

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

May 21, 2010
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

- F 1 -
- 3 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of March 31, 2010	As of June 30, 2009

	(Unaudited)

ASSETS

Current Assets
Cash	$14	$441
Notes Receivable	83,470	79,447

Total Current Assets	83,484	79,888

TOTAL ASSETS	$83,484	$79,888

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$67,169	$55,336
Accrued litigation costs	125,102	125,102
Loans payable, net debt discount of $ 0 and $49,847as of March 31, 2010 and June 30, 2009 respectively	2,249,154	328,026

Total Current Liabilities	2,441,425	508,464

Long-Term Liabilities
Senior secured notes	217,858	2,213,128
Senior secured convertible notes	48,569	224,038
Subordinated secured convertible notes	48,569	47,140

Total Long-Term Liabilities	314,996	2,484,306

TOTAL LIABILITIES	$2,756,421	$2,992,770

Stockholders' Deficit
Preferred stock, $0.01 par value,	1	1
Series C; 75 shares issued and outstanding as of March 31, 2010 and June 30, 2009
Series E; 3,115 shares and zero shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	31	31
Common stock, $0.00001 par value,
4,980,000,000 shares authorized; 2,448,665,750 and 2,448,667,750 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	24,486	24,486
Series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,103,109)	(2,343,054)

Total Stockholders' Deficit	(2,672,936)	(2,912,882)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$83,484	$79,888

See Notes to Consolidated Financial Statements.

- F 2 -
- 4 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For Three and Nine Months Ending March 31, 2010 and 2009
and for the period from May 13, 2008 to March 31, 2010

	For Three Months Ending March 31,		For Nine Months Ending March 31,		Development Stage May 13, 2008 -March 31, 2010

	2010	2009	2010	2009

Revenues
Gross Sales	$-	$-	$-	$-	$-

Net Sales	-	-	-	-	-

Costs and Expenses
Selling general & administrative	4,553	7,146	19,262	41,850	79,907
Consulting services	3,233	-	11,573	32,500	59,123

Total Costs and Expenses	7,786	7,146	30,835	74,350	139,030

Loss From Operations	(7,786)	(7,146)	(30,835)	(74,350)	(139,030)

Other Income & (Expenses)
Other expense	-	-	-	-	(1,700,000)
Other income	1,075		18,575		18,575
Debt forgiveness	-	-	407,247	3,056	410,303
Interest income	-	1,640	4,023	2,510	9,890
Interest expense	(49,334)	(51,951)	(159,065)	(393,988)	(702,847)

Total Other Income & (Expenses)	(48,259)	(50,312)	270,780	(388,422)	(1,964,079)

Net Income from continuing operations	(56,045)	(57,458)	239,945	(462,772)	(2,103,109)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	-	-	-	-

Loss before extraordinary item		-		-

Extraordinary item	-	-	-	-	-

Net Loss	$(56,045)	$(57,458)	$239,945	$(462,772)	$(2,103,109)

Basic and Diluted Earnings (Loss) per Share
Basic Earnings (Loss) per Share	$(0.000000)	$(0.000000)	$0.000100	$(0.000189)

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750	2,448,665,750	2,448,665,750

Diluted Earnings (Loss) per Share	$(0.000000)	$(0.000000)	$0.000100	$(0.000189)

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750	2,473,693,045	2,448,665,750

See Notes to Consolidated Financial Statements.

- F 3 -
- 5 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the Nine Months Ended March 31, 2010 and 2009 and for the period from May 13, 2008 to March 31, 2010

	For the Nine Months Ending March 31,		Development Stage May 13, 2008 - March 31, 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$239,945	$(462,772)	$(2,103,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance doubtful accounts	-	-	-
Accrued interest income	(4,023)	(2,510)	(9,890)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness	(407,247)	-	(407,247)
Extraordinary item	-	-	-
Gain on disposal on discontinued operations	-	-	-
Amortization of debt discount	-	51,695	111,781
Accrued interest expense	159,065	342,292	592,486
Other expense	-	-	1,700,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accured litigation costs	-	(1,250)	(1,250)
Increase (decrease) in accounts payable	11,833	8,652	19,243

Net cash provided by (used in) operating activities	(427)	(63,893)	(97,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase note receivalbe	-	(75,000)	(75,000)

Net cash provided by (used in) investing activities	-	(75,000)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	127,500	172,500

Net cash provided by (used in) financing activities	-	127,500	172,500

Net increase (decrease) in cash	(427)	(11,393)	(486)

Cash at beginning of period	441	11,396	500

Cash at end of period	$14	$3	$14

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-

Interest paid	$-	$37,326	$-

NON-CASH ACTIVITIES
Notes issued to officers	-	-	-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	300,000	-	300,000
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	-	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	-	3,104,139

Total non-cash activities	$300,000	$-	$5,587,139

See Notes to Consolidated Financial Statements.

- F 4 -
- 6 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of March 31, 2010, and the results of its operations and cash flows for the nine-month and three-month period ended March 31, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the period ending June 30, 2009 filed with the Securities and Exchange Commission.

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

C.  NOTES RECEIVABLE

Note receivable consists of three notes each for $25,000, face value, issued to the Company in exchange for $75,000 in cash. All three notes are issued by Wine & Culinary Concepts, Inc. ("W&CC"). The first note is dated September 16, 2008 and accrues interest at the rate of ten percent (10%) per annum and was scheduled to mature on December 31, 2008 at which time all principal and interest accrued was due and payable. By agreement between the Company and W&CC the maturity on the first note was extended until December 31, 2009. The second note is dated December 11, 2008 and accrues interest at the rate of ten percent (10%) per annum until its scheduled maturity on December 31, 2009 at which time all principal and interest accrued thereon became due and payable. The third note is dated February 6, 2009 and accrues interest at the rate of ten percent (10%) per annum until its scheduled maturity on December 31, 2009 at which time all principal and interest accrued thereon became due and payable. None of the three notes were paid on their due date and the Company is attempting to secure payment of the three notes. By letter dated February 10, 2010 the Company issued a Notice of Default to Wine & Culinary Concepts for the three notes. The Notice of Default makes demand for full and immediate payment of the three notes. The Company has not received any response from W&CC at this time is unable to ascertain the likelihood of collecting payment on the notes. If by year end (June 30, 2010) the Company determines that it will be unable to collect on the notes, a charge for the full amount of the notes would be recorded as a bad debt expense. Each or all of the notes may be forced into converting into the Company's Series E Preferred stock if they are transferred to any person or entity other than the Company and the Company and W&CC have entered into a transaction whereby W&CC becomes a wholly-owned subsidiary of the Company.

D.  INVENTORY:

The Company had no Inventory as of March 31, 2010 and June 30, 2009.

E.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

The Company computes net income (loss) per share in accordance with Accounting Standards Codification ("ASC") 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC 260 effective since its inception.

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

- F 5-
- 7 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

F.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION:

The Company has no warrants or options outstanding as of March 31, 2010 and June 30, 2009.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with ASC 718, Compensation - Stock Based Compensation. At March 31, 2010, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the nine month periods ended March 31, 2010 and 2009.

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

At March 31, 2010, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

- F 6 -
- 8 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

I.  LOANS PAYABLE:

Loans payable as of March 31, 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009

Loans payable with annual interest varying from 8% to 12%	$ 2,249,154	$ 328,026

	$ 2,249,154	$ 328,026

Loans payable consist of the following:

(1)

The current portion ($150,000) of a senior secured note issued to Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of six percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Note P - "Related Party Transactions" and Note K - "Notes Payable and Long term Payables").

A senior secured note totaling $2,078,984 including interest accrued thereon of $195,984, which matures on January 1, 2011. The note is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at the rate of 8% per annum.

(2)

Other notes that are in payment default are one unsecured note totaling $20,170, including interest thereon of $8,218 which accrues interest at the rate of 8% per annum.

All of the Company's senior and subordinated secured debt is governed by an Intercreditor, Subordination and Standby Agreement, dated September 2, 2003, as amended (the "Intercreditor Agreement"). None of the holders of the defaulted notes has initiated any collection action against the Company (see also Note P - "Related Party Transactions").

J.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge on a month to month basis. The Company also maintains storage space in San Diego, California at a cost of $111 per month. Office rent and incidental expense was 0 and $1,010 for the periods ended March 31, 2010 and 2009, respectively.

- F 7 -
- 9 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

K.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of March 31, 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009

Senior Secured Notes, with annual interest of 6% to 8%	$ 217,858	$ 2,213,128
Subordinated Secured Convertible Notes, with annual interest of 4%	48,569	47,140
Senior Secured Convertible Notes, with annual interest of 4% to 8%	48,569	224,038

	$ 314,996	$ 2,484,306

The senior secured notes totaling $217,858 includes interest accrued thereon of $27,948 and are comprised of three senior secured notes that are issued to Dutchess. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrue interest at rates between 6% and 8%.

The subordinated secured convertible notes totaling $48,569 includes interest accrued thereon of $3,569 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia, and was secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The senior secured convertible notes totaling $48,569 includes interest accrued thereon of $3,569, were secured by a first priority security interest in essentially all of the Company's assets and are equal in rank with other senior debt. This amount is comprised of a senior convertible note issued to the Company's Chief Executive Officer, James R. Arabia. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $20,170, including interest thereon of $8,218 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of March 31, 2010, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

- F 8 -
- 10 -

INDEX

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

M.  STOCK ISSUANCES:

For the period ended March 31, 2010, the Company made no issuances of stock.

N.  INCOME TAXES:

As of March 31, 2010, the Company had net operating loss carry-forwards totaling approximately $26,681,536, before any limitations. The carry-forwards expire through 2029.

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

Q.  SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through May 21, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

- F 9 -
- 11 -

INDEX

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

INDEX

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING MARCH 31, 2010 AS COMPARED TO THE THREE MONTH PERIOD ENDING MARCH 31, 2009

The Company incurred a net loss of $56,045 for the three-month period ended March 31, 2010, compared with a net loss of $57,458 for the period ended March 31, 2009. This represents a decrease in net loss of $1,413 from the period ending March 31, 2009. The decrease in net loss is primarily due to an increase in other income and a reduction of interest expense.

NINE MONTH PERIOD ENDING MARCH 31, 2010 AS COMPARED TO THE NINE MONTH PERIOD ENDING MARCH 31, 2009

The Company had net income of $239,945 for the nine-month period ended March 31, 2010, compared with a net loss of $462,772 for the nine-month period ended March 31, 2009. This represents an increase in net income of $702,717 from the period ending March 31, 2009. The increase in net income is primarily due to an increase in other income due to debt forgiveness and a reduction of interest expense.

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

At March 31, 2010, the Company had current assets of $83,484, including cash of $14 and notes receivable of $83,470.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At March 31, 2010 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

INDEX

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

23.1	Auditor Consent Letter dated May 21, 2010.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending June 30, 2009.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2010	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	May 21, 2010

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	May 21, 2010

INDEX