Form 10-Q
period 2010-12-31
NATUREWELL INC
filed 2011-02-14
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2010

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of February 11, 2011 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

PART I
ITEM 1.  FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO S. SUITE B t SAN DIEGO t CALIFORNIA 92108 t
t Telephone (858) 722-5953t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of December 31, 2010, and the related consolidated statements of operation, and cash flows for the three months and six months ended December 31, 2010 and for the period from May 13, 2008 to December 31, 2010. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
CHANG G. PARK, CPA

February 14, 2011
San Diego, California

Member of the California Society of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of December 31, 2010	As of June 30, 2010

	unaudited	audited

ASSETS

Current Assets
Cash	$-	$-
Notes Receivable	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$71,796	$70,601
Accrued litigation costs	125,102	125,102
Loans payable	2,431,639	2,309,137

Total Current Liabilities	2,628,537	2,504,840

Long-Term Liabilities
Senior secured notes	186,374	207,216
Senior secured convertible notes	50,040	49,054
Subordinated secured convertible notes	50,040	49,054

Total Long-Term Liabilities	286,454	305,324

TOTAL LIABILITIES	$2,914,991	$2,810,164

Stockholders' Deficit
Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding as of December 31, 2010 and June 30, 2010	1	1
Series E; 3,115 shares and zero shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	31	31
Common stock, $0.00001 par value, (4,980,000,000shares authorized; 2,448,665,750 and 2,448,665,750 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively)	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,345,163)	(2,240,336)

Total Stockholders' Deficit	(2,914,991)	(2,810,164)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For Three and Six Months Ending December 31, 2010 and 2009
and for the period from May 13, 2008 to December 31, 2010

	For Three Months Ending		For Six Months Ending		Development Stage May 13, 2008 - December 31, 2010

	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Revenues
Gross Sales	$-	$-	$-	$-	$-

Net Sales	-	-	-	-	-

Costs and Expenses
Selling general & administrative	4,416	9,673	8,166	14,709	94,030
Consulting services	-	5,460	-	8,340	56,611

Total Costs and Expenses	4,416	15,133	8,166	23,049	150,641

Loss From Operations	(4,416)	(15,133)	(8,166)	(23,049)	(150,641)

Other Income & (Expenses)
Other expense	-	-	-	-	(1,783,470)
Other income	5,802	10,000	6,972	17,500	25,547
Debt forgiveness	-	407,247	-	407,247	410,303
Interest income	-	2,036		4,023	9,890
Interest expense	(52,325)	(56,388)	(103,633)	(109,731)	(856,792)

Total Other Income & (Expenses)	(46,523)	362,895	(96,661)	319,039	(2,194,522)

Net Income from continuing operations	(50,939)	347,762	(104,827)	295,990	(2,345,163)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	-	-	-	-

Loss before extraordinary item		-		-

Extraordinary item	-	-	-	-	(2,345,163)

Net Loss	$(50,939)	$347,762	$(104,827)	$295,990	$(2,345,163)

Basic Earnings (Loss) per share	$0	$0	$0	$0

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750	2,448,665,750	2,448,665,750

Diluted Earnings (Loss) per share	$0	$0	$0	$0

Weighted average number of common shares outstanding	2,448,665,750	2,473,693,045	2,448,665,750	2,473,693,045

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Audited)
For the Six Month Period Ended December 31, 2010 and 2009
and for the period from May 13, 2008 to December 31, 2010

	For the Period Ended		Development Stage May 13, 2008 -September 30, 2010

	September 30, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(104,827)	$295,990	$(2,342,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	-	(4,023)	(9,890)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness income	-	(407,247)	(407,247)
Extraordinary item	-	-
Gain on disposal on discontinued operations	-	-
Amortization of debt discount	-	-	111,781
Accrued interest expense	103,633	109,731	746,431
Other expense / bad debt	-	-	1,783,470
Accrued interest expense	-	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accrued litigation costs	-	-	(1,250)
Increase (decrease) in accounts payable	1,195	8,629	21,553

Net cash provided by (used in) operating activities	1	3,080	(97,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales
Increase note receivable	-	-	(75,000)

Net cash provided by (used in) investing activities	-	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	-	172,500

Net cash provided by (used in) financing activities	-	-	172,500

Net increase (decrease) in cash	1	3,080	(440)

Cash at beginning of period	-	441	441

Cash at end of period	1	$3,521	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	-	$-	$-

Interest paid	-	$-	$-

NON-CASH ACTIVITIES
Notes issued to officers	-	$-	$-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	-	219,754	219,754
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	2,183,000	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	3,104,139	3,104,139

Total non-cash activities	-	$5,506,893	$5,506,893

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of December 31, 2010, and the results of its operations and cash flows for the six-month periods ended December 31, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the period ending June 30, 2010 filed with the Securities and Exchange Commission.

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

C.  INVENTORY:

The Company had no Inventory as of December 31, 2010 and June 30, 2010.

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

The Company has no warrants or options outstanding as of December 31, 2010 and June 30, 2010.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with ASC 718, Compensation - Stock Based Compensation. At December 31, 2010, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the six month periods ended December 31, 2010 and 2009.

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

At December 31, 2010, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

H.  LOANS PAYABLE:

Loans payable as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Loans payable with annual interest varying from 6% to 8%	$ 2,431,640	$ 2,309,137

	$ 2,431,640	$ 2,309,137

Loans payable as of December 31, 2010 consist of the following:

(1) the current portion ($204,000) of a senior secured note held by Dutchess, face value $300,000, which matures on January 1, 2012, pays interest of 6% per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Note K - "Related Party Transactions""), (2) one unsecured note totaling $21,405, including interest thereon of $9,452 which accrues interest at the rate of 8% per annum, and (3) one senior secured note totaling $2,206,235, including interest accrued thereon of $323,235, which is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at the rate of 8% per annum until maturity on January 1, 2011. The Company did not make the required January 1, 2011 payment of interest and principal due on the note for the amount of $2,206,235, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note.

I.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge on a month to month basis. The Company also maintains storage space in San Diego, California at a cost of $111 per month. Office rent and incidental expense was $0 and $0 for the periods ended December 31, 2010 and 2009, respectively.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31, 2010	June 30, 2010

Senior Secured Notes, with annual interest of 6% to 8%	$186,374	$207,216
Subordinated Secured Convertible Notes, with annual interest of 4%	50,040	49,054
Senior Secured Convertible Notes, with annual interest of 4%	50,040	49,054

	$286,454	$305,324

The senior secured notes totaling $186,374 includes interest accrued thereon of $50,374 and are comprised of three senior secured notes that are held by Dutchess. The notes are secured by a first priority security interest in essentially all of the Company's assets, are equal in rank with other senior debt and accrues interest at rates between 6% and 8%. All three notes mature on January 1, 2012.

The senior secured convertible notes totaling $50,040 include interest accrued thereon of $5,040, and is comprised of a note that was issued to and is held by the Company's Chief Executive Officer, James R. Arabia, secured by a first priority security interest in essentially all of the Company's assets and is equal in rank with other senior debt. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The subordinated secured convertible notes totaling $50,040 includes interest accrued thereon of $5,040 and is comprised of a note that was issued to and is held by the Company's Chief Executive Officer, James R. Arabia, and is secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

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

Dutchess pays Naturewell, Incorporated, a Nevada corporation ("NWNV"), a consulting fee to prepare the Company's public filings. Included in the arrangement between NWNV and Dutchess is that NWNV will pay certain expenses on behalf of the Company related to its filings and other expenses related to maintaining its status as a public company. James R. Arabia is the Chairman and CEO of both the Company and NWNV.

L.  OTHER INCOME

Other income of $5,802 is comprised of expenses that are paid on behalf of the Company in order for it to complete its filings and maintain its status as a public company. (see also footnote K - "Related Party Transactions")

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

M.  COMMITMENTS AND CONTINGENCIES

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

Litigation and Legal Proceedings

As of December 31, 2010, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

N.  STOCK ISSUANCES:

For the period ended December 31, 2010, the Company made no issuances of stock.

O.  INCOME TAXES:

As of December 31, 2010, the Company had net operating loss carry-forwards totaling approximately $27 million, before any limitations. The carry-forwards expire through 2029.

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

Overview

NatureWell, Incorporated (the "Company") is a public company whose common stock is quoted on the Over-the-Counter Bulletin Board ("OTC-QB") under the symbol "NAWL." The Company is a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and has no operating business. Any plan of operations would be developed in conjunction with an acquisition of or merger with an operating company as yet unidentified.

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING DECEMBER 31, 2010 AS COMPARED TO THE THREE MONTH PERIOD ENDING DECEMBER 31, 2009

The Company incurred a net loss of $50,939 for the three-month period ended December 31, 2010, compared with a net loss of $347,762 for the period ended December 31, 2009. This represents a decrease in net income of $398,701 from the period ending December 31, 2009. The decrease in net income is primarily due to a decrease in other income related to debt forgiveness.

SIX MONTH PERIOD ENDING DECEMBER 31, 2010 AS COMPARED TO THE SIX MONTH PERIOD ENDING DECEMBER 31, 2009

The Company had a net loss of $104,827 for the six-month period ended December 31, 2010, compared with net income of $295,990 for the period ended December 31, 2009. This represents a decrease in net income of $400,817 from the period ending December 31, 2009. The decrease in net income is primarily due to a decrease in other income related to debt forgiveness.

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

At December 31, 2010, the Company had $0 cash and total current assets of $0.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At December 31, 2010 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

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

The Company is in payment default on a senior secured note held by Dutchess totaling $2,206,235, including interest accrued thereon of $323,235, which is secured by a first priority security interest in all of the Company's assets, is equal in rank with other senior debt and accrues interest at the rate of 8% per annum until maturity on January 1, 2011 (see also Footnote H - "Loans Payable"). The Company did not make the required January 1, 2011 payment of interest and principal due on the note for the amount of $2,206,235, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

23.1	Auditor Consent Letter dated February 14, 2011.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending June 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	February 14, 2011

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	February 14, 2011

