Form 10-K
period 2011-06-30
NATUREWELL INC
filed 2011-10-13
CIK 945617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED (Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (IRS Employer identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ X ] YES [ ] NO

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

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2010 the aggregate market value was $299,174.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 12, 2011 the Company had issued and outstanding 2,448,665,750 shares of regular common stock and 19,000,000 shares of Series A Common Stock.

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

We May Not Be Able To Continue As a Going Concern.

In their report accompanying the audit of our June 30, 2011 financial statements, our auditors expressed doubt as to our ability to continue as a going concern. Currently, the Company has no sales as a result of the disposition of its assets. Prior to the first quarter of fiscal year ending June 30, 2002, the Company was primarily engaged in research and development activities. Consequently, the Company has incurred recurring losses from previous operations. These factors, as well as the risks associated with the Company being able to consummate an acquisition of or merger with an operating business and raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

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

Risk Factors Relating To Our Current Financing Arrangements:

We Are Delinquent In Payments To Our Unsecured Creditors And May Face Collection Actions As a Result.

The Company is delinquent with a number of unsecured creditors for which no payment arrangements exist or for which no agreement to forestall collection action has been agreed upon. At June 30, 2011 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for current litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse affect on the Company's financial position, results of operations or cash flows. Unsecured creditors are comprised of a number of creditors owed amounts of less than $10,000. Whenever feasible the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, however, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

We Have Secured Debt Obligations That are in Default

As of June 30, 2011, the Company was in payment default on four senior secured notes all of which are held by Dutchess Advisors LLC ("Dutchess"). The four notes total $2,710,512, including $521,783 interest accrued thereon.

The Company has no scheduled repayment arrangements in regard to any of the defaulted debt listed above. Because this creditor is secured by virtually all of the Company's assets, the Company could face action to have its assets foreclosed upon. Collection action by any secured creditor is governed by an Intercreditor Agreement, as amended, between such creditors, which requires a majority of senior creditors to approve of any collection action by any secured creditor(s) before such action is commenced (including an action to foreclose on the Company's assets). Although the Company believes that the majority of senior creditors will not agree to authorize collection action at this time, there can be no assurance that the senior creditors will not authorize certain collection actions. If collection actions are authorized and do commence, the assets of the Company could be foreclosed upon and the Company's ability to continue as a going concern would be severely limited.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from July 1, 2010 to June 30, 2011, the closing price for the shares of the Company's stock on the OTC "Pink Sheets" ranged from $0.0001 to $0.0007 This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of June 30, 2011, the Company had outstanding approximately 1,658,544,638 shares of common stock and 19,000,000 shares of Series A common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. The SEC recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of:
*	1% of the total number of securities of the same class then outstanding; or
*	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Item 2.     PROPERTIES

The Company's corporate offices for mailing and meeting services are located at 110 West "C" St, Suite 1300, San Diego, California 92101.

Item 3.     LEGAL PROCEEDINGS

At June 30, 2011 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings related to these matters, and others in which it is involved, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of June 30, 2011, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Pink Sheets under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW

Fiscal Year 2008:
First Quarter	0.0001	0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0001	0.0001

Fiscal Year 2009:
First Quarter	0.0003	0.0001
Second Quarter	0.0008	0.0001
Third Quarter	0.0007	0.0002
Fourth Quarter	0.0005	0.0002

Fiscal Year 2010:
First Quarter	0.0003	0.0001
Second Quarter	0.0004	0.0002
Third Quarter	0.0007	0.0001
Fourth Quarter	0.0006	0.0002

Recent Sales of Unregistered Securities

For the year ended June 30, 2011 the Company made no sales of unregistered securities.

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

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company's capital requirements are unknown except in regard to monies needed to make its filings required by the Securities and Exchange Commission. The Company expects that Dutchess will pay a third-party consultant fees for the preparation of such filings (which includes the expenses related to the filings) that will be adequate to cover the expenses related to continuing to report as a public company, however, there can be no assurance that Dutchess will be willing to provide such further funding.

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

FISCAL YEAR ENDED JUNE 30, 2011 COMPARED TO THE CORRESPONDING PERIOD IN 2010.

The Company experienced net loss of $214,588 for the twelve-month period ended June 30, 2011, compared with net income of $102,718 for the same period ended June 30, 2010. This represents an increase in net loss of $317,306 from the prior year. The increase in net loss is primarily attributable to a decrease in other income related to forgiveness of debt.

Consulting fees totaled $0 for the year ended June 30, 2011, compared with $9,061 for the same period ending June 30, 2010. This represents a decrease of $9,061 from the prior year or 100.00%. General and administrative expenses incurred by the Company were $18,737 for the year ended June 30, 2011, compared with $25,219 for the same period ended June 30, 2010. This represents a decrease of $6,482 from the prior year or 25.70% due to reduced costs related to the Company's shell status.

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

At June 30, 2011 and 2010, the Company had current assets of $0 and $0, respectively, including cash of $0 and $0. The report of the Company's independent auditors on the financial statements for the fiscal year ended June 30, 2011, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern due to recurring losses and the risks associated with consummating a business acquisition or merger.

Item 8.     FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	11

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of June 30, 2011 and 2010	12

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 and for the period from May 13, 2008 to June 30, 2011.	13

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended June 30, 2011 and 2010 and for the period from May 13, 2008 to June 30, 2011.	14

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010 and for the period from May 13, 2008 to June 30, 2011.	15

Notes to Consolidated Financial Statements	16 - 20

PART I
ITEM 1. FINANCIAL STATEMENTS

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
NatureWell, Incorporated and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NatureWell, Incorporated and subsidiaries (the Development Stage "Company") as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Naturewell, Incorporated and subsidiaries as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and for the period of May 13, 2008 to June 30, 2011 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professonal Corp.

October 13, 2011
San Diego, CA 92111

Registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	As of June 30, 2011	As of June 30, 2010

ASSETS

Current Assets
Cash	$-	$-
Notes Receivable	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$73,778	$70,601
Accrued litigation costs	125,102	125,102
Loans payable	2,723,780	2,309,137

Total Current Liabilities	2,922,660	2,504,840

Long-Term Liabilities
Senior secured notes	-	207,216
Senior secured convertible notes	51,046	49,054
Subordinated secured convertible notes	51,046	49,054

Total Long-Term Liabilities	102,092	305,324

TOTAL LIABILITIES	$2,968,621	$2,810,164

Stockholders' Deficit
Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding as June 30, 2011 and June 30, 2010	1	1
Series E; 3,115 shares and zero shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	31	31
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,665,750 shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively)	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,454,924)	(2,240,336)

Total Stockholders' Deficit	(3,024,752)	(2,810,164)

TOTAL LIABILITIES &STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations For The Years Ended June 30, 2011 and 2010 and for the period from May 13, 2008 to June 30, 2011

	For Years Ended		Development Stage May 13, 2008 - June 30, 2011

	June 30, 2011	June 30, 2010

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	18,737	25,219	104,601
Consulting services	-	9,061	56,611

Total Costs and Expenses	18,737	34,280	161,212

Loss From Operations	(18,737)	(34,280)	(161,212)

Other Income &(Expenses)
Other expense, bad debt	-	(83,470)	(1,783,470)
Other income	15,561	18,575	34,137
Debt forgiveness	-	407,247	410,303
Interest income	-	4,023	9,890
Interest expense	(211,412)	(209,377)	(964,571)

Total Other Income & (Expenses)	(195,851)	136,998	(2,293,711)

Net Income from continuing operations	(214,588)	102,718	(2,454,924)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	-	-

Loss before extraordinary item	-	-	-

Extraordinary item	-	-	-

Net Loss	$(214,588)	$102,718	$(2,454,924)

Basic Earnings (Loss) per share	$0.00	$0.00

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

See Notes to Consolidated Financial Statements

NATUREWELL INCORPORATED AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders' Equity For the Years Ended June 30, 2007 through 2011

	Common Stock	Common Stock Amount	Series A Common Stock	Additional Paid-in Capital	Unearned Compensation & Officers Notes Receivable	Preferred Stock	Accumulated Deficit During Development Stage	Accumulated Deficit	Total

	136,165,952	1,362	190	20,191,300	(125,905)	1		(24,283,709)	(4,216,762)

Shares issued for conversion	8,920,533	89		22,162					22,251

Shares issued for cash	415,846,833	4,158		573,765					577,924

Shares issued for services	43,000,000	430		86,170					86,600

Cleared note receivable officer					125,905				125,905

Net loss from June 30, 2007								(2,300,308)	(2,300,308)

Balance, June 30, 2007	603,933,318	6,039	190	20,873,397	-	1	-	(26,584,017)	(5,704,390)

Shares issued for cash	282,499,644	2,825		98,742					101,567

Shares issued for conversion	733,877,099	7,339		58,722					66,061

Shares issued for compensation	828,355,689	8,284		82,836					91,120

Net income from July 1, 2007 to May 12, 2008								1,771,677	1,771,677

Net loss from May 13, 2008 - June 30, 2008							(1,816,842)	0	(1,816,842)

Balance, June 30, 2008	2,448,665,750	24,486	190	21,113,697	-	1	(1,816,842)	(24,812,340)	(5,490,808)

Preferred Stock Series E				3,104,107		31			3,104,138

Net Loss June 30, 2009							(526,212)		(526,212)

Balance, June 30, 2009	2,448,665,750	24,486	190	24,217,804	-	32	(2,343,054)	(24,812,340)	(2,912,881)

Net Loss June 30, 2010							102,718		102,718

Balance, June 30, 2010	2,448,665,750	24,486	190	24,217,804	-	32	(2,240,336)	(24,812,340)	(2,810,164)

Net Loss June 30, 2011							(214,588)		(214,588)

Balance, June 30, 2011	2,448,665,750	24,486	190	24,217,804	-	32	(2,454,924)	(24,812,340)	(3,024,753)

See Notes to Consolidated Financial Statements.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows For The Years Ended June 30, 2011 and 2010 and for the period from May 13, 2008 to June 30, 2011

	For Years Ended		Development Stage May 13, 2008 - June 30, 2011

	June 30,2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(214,588)	$102,718	$(2,452,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	-	(4,023)	(9,890)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness income	-	(407,247)	(407,247)
Extraordinary item	-	-
Gain on disposal on discontinued operations	-	-
Amortization of debt discount	-	-	111,781
Accrued interest expense	211,412	209,377	854,210
Other expense / bad debt	-	83,470	1,783,470
Accrued interest expense	-	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accrued litigation costs	-	-	(1,250)
Increase (decrease) in accounts payable	3,176	15,264	23,534

Net cash provided by (used in) operating activities	(0)	(441)	(97,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales
Increase note receivable	-	-	(75,000)

Net cash provided by (used in) investing activities			(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	-	172,500

Net cash provided by (used in) financing activities	-	-	172,500

Net increase (decrease) in cash	(0)	(441)	(441)

Cash at beginning of period	-	441	441

Cash at end of period	$(0)	$(0)	$(0)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

NON-CASH ACTIVITIES
Notes issued to officers	$-	$-	$-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	-	219,754	219,754
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	2,183,000	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	3,104,139	3,104,139

Total non-cash activities	$-	$5,506,893	$5,506,893

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING JUNE 30, 2011 AND 2010

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). Both UTI and CDHC are dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future. The Company as of June 30, 2011 also holds a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI"). NMI is also dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

PRINCIPLES OF CONSOLIDATION:

The audited consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of June 30, 2011 and 2010.

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

C.  INVENTORY:

As of June 30, 2011 and 2010 the Company has no inventory.

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

There are no warrants or options outstanding as of June 30, 2011 and 2010.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At June 30, 2011 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $0 (including officers) for the years ending June 30, 2011 and June 30, 2010, respectively.

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

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,115 shares are owned by Dutchess Advisors LLC ("Dutchess"), the Company's largest senior secured creditor (see also Note H - "Loans Payable" and Note K - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into.

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

At June 30, 2011, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

H.  LOANS PAYABLE:

Loans payable as of June 30, 2011 and 2010 are as follows:

	2011	2010

Loans payable with annual interest of 8%	$ 2,723,780	$ 2,309,137

	$ 2,723,780	$ 2,309,137

Loans payable as of June 30, 2011 consist of the following:

(1) A senior secured note issued to Dutchess, which matures on January 1, 2012, totaling $358,120 including interest accrued thereon of $58,120 The note pays interest of eight percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note, (2) One unsecured note totaling $22,269, including interest thereon of $10,317 which accrues interest at the rate of 8% per annum, (3) One senior secured note issued to Dutchess totaling $2,295,366, including interest accrued thereon of $412, 366, which accrues interest at the rate of 8% per annum, was scheduled to mature on January 1, 2011(no payment has been as of the date of this report), and is secured by a first priority security interest in essentially all of the Company's assets, and is equal in rank with other senior debt, and (iv) Two senior secured notes issued to Dutchess totaling $48,026, including interest thereon of $8,026, which accrue interest at the rate of 8% per annum, are both scheduled to mature on January 1, 2012, and are secured by a first priority security interest in essentially all of the Company's assets, and are equal in rank with other senior debt.

I.  LEASES:

The Company's corporate offices for mail and meeting space are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The office services are made available to the Company by NatureWell, Incorporated (a Nevada corporation that is privately owned by the Company's CEO, James R. Arabia) at no charge on a month to month basis. Office rent and incidental expense was $0 and $0 for the fiscal years ending June 30, 2011 and 2010, respectively.

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of June 30, 2011 and June 30, 2010 consist of the following:

	June 2011	June 2010

Senior Secured Notes, with annual interest of 8%		$207,216
Senior Secured Convertible Notes, with annual interest of 4%	51,046	49,054
Subordinated Secured Convertible Notes, with annual interest of 4%	51,046	49,054

	$102,092	$305,324

The senior secured convertible notes totaling $51,046 include interest accrued thereon of $6,046, and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia secured by a first priority security interest in essentially all of the Company's assets and is equal in rank with other senior debt. Mr. Arabia's note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

The subordinated secured convertible notes totaling $51,046 includes interest accrued thereon of $6,046 and is comprised of a note that was issued to the Company's Chief Executive Officer, James R. Arabia, and is secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

K  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $22,269, including interest thereon of $10,317 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of June 30, 2011, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

L.  STOCK ISSUANCES:

For the year ended June 30, 2011 and 2010 the Company made no stock issuances.

M.  INCOME TAXES:

As of June 30, 2011, the Company had net operating loss carry-forwards totaling approximately $27 million, before any limitations. The carry-forwards expire through 2031.

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

O.  OTHER INCOME/DEBT FORGIVENESS

Other income of $15,561 is comprised of expenses that are paid on behalf of the Company in order for it to complete its filings and maintain its status as a public company.

P.  SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the June 30, 2011 audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2011 we did maintain effective internal controls over financial reporting.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information such as the name, age, and current position(s) of each director and executive officer of the Company.

Name	Age	Position

James R. Arabia	54	Chairman, President, and Chief Executive Officer

Robert T. Malasek	43	Chief Financial Officer, Treasurer and Secretary

Douglas H. Leighton.	43	Director

Michael A. Novielli	47	Director

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

Mr. Leighton is also a director of Dutchess Private Equities Fund, Ltd. and Dutchess Advisors LLC ("Dutchess"). Dutchess holds four senior secured notes issue by the Company totaling $2,701,512, including interest accrued thereon of $521,738. All four of the loans are in payment default as of the date of this report.

MICHAEL A. NOVIELLI

Mr. Novielli is a co-founder and principal of Dutchess Capital Management, LLC ("DCM"). Since 2000, he has overseen transaction structure, risk management and regulatory compliance for DCM managed funds, including Dutchess Private Equities Fund, LTD., and is a member of the firm's Investment Committee. Mr. Novielli has over 15 years experience in securities, investment banking and asset management including tenure with PaineWebber (now UBS). He received a Bachelor of Science degree in Business from the University of South Florida in 1987. Mr. Novielli is also a director of Patient Portal Technologies, Inc. Mr. Novielli is also a director of Dutchess Private Equities Fund, Ltd. and Dutchess Advisors LLC ("Dutchess").

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

Item 11.     EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of June 30, 2011.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants

James R. Arabia Chief Executive Officer	2011	-	-	-	-	-
	2010	-	-	-	-	-
	2009	-	-	-	-	-

Robert T. Malasek Current and Former Chief Financial Officer (current CFO as of August 15, 2006)	2011	-	-	-	-	-
	2010	-	-	-	-	-
	2009	-	-	-	-	-

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$ -	-	0.0%	$ -	N/A	$ -
Robert T. Malasek	(1)	$ -	-	0.0%	$ -	N/A	$ -

(1)	There were no option grants during the year ending June 30, 2011 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)

Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	-	-	-	-
Robert T. Malasek	(1)	-	-	-	-

(1)	There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

Currently, none of the Company's directors receives any compensation for serving on the Board of Directors.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of June 30, 2011 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address	Common Stock beneficially owned (1)	Percent of Common Stock beneficially owned (1)

James R. Arabia (2) c/o NatureWell, Incorporated 110 W C St. Suite 1300 San Diego, CA 92101	555,448,482	22.5%

Financial Acquisition Partners, LP 325 W. Washington St. #2-474 San Diego, CA 92103	194,585,739	7.9%

Douglas H. Leighton (3) c/o Dutchess Advisors LLC 50Commonwealth Ave., Ste. 2 Boston, MA 02116	422,027,295	17.1%

Michael A. Novielli (4) c/o Dutchess Advisors LLC. 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%

Dutchess Advisors LLC (5) 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%

Robert T Malasek c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	6,348,533	0.3%

All directors and executive officers as a group (five individuals)	984,574,310	39.7%

1.

Applicable percentage ownership is based on 2,467,665,750 shares of common stock outstanding as of June 30, 2011 (which includes 19,000,000 shares of Series A common stock), together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2011 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

3.

Includes the following shares all of which are owned by Dutchess Advisors LLC of which Mr. Leighton is a director and shares investment and voting power over the shares along with the co-director of the LLC, Michael A. Novielli (see below); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

4.

Includes the following shares all of which are owned by Dutchess Advisors LLC of which Mr. Novielli is a director and shares investment and voting power over the shares along with the co-director of the LLC, Douglas H. Leighton (see above); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock,19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

5.

Includes 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

PREFERRED STOCK

The Company has outstanding 75 shares, $1,000 liquidation preference, of Series C Convertible Preferred Stock. Pursuant to the terms of the Series C Convertible Preferred stock, owned by Dutchess Advisors LLC ("Dutchess"), the Company's largest senior secured creditor (see also Financial Footnotes H - "Loans Payable" and K - "Related Party Transactions"). Dutchess is allowed to cast a vote, on all matters that the Company's shareholders are permitted to vote upon, equal to .7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (.7% X 75 shares = 52.5% of total vote). The shares convert into 1,875,000 shares of the Company's common stock.

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,115 shares are owned by Dutchess, the Company's largest senior secured creditor (see also Note H - "Loans Payable" and Note K - "Related Party Transactions"). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder's beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into.

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

2010 - $10,750
2009 - $16,000

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010 - $0
2009 - $0

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0
2009 - $0

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0
2009 - $0

PART IV.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	1.	Financial Statements, as set forth on the attached index to Financial Statements.
	2.	Exhibits, as set forth on the attached Exhibit Index.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

23.1	Auditor Consent Letter dated October 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2011	NATUREWELL, INCORPORATED

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

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	October 13, 2011

	Title	Date

/s/ Douglas H. Leighton Douglas H. Leighton	Director	October 13, 2011

	Title	Date

/s/ Michael A. Novielli Michael A. Novielli	Director	October 13, 2011