Form 10-Q
period 2011-09-30
NATUREWELL INC
filed 2011-11-18
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2011

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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
Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of November 10, 2011 the Company had issued and outstanding 2,448,665,750 shares of $.00001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION		3

	ITEM 1.	Financial Statements	3
		Report of Independent Registered Public Accounting Firm	3
		Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011	4
		Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited) and for the period from May 13, 2008 to September 30, 2011 (unaudited)	5
		Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (unaudited) and for the period from May 13, 2008 to September 30, 2011 (unaudited)	6
		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	ITEM 4.	Controls and Procedures	14

PART II	OTHER INFORMATION		15

	ITEM 1.	Legal Proceedings	15

	ITEM 1A.	Risk Factors	15

	ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	15

	ITEM 3.	Defaults on Senior Securities	15

	ITEM 4.	Submission of Matters to a Vote of Security Holders	15

	ITEM 5.	Other Information	15

	ITEM 6.	Exhibits	15

		SIGNATURES	16

		EXHIBITS	17-21

PART I
ITEM 1.  FINANCIAL STATEMENTS

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t
t Telephone (858) 722-5953t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheet of Naturewell, Incorporated (the "Company") as of September 30, 2011, and the related consolidated statements of operation, and cash flows for the three months ended September 30, 2011 and for the period from May 13, 2008 to September 30, 2011. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ PLS CPA
PLS CPA, A Professional Corp.

November 18, 2011
San Diego,   CA 92111

Registered with the Public Company Accounting Oversight Board

NATUREWELL, INCORPORATED AND SUBSIDIARIES Consolidated Balance Sheets

	As of September 30, 2011	As of June 30, 2011

	unaudited	audited

ASSETS

Current Assets
Cash	$-	$-
Notes Receivable	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$76,377	$73,778
Accrued litigation costs	125,102	125,102
Loans payable	2,881,370	2,723,780

Total Current Liabilities	3,082,849	2,922,660

Long-Term Liabilities
Senior secured notes	-	-
Senior secured convertible notes	-	51,046
Subordinated secured convertible notes	-	51,046

Total Long-Term Liabilities	-	102,092

TOTAL LIABILITIES	$3,082,849	$3,024,752

Stockholders' Deficit
Preferred stock, $0.01 par value,
Series C; 75 shares issued and outstanding as of September 30, 2011 and June 30, 2011	1	1
Series E; 3,115 shares and 3,115 shares issued and outstanding as of September 30, 2011 and June 30, 2011	31	31
Common stock, $0.00001 par value,
4,980,000,000 shares authorized; 2,448,665,750 and 2,448,665,750 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	24,486	24,486
Series A; 20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011, respectively	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,513,020)	(2,454,924)

Total Stockholders' Deficit	$(3,082,848)	$(3,024,752)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$-

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2011 and 2010
and for the period from May 13, 2008 to September 30, 2011

	September 30, 2011	September 30, 2010	Development Stage May 13, 2008 - September 30, 2011

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	3,300	3,750	107,901
Consulting services	-	-	56,611

Total Costs and Expenses	3,300	3,750	164,512

Loss From Operations	(3,300)	(3,750)	(164,512)

Other Income & (Expenses)
Other expense, bad debt	-	-	(1,783,470)
Other income	700	1,170	34,837
Debt forgivness	-	-	410,303
Interest income	-	1,987	9,890
Interest expense	(55,497)	(51,308)	(1,020,068)

Total Other Income & (Expenses)	(54,797)	(50,138)	(2,348,508)

Net Income from continuing operations	(58,097)	(53,888)	(2,513,020)

Discontinued operation

Net Income (Loss) from operations of discontinued business	-	-	-

Loss before extraordinary item		-

Extraordinary item	-	-	-

Net Loss	$(58,097)	$(53,888)	$(2,513,020)

Basic Earnings (Loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

Diluted Earnings (Loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,448,665,750	2,473,693,045

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Period Ended September 30, 2011 and 2010
and for the period from May 13, 2008 to September 30, 2011

	For the Period Ended		Development Stage May 13, 2008 - September 30, 2011

	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(58,097)	$(53,888)	$(2,513,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	-	-	(9,890)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness income	-	-	(407,247)
Extraordinary item	-	-	-
Gain on disposal on discontinued operations	-	-	-
Amortization of debt discount	-	-	111,781
Accrued interest expense	55,497	51,308	909,707
Other expense / bad debt	-	-	1,783,470
Accrued interest expense	-	-	-
Changes in assets and liabilities:			-
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accrued litigation costs	-	-	(1,250)
Increase (decrease) in accounts payable	2,600	2,580	28,450

Net cash provided by (used in) operating activities	-	-	(98,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales
Increase note receivalbe	-	-	(75,000)

Net cash provided by (used in) investing activities	-	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	-	172,500

Net cash provided by (used in) financing activities	-	-	172,500

Net increase (decrease) in cash	-	-	(500)

Cash at beginning of period	-	-	500

Cash at end of period	$-	$-	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

NON-CASH ACTIVITIES
Notes issued to officers	$-	$-	$-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	-	-	219,754
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	-	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	-	3,104,139

Total non-cash activities	$-	$-	$5,506,893

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2011, and the results of its operations and cash flows for the nine-month periods ended September 30, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the period ending June 30, 2011 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the fiscal year ended June 30, 2011.

B.  FORMATION OF SUBSIDIARIES:

NASAL MIST, INC.

The Company owns 91.9% of Nasal Mist ("NMI"), a subsidiary formed by the Company during August 1997, NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

C.  INVENTORY:

The Company had no Inventory as of September 30, 2011 and June 30, 2011.

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

The Company has no warrants or options outstanding as of September 30, 2011 and June 30, 2011.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with ASC 718, Compensation - Stock Based Compensation. At September 30, 2011, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the nine month periods ended September 30, 2011 and 2010.

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

At September 30, 2011, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

H.  LOANS PAYABLE:

Loans payable as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Loans payable with annual interest of 8%	$ 2,881,370	$ 2,723,780

	$ 2,881,370	$ 2,723,780

Loans payable as of September 30, 2011 consist of the following:

(1) A senior secured note issued to Dutchess, which matures on January 1, 2012, totaling $365,282 including interest accrued thereon of $65,282. The note pays interest of eight percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note, (2) One unsecured note totaling $22,715, including interest thereon of $10,762 which accrues interest at the rate of 8% per annum, (3) One senior secured note issued to Dutchess totaling $2,341,274, including interest accrued thereon of $458,274, which accrues interest at the rate of 8% per annum, was scheduled to mature on January 1, 2011(no payment has been made as of the date of this report), and is secured by a first priority security interest in essentially all of the Company's assets, and is equal in rank with other senior debt, (4) Two senior secured notes issued to Dutchess totaling $48,986, including interest thereon of $8,986, which accrue interest at the rate of 8% per annum, are both scheduled to mature on January 1, 2012, and are secured by a first priority security interest in essentially all of the Company's assets, and are equal in rank with other senior debt, (5) a senior secured convertible note totaling $51,557 include interest accrued thereon of $6,557 that was issued to the Company's Chief Executive Officer, James R. Arabia secured by a first priority security interest in essentially all of the Company's assets and is equal in rank with other senior debt. The note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price, and (6) a subordinated secured convertible note totaling $51,557 includes interest accrued thereon of $6,557 that was issued to the Company's Chief Executive Officer, James R. Arabia, and is secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price.

I.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge on a month to month basis. Office rent and incidental expense was $0 and $0 for the periods ended September 30, 2011 and 2010, respectively.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

Notes payable as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011

Subordinated Secured Convertible Notes, with annual interest of 4%	-	$ 51,046
Senior Secured Convertible Notes, with annual interest of 4%	-	51,046

	-	$102,092

K.  RELATED PARTY TRANSACTIONS

Naturewell, Incorporated, a Nevada corporation ("NWNV"), which is unaffiliated with the Company, except that James R. Arabia's CEO of both NWNV and the Company, has paid the expenses related to the filing of this report. NWNV has no formal agreement that the Company reimburse it for such expenses. There is no agreement and can be no assurance that NWNV will continue to pay such expenses in the future.

L.  OTHER INCOME

Other income of $700 is comprised of expenses that are paid on behalf of the Company in order for it to complete its filings and maintain its status as a public company. (see also footnote K - "Related Party Transactions")

M.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $22,715, including interest thereon of $10,762 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of September 30, 2011, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Notes To Consolidated Financial Statements

N.  STOCK ISSUANCES:

For the period ended September 30, 2011, the Company made no issuances of stock.

O.  INCOME TAXES:

As of September 30, 2011, the Company had net operating loss carry-forwards totaling approximately $27 million, before any limitations. The carry-forwards expire through 2031.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2010

The Company incurred a net loss of $58,097 for the three-month period ended September 30, 2011, compared with a net loss of $53,888 for the period ended September 30, 2010. This represents an increase in net loss of $4,209 from the period ending September 30, 2010. The increase in net loss is primarily due to an increase in interest expense.

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

Pending an acquisition of or merger with another business or company, the Company anticipates that it will need capital to continue to make its required public filings, defend against creditor suits or actions and to reach settlements with creditors when advisable. Although NWNV paid the expenses related to the filing of this report. There is no agreement and can be no assurance that NWNV will continue to do so in the future. There can be no assurance that NWNV will pay such third-party fees and expenses, which, if not provided, could result in the Company being unable to continue as a going concern.

At September 30, 2011, the Company had $0 cash and total current assets of $0.

PLAN OF OPERATION

The Company has no ongoing operations and any plan of operations would be developed in conjunction with the transaction of an acquisition or merger with an operating company as yet unidentified.

EXPECTED CAPITAL REQUIREMENTS

Over the next twelve months the Company's capital requirements are unknown except in regard to monies needed to make its filings required by the Securities and Exchange Commission. Although NWNV paid the expenses related to the filing of this report. There is no agreement and can be no assurance that NWNV will continue to do so in the future.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2011 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in payment default on the senior secured note held by Dutchess totaling $365,282, including interest accrued thereon of $65,282, which matures on January 1, 2012, pays interest of 6% per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Footnote H - "Loans Payable").

The Company is in payment default on a senior secured note held by Dutchess totaling $2,341,274, including interest accrued thereon of $458,274, which is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at the rate of 8% per annum and was scheduled to matured on January 1, 2011. The Company did not make the required January 1, 2011 payment of interest and principal and the note continues to accrue interest at the rate of 8% per annum and the full amount owed is due and payable, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the (see also Footnote H - "Loans Payable").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

23.1	Auditor Consent Letter dated November 18, 2011.

The Company incorporates by reference all exhibits to its Form 10-K for the year ending June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2011	NATUREWELL, INCORPORATED

By: /s/ James R. Arabia James R. Arabia Chief Executive Officer and Chairman of the Board

By: / s / Robert T. Malasek Robert T. Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/ s / James R. Arabia James R. Arabia	Chief Executive Officer and Chairman of the Board	November 18, 2011

/ s / Robert T. Malasek Robert T. Malasek	Chief Financial Officer	November 18, 2011

