Form 10-Q
period 2012-09-30
NATUREWELL INC
filed 2013-02-27
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2012

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the transition period from ________ to ________

Commission file number 0-26108

NATUREWELL, INCORPORATED [Name of small business issuer in its charter]

Delaware (State or other jurisdiction of incorporation or organization)		94-2901715 (IRS Employer identification No.)

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

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and June 30, 2012	4
	Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (unaudited) and for the period from May 13, 2008 to September 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2012 and 2011 (unaudited) and for the period from May 13, 2008 to September 30, 2012 (unaudited)	6
	Notes to Consolidated Financial Statements	8

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A.	Risk Factors	17

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	17

ITEM 3.	Defaults on Senior Securities	17

ITEM 4.	Mine Safety Disclosures	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	17

	SIGNATURES	18

	EXHIBITS	19-22

- 2 -

PLS CPA, A Professional Corp.
t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Naturewell, Incorporated

We have reviewed the accompanying consolidated balance sheets of Naturewell, Incorporated (the "Company") as of September 30, 2012, and the related consolidated statements of operation, and cash flows for the three months ended September 30, 2012 and for the period from May 13, 2008 to September 30, 2012. These consolidated financial statements are the responsibility of the Company's management.

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
PLS CPA, A Professional Corp.

February 26, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

PART I
ITEM 1.  FINANCIAL STATEMENTS

NATUREWELL, INCORPORATED AND SUBSIDIARIES (A Development Stage Company) Consolidated Balance Sheets

	As of September 30, 2012	As of June 30, 2012

	unaudited	audited

ASSETS

Current Assets
Cash	$-	$-
Notes Receivable	-	-

Total Current Assets	-	-

Other Assets
Prepaid Expenses	2,000	2,000

Total Other Assets	2,000	2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$75,308	$75,308
Accrued litigation costs	125,102	125,102
Loans payable	3,114,574	3,054,545

Total Current Liabilities	3,314,984	3,254,955

TOTAL LIABILITIES	$3,314,984	$3,254,955

Stockholders' Deficit
Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding as of September 30, 2012 and June 30, 2012	1	1
Series E; 3,115 shares and zero shares issued and outstanding as of September 30, 2012 and June 30, 2012	32	32
Common stock, $0.00001 par value, (4,980,000,000 shares authorized; 2,448,665,750 and 2,448,665,750 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000 shares authorized; 19,000,000 and 19,000,000 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively)	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,743,157)	(2,683,128)

Total Stockholders' Deficit	(3,312,984)	(3,252,955)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$2,000	$2,000

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
For The Three Months Ending September 30, 2012 and 2011
and for the period from May 13, 2008 to September 30, 2012

	Three Months Ending September 30,		Development Stage May 13, 2008 - September 30, 2012

	2012	2011

Revenues
Gross Sales	$-	$-	$-

Net Sales	-	-	-

Costs and Expenses
Selling general & administrative	-	3,300	108,951
Consulting services	-	-	56,611

Total Costs and Expenses	-	3,300	165,562

Loss From Operations	-	(3,300)	(165,562)

Other Income & (Expenses)
Other expense, bad debt	-	-	(1,783,470)
Other income	-	700	38,956
Debt forgiveness	-	-	410,303
Interest income	-	-	9,890
Interest expense	(60,029)	(55,497)	(1,253,274)

Total Other Income & (Expenses)	(60,029)	(54,797)	(2,577,595)

Net Income from continuing operations	(60,029)	(58,097)	(2,743,157)

Discontinued operation
Net Income (Loss) from operations of discontinued business	-	-	-

Loss before extraordinary item	-	-	-

Extraordinary item	-	-	-

Net Loss	$(60,029)	$(58,097)	$(2,743,157)

Basic Earnings (Loss) per share	$0	$0

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

Diluted Earnings (Loss) per share	$0	$0

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended September 30, 2012 and 2011
and for the period from May 13, 2008 to September 30, 2012

	For the Period Ended		Development Stage May 13, 2008 - September 30, 2012

	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(60,029)	$(58,092)	$(2,743,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	-	-	(9,890)
Depreciation and amortization	-	-	-
Loss on disposal of fixed assets	-	-	-
Debt forgiveness income	-	-	(407,247)
Extraordinary item	-	-	-
Gain on disposal on discontinued operations	-	-	-
Amortization of debt discount	-	-	111,781
Accrued interest expense	60,029	55,492	1,142,912
Other expense / bad debt	-	-	1,783,470
Accrued interest expense	-	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
(Increase) decrease in prepaid expenses	-	-	(2,000)
Increase (decrease) in due to officers	-	-	-
Increase (decrease) in accrued expenses	-	-	-
Increase (decrease) in accrued litigation costs	-	-	(1,250)
Increase (decrease) in accounts payable	-	2,600	27,381

Net cash provided by (used in) operating activities	0	0	(98,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from fixed assets sales	-	-	-
Increase note receivable	-	-	(75,000)

Net cash provided by (used in) investing activities	-	-	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	-
Payments made on loans payable	-	-	-
Proceeds from loans payable	-	-	172,500

Net cash provided by (used in) financing activities	-	-	172,500

Net increase (decrease) in cash	-	-	(500)

Cash at beginning of period	-	-	500

Cash at end of period	-	$-	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

NON-CASH ACTIVITIES
Notes issued to officers	$-	$-	$-
Retirement of debt	-	-	-
Reclassified long-term loan to short-term loan	-	219,754	219,754
Stock issued from conversion of convertible notes	-	-	-
Notes payable for settlement of notes	-	2,183,000	2,183,000
Stock issued for services	-	-	-
Preferred stock issuance for settlement of notes payable	-	3,104,139	3,104,139

Total non-cash activities	$-	$5,506,893	$5,506,893

See Notes to Consolidated Financial Statements

NATUREWELL, INCORPORATED AND SUBSIDIARIES
(A Development Stage Company)
Notes To Consolidated Financial Statements

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of NatureWell, Incorporated (the "Company"), as of September 30, 2012, and the results of its operations and cash flows for the three-month periods ended September 30, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-Q and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the period ending June 30, 2012 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note A of the notes to the audited consolidated financial statements included in the Company's Form 10-K registration report for the fiscal year ended June 30, 2012.

B.  FORMATION OF SUBSIDIARIES:

NASAL MIST, INC.

The Company owns 91.9% of Nasal Mist ("NMI"), a subsidiary formed by the Company during August 1997, NMI is dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

C.  INVENTORY:

The Company had no Inventory as of September 30, 2012 and June 30, 2012.

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

The Company has no warrants or options outstanding as of September 30, 2012 and June 30, 2012.

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

On December 21, 2005, the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 Stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with ASC 718, Compensation - Stock Based Compensation. At September 30, 2012, 18,642,742 shares of common stock were issued under the Plan.

The Company had no stock-based employee compensation for the three month periods ended September 30, 2012 and 2011.

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

At September 30, 2012, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

H.  LOANS PAYABLE:

Loans payable as of September 30, 2012 and June 30, 2012 consist of the following:

	September 30, 2012	June 30, 2012

Loans payable with annual interest of between 4% and 8%	$ 3,314,984	$ 3,254,955

	$ 3,314,984	$ 3,254,955

Loans payable as of September 30, 2012 consist of the following:

(1) A senior secured note issued to Dutchess, which matures on January 1, 2012, totaling $395,393 including interest accrued thereon of $95,393. The note pays interest of eight percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note, (2) One unsecured note totaling $24,587, including interest thereon of $12,635 which accrues interest at the rate of 8% per annum, (3) One senior secured note issued to Dutchess totaling $2,534,270, including interest accrued thereon of $651,270, which accrues interest at the rate of 8% per annum, was scheduled to mature on January 1, 2011, and is secured by a first priority security interest in essentially all of the Company's assets, and is equal in rank with other senior debt. There have been no payments of principal or interest on this note as of the date of this report, however, Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note,, (4) Two senior secured notes issued to Dutchess totaling $53,024, including interest thereon of $13,024, which accrue interest at the rate of 8% per annum, were both scheduled to mature on January 1, 2012, and are secured by a first priority security interest in essentially all of the Company's assets, and are equal in rank with other senior debt. Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the notes, (5) a senior secured convertible note totaling $53,650 include interest accrued thereon of $8,650 that was issued to the Company's Chief Executive Officer, James R. Arabia secured by a first priority security interest in essentially all of the Company's assets and is equal in rank with other senior debt. The note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The Company did not make the required July 1, 2012 payment of interest and principal and the note continues to accrue interest at the rate of 4% per annum and the full amount owed is due and payable, however, Mr. Arabia has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note and (6) a subordinated secured convertible note totaling $53,650 includes interest accrued thereon of $8,650 that was issued to the Company's Chief Executive Officer, James R. Arabia, and is secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company's common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. The Company did not make the required July 1, 2012 payment of interest and principal and the note continues to accrue interest at the rate of 4% per annum and the full amount owed is due and payable, however, Mr. Arabia has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note.

I.  LEASES:

The Company's corporate offices are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The offices are currently made available to the Company by Naturewell, Incorporated, a Nevada corporation ("NWNV") at no charge on a month to month basis. Office rent and incidental expense was $0 and $0 for the periods ended September 30, 2012 and 2011, respectively.

J.  NOTES PAYABLE AND LONG TERM PAYABLES:

The Company had no notes payable as of September 30, 2012 and June 30, 2012.

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

L.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $24,587, including interest thereon of $12,635 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Litigation and Legal Proceedings

As of September 30, 2012, the Company maintains a litigation reserve of $125,102 for the payment of past due unsecured creditors for which it does not have a defined payment arrangement (including creditors whose debts were extinguished due to the statute of limitations expiring for such creditors to take legal action to collect their debt). Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position, results of operations or cash flows.

M.  STOCK ISSUANCES:

For the period ended September 30, 2012, the Company made no issuances of stock.

N.  INCOME TAXES:

As of September 30, 2012, the Company had net operating loss carry-forwards totaling approximately $27 million, before any limitations. The carry-forwards expire through 2031.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

RESULTS OF OPERATIONS AND PLAN OF OPERATION

THREE MONTH PERIOD ENDING SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2011

The Company incurred a net loss of $60,029 for the three-month period ended September 30, 2012, compared with a net loss of $58,097 for the period ended September 30, 2011. This represents an increase in net loss of $1,932 from the period ending September 30, 2011. The increase in net loss is primarily due to an increase in an increase in interest expense.

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

At September 30, 2012, the Company had $0 cash and total current assets of $2,000.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2012 the Company has a litigation reserve totaling $125,102 which it maintains for legal and settlement costs associated with its restructuring efforts and for litigation arising in the ordinary course of business. Notwithstanding the litigation reserve established, in the light of the Company's current financial condition, the Company's cash liability, if any, arising from legal proceedings, could have a material adverse effect on the Company's financial position and ability to continue as a going concern. Currently the Company is not involved in any legal proceedings.

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

(4) The Company is in payment default on a senior secured convertible note held by its CEO, James R. Arabia, totaling $54,801, including interest accrued thereon of $9,801, which is secured by a first priority security interest in essentially all of the Company's assets, is equal in rank with other senior debt and accrues interest at the rate of 4% per annum and was scheduled to matured on July 1, 2012. The Company did not make the required July 1, 2012 payment of interest and principal and the note continues to accrue interest at the rate of 4% per annum and the full amount owed is due and payable, however, Mr. Arabia has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note (see also Footnote H - "Loans Payable").

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

The Company incorporates by reference all exhibits to its Form 10-K for the year ending June 30, 2012.

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