Form 10-K
period 2012-12-31
NATUREWELL INC
filed 2013-04-18
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

NATUREWELL, INCORPORATED

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

94-2901715

(IRS Employer identification No.)

800 Brickell Avenue, Suite 901, Miami, Florida 33131

(Address of principal executive office) (Zip Code)

Registrant's telephone number including area code:  (305) 789-6621

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Table of Contents

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

Yes [ ]   No [X]

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

Table of Contents	2

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

On March 13, 2013 the Company entered into an Agreement and Plan of Merger Agreement (“Merger Agreement”) with Brazil Interactive Media, Inc., a Delaware corporation (“Brazil Interactive Media”), pursuant to which the Company acquired all of the issued and outstanding shares of Brazil Interactive Media. Prior to entering into the Merger Agreement, there was no relationship between the Company or its affiliates and Brazil Interactive Media, other than in respect of the Merger Agreement and the transactions contemplated thereby. In accordance with the Merger Agreement, the shareholders of Brazil Interactive Media were issued an aggregate of 3,740,000 shares of Series G Convertible Preferred Stock of the Company (the “Series G Convertible Preferred Stock”) in exchange for all of the issued and outstanding Brazil Interactive Media Shares, or approximately 4 shares of the Company’s Series G Convertible Preferred Stock for every Brazil Interactive Media share held by the Brazil Interactive Media Shareholders. On March 27, 2013, as provided for in the Merger Agreement, the Company filed a certificate of merger with the state of Delaware, causing the merger of the Company’s wholly-owned merger subsidiary into Brazil Interactive Media pursuant to Delaware Law. Brazil Interactive Media was the surviving company, and became a wholly-owned subsidiary of NatureWell. Once the required notice period is over, the Company’s name will be changed to Brazil Interactive Media, Inc.

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

Table of Contents	3

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

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Given the location of our business in the country of Brazil, we have significant exposures to risks related to changes in foreign currency exchange rates, and interest rates, which can have material adverse effects on our business. For example, significant strengthening of the Brazilian Real relative to the U.S. dollar would affect the profitability of our U.S. parent company. In addition, in preparing our consolidated financial statements, we translate our revenues and expenses outside the U.S. into U.S. Dollars using the average foreign currency exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated translations could have a material adverse effect on our results of operations.

Our business outside the U.S. exposes us to additional risks that may materially adversely affect our business.

Our business income is generated outside the U.S. We are pursuing growth opportunities for our business in the Federal Republic of Brazil. Operating in a foreign country exposes us to political, economic, and other risks, as well as multiple foreign regulatory requirements that are subject to change, including:

•	Economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil;
•	Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the United States and Brazil;
•	Foreign regulations restricting our ability to market our products in those countries;
•	Differing labor regulations and union relationships;
•	Consequences from changes in tax laws;
•	Difficulties in obtaining financing in foreign countries for local operations; and
•	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

Our success depends on our management team, the loss of any of whom could disrupt our business operations.

Table of Contents	4

We believe that our continued success will depend to a significant extent upon the efforts and abilities of our management team, particularly our CEO, Themistocles Psomiadis, and our CFO, Jesus Quintero.  We cannot ensure that we will be able to retain the services of such officers and our failure to retain them could adversely affect our operations.  We do not currently have employment agreements executed with these two executives but anticipate entering into such agreements definitively in the near future. Further, we do not currently carry key-man life insurance on any of our executive officers.

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

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2012 to December 31, 2012, the closing price for the shares of the Company's stock on the OTC "Pink Sheets" ranged from $0.0001 to $0.0004 This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

Table of Contents	5

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Rule 144 Stock Sales

As of December 31, 2012, the Company had outstanding approximately 1,658,544,638 shares of common stock and 19,000,000 shares of Series A common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. The SEC recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

Item 2.  PROPERTIES

Following the Merger Agreement, Company's leased corporate offices for mailing and meeting services are located at 801 Brickell Avenue, Suite 900, Miami, Florida 33131. Our principal offices and television studios in Brazil are located in the city of São Paulo, state of São Paulo, at Alameda Uapixana, 278 - Planalto Paulista, São Paulo, SP CEP: 04085-030, Brazil.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Table of Contents	6

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As part of the Merger Agreement signed with Brazil Interactive Media on March 13, 2013, the board of directors of the Company unanimously declared the advisability of, and recommended that the stockholders adopt the name change and the reverse split at a ratio of 1 for 8,484 of the issued shares of the Company’s Common Stock, as described in the Merger Agreement. As of March 13, 2013, the name change and the reverse split embodied in the Merger Agreement were adopted by the written consent of holders of a majority of the voting rights represented by the Company’s Series C Convertible Preferred Stock (“Class C Stock”) entitled to vote thereon, in accordance with Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”). The board of directors decided to obtain the written consent of the holders of a majority of the voting rights represented by the Company’s outstanding shares of stock entitled to vote upon the Merger Agreement and the necessary amendment to the Company’s articles of incorporation in order to eliminate the costs and management time required to hold a special meeting of stockholders and to implement the reverse stock split in a timely manner.

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, there were over 600 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

The Company's Common Stock is traded on the Over-the-Counter Pink Sheets under the symbol "NAWL." The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW
Fiscal Year 2010:
First Quarter	0.0003	0.0001
Second Quarter	0.0004	0.0002
Third Quarter	0.0007	0.0001
Fourth Quarter	0.0006	0.0002
Fiscal Year 2011:
First Quarter	0.0004	0.0002
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Table of Contents	7

Fiscal Year 2012:
First Quarter	0.0002	0.0001
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Recent Sales of Unregistered Securities

For the year ended December 31, 2012 the Company made no sales of unregistered securities.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 13, 2013 (“Closing Date”), the Company entered into an Agreement and Plan of Merger Agreement (“Merger Agreement”) with Brazil Interactive Media, Inc., a Delaware corporation (“Brazil Interactive Media”), pursuant to which the Company acquired all of the issued and outstanding shares of Brazil Interactive Media. Prior to entering into the Merger Agreement, there was no relationship between the Company or its affiliates and Brazil Interactive Media, other than in respect of the Merger Agreement and the transactions contemplated thereby. Prior to the Merger the Company was a shell company with no operations or revenues.

OVERVIEW

Brazil Interactive Media, Inc. (“Brazil Interactive Media”), a corporation organized under the laws of Delaware on September 11, 2012, is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary EsoTV Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with an interactive telephone calling component using its own unique and proprietary program formats that include quiz shows, games, psychics and adult entertainment. Brazil Interactive Media, Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “BIM”. BIM commenced operations in 2011. BIM’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to Brazilian television broadcasting companies. BIM creates income by generating telephone call volume and sharing the resulting revenue by means of co-billing contracts with Brazilian telecommunications providers.

At its facilities in São Paulo, Brazil, BIM operates two modern television studios, producing and transmitting via satellite live television content to TV stations throughout Brazil. BIM has the capacity to broadcast the same signal throughout Latin America. Through the negotiation and purchase of block television time for strategic times and networks, BIM is able to distribute its content directly to its target audience throughout Brazil. BIM currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time through “pay-per-calls”. BIM’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with BIM.

Table of Contents	8

EXPECTED CAPITAL REQUIREMENTS

The Company anticipates that its operational and general and administrative expenses for the 12-month period ending December 31, 2013 will total approximately $500,000. The foregoing represents its best estimate of its cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and its progress with the execution of its business plan. The Company’s post-merger cash on hand and working capital are sufficient to meet its working capital requirements for the next twelve month period. However, expansion of the Company’s plan of operations is subject to attaining adequate revenue. There can be no assurance that adequate revenues will be generated. Without adequate revenues within the next twelve months, the Company still anticipates being able to continue with its post-merger activities, but it may require financing to achieve operation and growth goals and to meet its working capital requirements. If the Company is able to conduct an equity offering there will be dilution to the current stockholders of the Company and to the investors that acquire shares in the offering; and if the Company is able to conduct a debt offering, it will likely be subject to various covenants on its business operations and may be required to make payments during the term of the securities.

EXPECTED RESEARCH AND DEVELOPMENT ACTIVITIES

None.

EXPECTED PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None.

EXPECTED CHANGES IN NUMBER OF EMPLOYEES

Currently the Company has 36 full time employees. The Company does not expect any significant additions to the number of employees.

RESULTS OF OPERATIONS

As discussed above, the Company did not engage in any significant business prior to April 17, 1995. During April 1995, the Company acquired Unified Technologies, Inc., a development stage business. Since that time, the Company had been developing various healthcare products until it discontinued operations in May of 2008 following the sale of all its assets. The following results are pre-merger and do not take into consideration any results from the acquired entity.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE CORRESPONDING PERIOD IN 2012

The Company experienced net income of $605 for the six-month period ended December 31, 2012, compared with a net loss of $111,624 for the same period ended December 31, 2011. This represents a decrease in net loss of $112,229 from the prior year. The decrease in net loss is primarily attributable to an increase in other income due to the elimination of a litigation reserve in the amount of $125,102. General and administrative expenses incurred by the Company were $3,250 for the six months ended December 31, 2012, compared with $4,350 for the same period ended December 31, 2011. This represents a decrease of $1,100 from the prior year or 25.3% due primarily to the fact that the payment of much of the costs related to the Company's SEC filings and audit work is paid by third-parties without a corresponding obligation for the Company to repay such costs.

Table of Contents	9

SIX-MONTH PERIOD ENDED DECEMBER 31, 2012 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2012

The Company experienced net income of $605 for the six-month period ended December 31, 2012, compared with a net loss of $228,204 for the year ended June 30, 2012. This represents a decrease in net loss of $228,809 from the prior fiscal year. The decrease in net loss is primarily attributable to an increase in other income due to the elimination of a litigation reserve in the amount of $125,102 and a decrease in interest expenses of 107,426 due to a duration difference between six months and one year. General and administrative expenses incurred by the Company were $3,250 for the six months ended December 31, 2012, compared with $4,350 for the year ended June 30, 2012. This represents a decrease of $1,100 from the prior year or 25.3% due primarily to the fact that the payment of much of the costs related to the Company's SEC filings and audit work is paid by third-parties without a corresponding obligation for the Company to repay such costs.

PROPERTY

Following the Merger Agreement, our principal executive offices will be at 151 W. Passaic Street, Rochelle Park, New Jersey 07662. Our principal offices and television studios in Brazil are located in the city of São Paulo, state of São Paulo, at Alameda Uapixana, 278 - Planalto Paulista, São Paulo, SP CEP: 04085-030, Brazil.

Our telephone number in the United States is (201) 777-3395, and our facsimile number is (352)2600890. Our telephone number in Brazil is +55 (11) 5051-2240.

NAME CHANGE

On March 27, 2013, as provided for in the Merger Agreement, the Company filed a certificate of merger with the state of Delaware, causing the merger of the Company’s wholly-owned merger subsidiary into Brazil Interactive Media pursuant to Delaware Law. Brazil Interactive Media was the surviving company, and became a wholly-owned subsidiary of NatureWell. Once the required notice period is over, the Company’s name will be changed to Brazil Interactive Media, Inc., and the Company will perform a reverse merger, as contemplated by the Merger Agreement. The Merger Agreement and reverse merger are discussed in more detail in in the Company’s Current Report on Form 8-K filed March 21, 2013, and preliminary notice to shareholders on Form 14C filed April 2, 2013, which information is hereby incorporated by reference into this Item 7.

Table of Contents	10

Item 8.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	11

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012.	12

Consolidated Statements of Operations for the six-months ending December 31, 2012 and the year ended June 30, 2012 and for the period from May 13, 2008 to December 31, 2012.	13

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six-months ended December 31, 2012 and the year ended June 30, 2012 and for the period from May 13, 2008 to December 31, 2012.	14

Consolidated Statements of Cash Flows for the six-months ended December 31, 2012and the year ended June 30, 2012 and for the period from May 13, 2008 to December 31, 2012.	15

Notes to Consolidated Financial Statements	16-22

Table of Contents	11

PART I

ITEM 1. FINANCIAL STATEMENTS

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

____________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Naturewell, Incorporated and subsidiaries

(A Development Stage company)

We have audited the accompanying consolidated balance sheets of Naturewell, Incorporated and subsidiaries (the Development Statge "Company") as of December 31, and June 30, 2012 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 2012, for the six month ended December 31, 2012 and for the period of May 13, 2008 to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our ausit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Naturewell, Incorporated and subsidiaries as of December 31, and June 30, 2012, and the consolidated results of its operations and its cash flows for the year ended June 30, 2012, for the six month ended December 31, 2012 and for the period of May 13, 2008 to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has no operating business and has substantial amounts of debt that is in default as well as having a number of unpaid creditors. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Those factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

____________________________

PLS CPA, A Professional Corp.

April 15, 2013

San Diego, CA 92111

Table of Contents	12

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of	As of
	December 31,	June 30,
	2012	2011
	audited	audited

Current Assets
Cash	$—	$—
Notes Receivable	—	—
Total Current Assets	—	—

Other Assets
Prepaid expenses	2,000	2,000

TOTAL ASSETS	$2,000	$2,000

LIABILITIES & STOCKHOLDERS' DEFECIT

Current Liabilities
Accounts payable	$78,558	$75,308
Accrued litigation costs	—	125,102
Loans payable	3,175,792	3,054,545

Total Current Liabilities	3,254,350	3,254,955

TOTAL LIABILITIES	$3,254,350	$3,254,955

Stockholders' Deficit

Preferred stock, $0.01 par value
Series C; 75 shares issued and outstanding
as of December 31, 2012 and June 30, 2012, respectively	1	1
Series E; 3,115 shares and issued and outstanding
as of December 31, 2012 and June 30, 2012, respectively	32	32
Common stock, $0.00001 par value, (4,980,000,000
shares authorized; 2,448,665,750 and 2,448,665,750 shares
issued and outstanding as of December 31, 2012 and
June 30, 2012, respectively)	24,486	24,486
Common stock series A, $0.00001 par value, (20,000,000
shares authorized; 19,000,000 and 19,000,000 shares
issued and outstanding as of December 31, 2012 and
June 30, 2012, respectively)	190	190
Additional paid-in capital	24,217,804	24,217,804
Accumulated deficit	(24,812,340)	(24,812,340)
Accumulated deficit during the development stage	(2,682,523)	(2,683,128)

Total Stockholders' Deficit	(3,252,350)	(3,252,955)

TOTAL LIABILITIES &
STOCKHOLDERS' DEFICIT	$2,000	$2,000

See Notes to Consolidated Financial Statements.

Table of Contents	13

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Operations
For The Six Months Ended December 31, 2012 and for the Year Ended June 30, 2012
and for the period from May 13, 2008 to December 31, 2012

	For Six Month Ending	For Year Ending	Development Stage
	December 31,	June 30,	May 13, 2008 -
	2012	2012	December 31, 2012

Revenues

Gross Sales	$—	$—	$—

Net Sales	—	—	—

Costs and Expenses
Selling general & administrative	3,250	4,350	112,201
Consulting services	—	—	56,611

Total Costs and Expenses	3,250	4,350	168,812

Loss From Operations	(3,250)	(4,350)	168,812

Other Income & (Expenses)
Other expense, bad debt	—	—	(1,783,470)
Other income	125,102	4,819	164,058
Debt forgivness	—	—	410,303
Interest income		—	9,890
Interest expense	(121,247)	(228,673)	(1,314,492)

Total Other Income & (Expenses)	3,855	(223,854)	(2,513,711)

Net Income from continuing operations	605	(228,204)	(2,682,523)

Discontinued operation
Net Income (Loss) from operations of discontinued business	—	—	—

Loss before extraordinary item		—	—

Extraordinary item	—	—	—

Net Loss	$605	$(228,204)	$(2,682,523)

basic Earnings (Loss) per share	$0.00	$0.00

Weighted average number of common shares outstanding	2,448,665,750	2,448,665,750

diluted Earnings (Loss) per share	$0.00	$0.00

Weighted average number of
common shares outstanding	2,448,665,750	2,448,665,750

See Notes to Consolidated Financial Statements.

Table of Contents	14

NATUREWELL INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended June 30, 2007 through 2012

					Unearned
	Common	Common	Series A	Additional	Compensation	Preferred	Accumulated	Accumulated
	Stock	Stock	Common	Paid-in	& Officers	Stock	Defecit During	Deficit	Total
		Amount	Stock	Capital	Notes		Development
					Receivable		Stage

	136,165,952	1,362	190	20,191,300	(125,905)	1		(24,283,709)	(4,216,762)

Shares issued for conversion	8,920,533	89		22,162					22,251

Shares issued for cash	415,846,833	4,158		573,765					577,924

Shares issued for services	43,000,000	430		86,170					86,600

Cleared note receivable officer					125,905				125,905

Net Loss June 30, 2007								(2,300,308)	(2,300,308)

Balance, June 30, 2007	603,933,318	6,039	190	20,873,397	—	1		(26,584,017)	(5,704,390)

Shares issued for cash	282,499,644	2,825		98,742					101,567

Shares issued for conversion	733,877,099	7,339		58,722					66,061

Shares issued for compensation	828,355,689	8,284		82,836					91,120

Net Income July 1, 2007 - May 12, 2008								1,771,677	1,771,677

Net Loss from May 13, 2008 - June 30, 2008							(1,816,842)		(1,816,842)

Balance, June 30, 2008	2,448,665,750	24,486	190	21,113,697	—	1	(1,816,842)	(24,812,340)	(5,490,808)

Prefered Stock Series E				3,104,107		32			3,104,139

Net Loss June 30, 2009							(526,212)		(526,212)

Balance, June 30, 2009	2,448,665,750	24,486	190	24,217,804		33	(2,343,054)	(24,812,340)	(2,912,880)

Net Income June 30, 2010							102,718		102,718

Balance, June 30, 2010	2,448,665,750	24,486	190	24,217,804		33	(2,240,336)	(24,812,340)	(2,810,163)

Net Loss June 30, 2011							(214,588)		(214,588)

Balance, June 30, 2011	2,448,665,750	24,486	190	24,217,804	—	33	(2,454,924)	(24,812,340)	(3,024,751)

Net Loss June 30, 2012							(228,204)		(228,204)

Balance, June 30, 2012	2,448,665,750	24,486	190	24,217,804	—	33	(2,683,128)	(24,812,340)	(3,252,955)

Net Loss December 31, 2012							605		605

Balance, December 31, 2012	2,448,665,750	24,486	190	24,217,804	—	33	(2,682,523)	(24,812,340)	(3,252,350)

See Notes to Consolidated Financial Statements.

Table of Contents	15

NATUREWELL, INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2012 and for the Year Ended June 30, 2012
and for the period from May 13, 2008 to December 31, 2012

	For Six Month Ended	For the Year Ended	Development Stage
	December 31,	June 30,	May 13, 2008 -
	2012	2012	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$605	$(228,204)	$(2,682,523)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued interest income	—	—	(9,890)
Debt forgivness income	—	—	(407,247)
Amortization of debt discount	—	—	111,781
Accrued interest expense	121,247	228,673	1,204,130
Other expense / bad debt	—	—	1,783,470
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	—	(2,000)	(2,000)
Increase (decrease) inaccured litigation costs	(125,102)	—	(126,352)
Increase (decrease) in accounts payable	3,250	1,531	30,631

Net cash provided by (used in) operating activities	—	—	(98,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceed from fixed assets sales
Increase note receivalbe	—	—	(75,000)

Net cash provided by (used in) investing activities	—	—	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	—	—	172,500

Net cash provided by (used in) financing activities	—	—	172,500

Net increase (decrease) in cash	—	—	(500)

Cash at beginning of period	—	—	500

Cash at end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Income taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

NON-CASH ACTIVITIES

Notes issued to officers	$—	$—	$—
Retirement of debt	—	—	—
Reclassified long-term loan to short-term loan	—	—	219,754
Stock issued from conversion of convertible notes	—	—	—
Notes payable for settlement of notes	—	—	2,183,000
Stock issued for services	—	—	—
Preferred stock issuance for settlement of notes payable	—	—	3,104,139
Total non-cash activities	$—	$—	$5,506,893

See Notes to Consolidated Financial Statements.

Table of Contents	16

NATUREWELL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIOD ENDING DECEMBER 31, 2012

AND

THE TWELVE-MONTH PERIOD ENDING DECEMBER 31, 2012

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF CONSOLIDATION:

NatureWell, Inc., a California corporation ("NWI-CA") was originally incorporated on April 26, 1983 (through an earlier predecessor corporation). In August 1998, NWI-CA acquired the assets and technology of Amtech Scientific, Inc. ("ATS") of which the assets were contributed to a newly formed subsidiary of NWI-CA, DiagnosTech, Inc, a California corporation ("DTI"). In September 2001, NWI-CA formed a wholly owned subsidiary in Delaware, NatureWell, Incorporated. This wholly owned subsidiary was established for the sole purpose of reincorporating NWI-CA in Delaware. In October 2001, NWI-CA obtained approval from a vote of a majority of its shareholders to reincorporate in Delaware. On October 25, 2001, the merger of NWI-CA into NatureWell, Incorporated, a Delaware corporation ("NatureWell", "NWI" or the "Company") was consummated. NWI-CA has been "merged-out" and dissolved as a result of the reincorporation. The Company has two wholly owned subsidiaries, Unified Technologies, Inc., a California corporation ("UTI") and Chemical Dependency Healthcare of California, Inc., a California corporation ("CDHC"). Both UTI and CDHC are dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future. The Company as of December 31, 2012 also holds a 91.9 percent (91.9%) ownership interest in Nasal Mist, Inc., a California corporation ("NMI"). NMI is also dormant and not engaged in any operating activities and there are no plans to engage in any activities in the future.

CHANGE IN FISCAL YEAR:

By filing this Form 10K the Company is changing its fiscal year from the period ending on June 30 to the period ending on December 31. As such, this report is for the six-month period ending December 31, 2012 and the twelve-month period ending June 30, 2012. (See also Footnote O – “Subsequent Events”)

PRINCIPLES OF CONSOLIDATION:

The audited consolidated financial statements include the accounts of the Company and its subsidiaries and present them as one economic entity. All significant intercompany transactions and balances have been eliminated in consolidation as of December 31, 2012 and June 30, 2012.

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

Table of Contents	17

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

C.  INVENTORY:

As of December 31, 2012 and June 30, 2012 the Company has no inventory.

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

There are no warrants or options outstanding as of December 31, 2012 and June 30, 2012.

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

On December 21, 2005 the Plan was amended to allow for the issuance of up to 30,000,000 shares of S-8 stock. In addition to the shares authorized by the Plan, the Company may issue restricted shares, or securities that convert into restricted common stock (including convertible notes), to non-employees, employees, directors and consultants for services. Shares issued to non-employees, employees and directors in return for services are valued under the fair value method in accordance with SFAS 123. At December 31, 2012 18,642,742 shares were issued under the Plan.

Total compensation cost recognized in income for stock-based employee compensation was $0 and $0 (including officers) for the periods ending December 31, 2012 and June 30, 2012, respectively.

F.  PREFERRED STOCK:

Table of Contents	18

The Company has outstanding 75 shares of Series C Convertible Preferred Stock (the "Series C Preferred"). Each share of Series C Preferred has a $1,000 liquidation preference, and all 75 shares are owned by Dutchess Advisors LLC ("Dutchess"), the Company's largest senior secured creditor (See also Note O – “Subsequent Events”). Pursuant to the terms of the Certificate of Designation for the Series C Preferred, Dutchess is allowed to cast a vote on all matters that the Company's shareholders are permitted to vote upon, equal to 0.7% of all outstanding securities that are eligible to vote at the time of such shareholder action for each share of Series C Convertible Preferred that it owns (0.7% X 75 shares = 52.5% of total vote). Each share of Series C Preferred is convertible into 25,000 shares of the Company's common stock (1,875,000 total).

The Company has outstanding 3,115 shares of Series E Convertible Preferred Stock (the "Series E Preferred"). Each share of Series E Preferred has a $1,000 liquidation preference, and all 3,115 shares are owned by Dutchess Advisors LLC ("Dutchess"), the Company's largest senior secured creditor (See also Note O – “Subsequent Events”). Pursuant to the terms of the Certificate of Designation for the Series E Preferred, each share is convertible into 1,333 shares of common stock (which conversion price is not subject to adjustment due to a reverse split), provided however, in no event shall the Company permit such conversion, into that number of shares of common stock which, when added to number of shares of common stock already beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended), by the holder, would cause the holder’s beneficial ownership of common stock to exceed 4.99% of the number of shares of common stock outstanding as of the conversion date for the shares of Series E Preferred that the holder seeks to convert. On any matter for which the shareholders of the Company are entitled to vote, each share of Series E Preferred shall be entitled to cast a number of votes equal to the number of whole shares of common stock into which such share of Series E Preferred could then be converted into. (See also Footnote O – “Subsequent Events”)

G.  SERIES A COMMON STOCK

The Company has 20,000,000 authorized shares of Series A Common Stock of which 19,000,000 shares are issued and outstanding all of which are owned by Dutchess. Each share of Series A Common Stock shall entitle the holder to cast ten (10) votes for all matters presented to the shareholders for vote, and each share may be converted at the option of the holder into one share of regular Common Stock by surrendering to the Company the certificate or certificates evidencing the shares of Series A Common Stock to be converted together with a written request that the shares be so converted. Holders of regular Common Stock and Series A Common Stock shall vote together as a single class on all matters as to which holders of the class of common stock are entitled to vote, except as may be otherwise required by law. (See also Footnote O – “Subsequent Events”)

At December 31, 2012, the 19,000,000 shares of Series A Common Stock were eligible to cast a vote equal to 7.2% of the eligible votes possessed by the common stock as a class (190,000,000 votes of an eligible 2,638,665,750 votes) and 3.41% of the eligible votes possessed by the common stock and preferred stock voting together (190,000,000 votes of an eligible 5,563,770,621).

H.  LOANS PAYABLE:

Loans payable as of December 31, 2012 and June 30, 2012 are as follows:

	December 31, 2012	June 30, 2012

Loans payable with annual interest of between 4% and 8%	$3,175,792	$3,054,545

	$3,175,792	$3,054,545

Table of Contents	19

Loans payable as of December 31, 2012 consist of the following:

(1) A senior secured note issued to Dutchess, which matures on January 1, 2012, totaling $403,301 including interest accrued thereon of $103,301. The note pays interest of eight percent per annum, requires minimum monthly payments of $6,000 beginning on March 1, 2009, is secured by a lien on all of the Company's assets, and is equal in rank with all other senior secured debt of the Company. The Company did not make the required March 1, 2009 payment on the note or any required payments thereafter, however Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note, (2) One unsecured note totaling $25,079, including interest thereon of $13,127 which accrues interest at the rate of 8% per annum, (3) One senior secured note issued to Dutchess totaling $2,584,955, including interest accrued thereon of $701,955, which accrues interest at the rate of 8% per annum, was scheduled to mature on January 1, 2011, and is secured by a first priority security interest in essentially all of the Company's assets, and is equal in rank with other senior debt. There have been no payments of principal or interest on this note as of the date of this report, however, Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the note, (4) Two senior secured notes issued to Dutchess totaling $54,084, including interest thereon of $14,084, which accrue interest at the rate of 8% per annum, were both scheduled to mature on January 1, 2012, and are secured by a first priority security interest in essentially all of the Company's assets, and are equal in rank with other senior debt. There have been no payments of principal or interest on these notes as of the date of this report, however, Dutchess has not initiated any collection action and has not given notice of any intent to exercise any remedies available under the terms of the notes, (5) a senior secured convertible note totaling $54,186, which includes interest accrued thereon of $9,186 that was issued to the Company’s Chief Executive Officer, James R. Arabia, secured by a first priority security interest in essentially all of the Company's assets and is equal in rank with other senior debt. The note accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company’s common stock at a conversion price of $.01 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price, and (6) a subordinated secured convertible note totaling $54,186 includes interest accrued thereon of $9,186 that was issued to the Company’s Chief Executive Officer, James R. Arabia, and is secured by a subordinate security interest (subordinated to senior debt) in essentially all of the Company's assets, is equal in rank with other subordinate secured debt, accrues interest at the rate of 4% per annum until maturity on July 1, 2012 and is convertible into the Company’s common stock at a conversion price of $.02 at the option of the holder, however, after July 1, 2010 the Company shall have the right to force conversion of the note at the conversion price. (See also Footnote O – “Subsequent Events”)

I.  LEASES:

The Company's corporate offices for mail and meeting space are located at 110 West "C" St, Suite 1300, San Diego, California 92101. The office services are made available to the Company by Naturewell, Incorporated (a Nevada corporation that is privately owned by the Company’s CEO, James R. Arabia) at no charge on a month to month basis. Office rent and incidental expense was $0 and $0 for the periods ending December 31, 2012 and June 30, 2012, respectively.

J.  COMMITMENTS AND CONTINGENCIES

Unsecured Creditors of the Company

The Company is in payment default on an unsecured note totaling $25,079, including interest thereon of $13,127 which accrues interest at the rate of 8% per annum. Whenever feasible, the Company negotiates with these creditors to reach settlement agreements that are acceptable to the Company, including agreements to swap equity for debt owed to these creditors. However, if the Company is unable to reach acceptable settlement arrangements it may be subject to various collection actions.

Table of Contents	20

K.  STOCK ISSUANCES:

For the year ended June 30, 2012 and 2011 the Company made no stock issuances.

L.  INCOME TAXES:

As of December 31, 2012, the Company had net operating loss carry-forwards totaling approximately $27 million, before any limitations. The carry-forwards expire through 2032.

The realization of any future income tax benefits from the utilization of net operating losses may be severely limited. Federal and state tax laws contain complicated change of control provisions (generally when a more than 50 percent ownership change occurs within a three-year period), which, if triggered, could limit or eliminate the use of the Company's net operating loss carry-forwards. (See also Footnote O – “Subsequent Events”)

M.  GOING CONCERN:

As of December 31, 2012 the Company was a shell company as defined under Rule 12b-2 of the Exchange Act and had no operating business. Without an operating business the Company has no revenue, cash flow or earnings available to meet its obligations. Consequently, the Company would need to raise additional capital to meet its reporting requirements and to defend, when necessary, against creditors that attempt to collect on their debt. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities created uncertainty as to the Company's ability to continue as a going concern.

The Company's plan to address its going concern issues is to locate a viable operating business to acquire or merge with. (See Footnote O – “Subsequent Events” for description of Merger with an operating company)

N.  OTHER INCOME/DEBT FORGIVENESS

Other income of $125, 102 is comprised of the elimination of a litigation reserve that the Company had previously maintained. The Company has not been involved in, or threatened with, litigation in several years and therefore determined that the reserve was no longer necessary.

O.  SUBSEQUENT EVENTS

On March 13, 2013 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger Agreement (the “Merger Agreement”) with Brazil Interactive Media, Inc., a Delaware corporation (“Brazil Interactive Media”), and the Company’s wholly-owned subsidiary, BIMI Acquisition Corp., a Delaware corporation incorporated by the Company on February 20, 2013 specifically for the purpose of consummating the Merger Agreement (the “Merger Sub”), pursuant to which the Company acquired all of the issued and outstanding shares of Brazil Interactive Media (the “Brazil Interactive Media Shares”). Prior to entering into the Merger Agreement, there was no relationship between the Company or its affiliates and Brazil Interactive Media, other than in respect of the Merger Agreement and the transactions contemplated thereby.

In accordance with the Merger Agreement, the shareholders of Brazil Interactive Media (the “Brazil Interactive Media Shareholders”) were issued an aggregate of 3,740,000 shares of Series G Convertible Preferred Stock of the Company (the “Series G Convertible Preferred Stock”) in exchange for all of the issued and outstanding Brazil Interactive Media Shares, or approximately 4 shares of the Company’s Series G Convertible Preferred Stock for every Brazil Interactive Media share held by the Brazil Interactive Media Shareholders (the “Share Exchange”).

Table of Contents	21

The Merger Agreement provided that after the Closing Date, the Company will perform a reverse merger at a ratio of 8,484 to one, and subsequently convert all issued and outstanding Series G Convertible Preferred Stock to Company common stock at a ratio of one to ten. Pursuant to the conversion ratios in the Merger Agreement, after the reverse merger and conversion of Series G Convertible Preferred Stock to common stock, the former Brazil Interactive Media Shareholders will hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% will be owned by the Company's pre-merger shareholders. As a condition to closing of the Merger Agreement, the Company has requested that the Series G Convertible Preferred Stock issued pursuant to the Share Exchange, and the Common Stock to be newly issued upon its conversion, will be subject to a voluntary Lock Up and Leak Out Agreement between the Company and certain shareholders.

Prior to the Closing Date, the Company converted 3,115 shares of Series E Convertible Preferred Stock to common stock. As a result, on the Closing Date, 2,454,693,045 shares of the Company’s common stock were issued and outstanding, and 3,970,746 shares of the Company’s Series G Convertible Preferred Stock were issued in connection with the Merger Agreement. Our current authorized capitalization consists of 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01.  However, pursuant to the terms of the Merger Agreement, the Company will file a Certificate of Amendment to decrease our authorized capitalization to 100,000,000 shares of common stock, par value $0.00001, and 5,000,000 shares of preferred stock, par value $0.01.

On March 27, 2013, as provided for in the Merger Agreement, the Company filed a certificate of merger with the state of Delaware, causing the merger of the Company’s wholly-owned merger subsidiary into Brazil Interactive Media pursuant to Delaware Law. Brazil Interactive Media was the surviving company, and became a wholly-owned subsidiary of the Company. Once the required notice period is over, the Company’s name will be changed to Brazil Interactive Media, Inc., Brazil Interactive Media’s name will be changed to BIMI, Inc. and the Company will perform a reverse merger, as contemplated by the Merger Agreement.

As a result of the Merger Agreement, Mr. James R. Arabia resigned as Chief Executive Officer and director of the Company and Mr. Robert T. Malasek resigned as Chief Financial Officer. Also as a result of the Merger Agreement, Mr. Themistocles Psomiadis became the Chief Executive Officer and a director of the Company, and Mr. Jesus Quintero became the Chief Financial Officer of the Company.

For accounting purposes, the we account for the assets and liabilities of the Company and Brazil Interactive Media on a consolidated basis at their historical cost as presented in Exhibit 99.1.

We will begin to file annual and quarterly reports based upon the fiscal year-end of Brazil Interactive Media, which is December 31.

As a result of the Merger Agreement, as of March 13, 2013, the Company, through its wholly-owned subsidiary, Brazil Interactive Media, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At its facilities in São Paulo, Brazil, the Company operates modern television studios, producing and transmitting live television content via satellite to TV stations throughout Brazil. The Company has the capacity to broadcast the same signal throughout Latin America. Through the negotiation and purchase of block television time for strategic times and networks, the Company distributes its content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time through “pay-per-calls”. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

Table of Contents	22

On March 22, 2013, the Company entered into Stock Purchase Agreements (individually the “Purchase Agreement” and collectively the “Purchase Agreements”) with Dutchess Global Strategies Fund LLC, a New York limited liability company (“Dutchess Global”), and Dutchess Opportunity Fund II LP, a Delaware limited partnership (“Dutchess Opportunity”, and with Dutchess Global, collectively the “Dutchess Funds” or the “Purchasers”).  The Purchase Agreements provided for the purchase by the Dutchess Funds of an aggregate of 2,500 shares of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a purchase price of $100.00 per share (the “Offering”). The Preferred Shares may be convertible into the Company’s Common Stock, at the sole option of the holder, at a conversion price of $0.30 per share.  In addition to the Preferred Shares, the Company also agreed to issue to the Dutchess Funds five-year warrants to purchase, in the aggregate, 208,334 shares of the Company’s Common Stock  at an exercise prices of $0.60 per share (the “Warrants”).

In connection with the Offering, the Company has also granted certain registration rights to the Purchasers requiring that the Company file a registration statement with the U.S. Securities and Exchange Statement covering the shares of Common Stock underlying the Preferred Shares and the Warrants.

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the December 31, 2012 audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012 we did maintain effective internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the Annual Report.

Table of Contents	23

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

In conjunction with the Merger Agreement, James R. Arabia resigned from his positions as Chief Executive Officer and director, and Matthew Malesek resigned as director, effective as of the Closing Date.  Themistocles Psomiadis was appointed to serve as Chief Executive Officer, Jesus Quintero was appointed as the Chief Financial Officer and Alan T. Hawkins was appointed to serve as secretary. Mr. Arabia and Mr. Malesek have been be replaced on the Company’s board of directors by Messrs. Themistocles Psomiadis and Michael Novielli.

Table of Contents	24

The following individuals serve as the executive officers and key employees of our Company as of the Closing Date of the Merger Agreement. The executive officers of our Company are appointed by our board of directors and hold office as set forth in their respective employment agreements or until their earlier death, resignation or removal from office.

Name	Position

Themistocles Psomiadis	Chief Executive Officer, Director

Jesus Quintero	Chief Financial Officer

Alan T. Hawkins	Secretary

Andrea Villas Boas	Key Employee

Michael Novielli	Director

Douglas H. Leighton	Director

Themistocles Psomiadis -  From December, 2012 to the present, Mr. Psomiadis has served as CEO and chairman of Brazil Interactive Media, Inc. Under the Merger Agreement, Mr. Psomiadis has also been appointed as CEO and director of the Company beginning on the Closing Date. From June, 2011 to September, 2012, Mr. Psomiadis was a consultant to Brazil Interactive Media’s Brazilian subsidiary EsoTV with Brazilian Investment Group, LLC. From 1970 to 2010, Mr. Psomiadis worked in the financial sector, serving as CFO of County Trust Company from 1970 to 1980 and from 2005 to 2010 with New York Life, where he was a partner. Also during that time, he started and developed several financial businesses. From 2009 to the present, he has served as executive director of Brazilian Investment Group, LLC. Mr. Psomiadis attended New York University and holds general securities Series 7, Series 63 and Series 66 licenses. He is fluent in English, Brazilian Portuguese, Spanish and Greek.

Jesus Quintero, CPA -  From January, 2013 to the present, Mr. Quintero has served as Brazil Interactive Media’s Chief Financial Officer. Under the Merger Agreement, Mr. Quintero has also been appointed as the CFO of the Company beginning on the Closing Date. From 2011 to the present, Mr. Quintero has served as a financial consultant to several multi-million dollar businesses in South Florida. He has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc. (NYSE:AVT), Latin Node, Inc., Globetel Communications Corp. (AMEX:GTE) and Telefonica of Spain. His prior experience also includes tenure with PriceWaterhouse and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant. He is fluent in English and Spanish, and conversant in Brazilian Portuguese.

Alan T. Hawkins - From September 2012 to the present, Mr. Hawkins has served as general counsel to Brazil Interactive Media, and under the Merger Agreement, has been appointed as the corporate secretary and general counsel of the Company beginning on the Closing Date. Mr. Hawkins is a practicing attorney representing venture capital funds in operational, corporate and tax law matters, and representing private companies in transactional, corporate finance, venture capital, and general corporate matters. From 2009 to the present, he has been a managing director at Brazilian Investment Group, LLC. Mr. Hawkins earned a JD from the University of Florida School of Law in Gainesville, where he also studied Latin American Business and Language. He received his BA in Language from Fort Lewis College. Mr. Hawkins is a member of the Florida Bar Association. He is fluent in English, Brazilian Portuguese and Spanish.

Table of Contents	25

Andrea Villas Boas - From November 28, 2012 until the present, Ms. Villas Boas has served as a director and key employee of Brazil Interactive Media, Inc. and due to the Merger Agreement, became the majority beneficial shareholder of the Company. From 2011 to the present, she has served as a key employee, managing human resources for the Company’s Brazilian subsidiary. From 1994 to 2001, Ms. Villas Boas worked as human resources manager at Chase Manhattan Bank in São Paulo, Brazil. From 2001 to 2004, she served as director of human resources at ING Bank in São Paulo. From 2005 to the present, she has provided consulting services to Brazilian banks and businesses with Minds and Methods, a Brazilian human resources and management consulting firm she founded in 2005. From 2007 to 2009, she served as a director of the Brazilian Human Resources Association. Ms. Villas Boas earned her MBA in Human Resources from the University of São Paulo’s FIA Business School in 2000 and was awarded her undergraduate degree in psychology from the Catholic University of São Paulo in 1988.

Michael Novielli – Since 1996 to the present, Mr. Novielli has served as a Managing Partner of Dutchess Capital, where he co-managed an investment portfolio of $125 million in assets and has made over $200 million in principal investments in emerging growth companies, within the U.S. domestic as well as global markets. Mr. Novielli co-manages risk assessment, oversees investment opportunities and deal origination in Asia and Latin America, as well as the firm’s legal and compliance matters. He is also a member of Dutchess’s investment committee and has 21 years of experience in securities, investment banking and asset management. Prior to founding Dutchess, Mr. Novielli began his investment career with PaineWebber and Co., where he served from 1992 to 1995. He received a Bachelor of Science degree in Business from the University of South Florida.

Douglas H. Leighton - Since 1996 to the present, Mr. Leighton has served as a Managing Partner of Dutchess Capital, where he co-managed an investment portfolio of $125 million in assets and has made over $200 million in principal investments in emerging growth companies, within the U.S. domestic as well as global markets. Mr. Leighton co-manages risk assessment, oversees investment opportunities and deal origination in North America, Europe and Australia, as well as trading and investor relations. He is also a member of Dutchess’s investment committee and has 22 years of experience in trading, investment banking and asset management. Prior to founding Dutchess, from 1990 to 1996, Mr. Leighton was president of Beacon Capital, a Boston-based investment banking firm. He received a combined Bachelor of Arts and Bachelor of Science in Economics and Finance from the University of Hartford.

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Mr. Novielli is a Class I director, Mr. Psomiadis is a Class 2 Director and Mr. Leighton is a Class III director.

The members of the board of directors maintained regular informal contact throughout the year and acted, when necessary, upon unanimous written consent.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of December 31, 2012.

Table of Contents	26

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other	Stock Awards	Warrants
James R. Arabia Former Chief Executive Officer	2012	-	-	-	-	-
	2011	-	-	-	-	-
	2010	-	-	-	-	-

Robert T. Malasek Former Chief Financial Officer(current CFO as of August 15, 2006)	2012	-	-	-	-	-
	2011	-	-	-	-	-
	2010	-	-	-	-	-

 The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

James R. Arabia	(1)	$—	—	0.0%	$—	N/A	$—
Robert T. Malasek	(1)	$—	—	0.0%	$—	N/A	$—

(1) There were no option grants during the year ending December 31, 2011 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

Table of Contents	27

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name		Exercisable	Unexercisable	Exercisable	Unexercisable

James R. Arabia	(1)	—	—	—	—
Robert T. Malasek	(1)	—	—	—	—

(1) There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

Currently, none of the Company's directors receives any compensation for serving on the Board of Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of Common Stock, as of December 31, 2012 (assuming the exercise of options, issuance of stock grants, the conversion of convertible debt or preferred stock with underlying common stock conversion rights, and warrants that are exercisable within 60 days of the date hereof) by:

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

Name and Address	Common Stock beneficially owned (1)(6)	Percent of Common Stock beneficially owned (1)(6)
James R. Arabia (2) c/o NatureWell, Incorporated 110 W C St. Suite 1300 San Diego, CA 92101	360,862,743	4.6%
Financial Acquisition Partners, LP c/o NatureWell, Incorporated 110 W C St. Suite 1300 San Diego, CA 92101	194,585,739	7.9%
Douglas H. Leighton (3) c/o Dutchess Advisors LLC. 50 Commonwealth Ave., Ste. 2 Boston, MA 02116	422,027,295	17.1%

Table of Contents	28

Michael A. Novielli (4) c/o Dutchess Advisors LLC. 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%
Dutchess Advisors LLC. (5) 50 Commonwealth Ave., Ste 2 Boston, MA 02216	422,027,295	17.1%
Robert T Malasek c/o NatureWell, Inc. 110 W C St. Suite 1300 San Diego, CA 92101	6,348,533	0.3%
All directors and executive officers as a group (five individuals)	984,574,310	31.8%

1.	Applicable percentage ownership is based on 2,467,665,750 shares of common stock outstanding as of December 31, 2012 (which includes 19,000,000 shares of Series A common stock), together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2012 for each stockholder. Includes shares of common stock underlying convertible securities. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
2.	Includes the following securities; 6,000,000 shares of common stock underlying two convertible notes owned by Mr. Arabia with a face value of $90,000 and 354,862,743 shares of common stock owned by Mr. Arabia. Does not include 194,585,739 shares of common stock held by Financial Acquisition Partners, LP ("FALP"), a partnership for which Mr. Arabia was formerly the sole General Partner.
3.	Includes the following shares all of which are owned by Dutchess Advisors LLC of which Mr. Leighton is a director and shares investment and voting power over the shares along with the co-director of the LLC, Michael A. Novielli (see below); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.
4.	Includes the following shares all of which are owned by Dutchess Advisors LLC of which Mr. Novielli is a director and shares investment and voting power over the shares along with the co-director of the LLC, Douglas H. Leighton (see above); 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.
5.	Includes 1,875,000 shares of common stock underlying the Series C convertible preferred stock, 4,152,295 underlying the Series E convertible preferred stock, 19,000,000 shares of Series A common stock and 397,000,000 shares of common stock.
6.	This Security Ownership table should be read in conjunction with Footnote O to the Financial Statements – “Subsequent Events”)

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors of Dutchess.

Table of Contents	29

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On March 22, 2013, the Company entered into Stock Purchase Agreements (individually the “Purchase Agreement” and collectively the “Purchase Agreements”) with Dutchess Global Strategies Fund LLC, a New York limited liability company (“Dutchess Global”), and Dutchess Opportunity Fund II LP, a Delaware limited partnership (“Dutchess Opportunity”, and with Dutchess Global, collectively the “Dutchess Funds” or the “Purchasers”).  Two of the Company's directors, Douglas H. Leighton and Michael A. Novielli, are also directors and principals of the Dutchess Funds.

The Purchase Agreements provided for the purchase by the Dutchess Funds of an aggregate of 2,500 shares of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a purchase price of $100.00 per share (the “Offering”). The Preferred Shares may be convertible into the Company’s Common Stock, at the sole option of the holder, at a conversion price of $0.30 per share.  In addition to the Preferred Shares, the Company also agreed to issue to the Dutchess Funds five-year warrants to purchase, in the aggregate, 208,334 shares of the Company’s Common Stock  at an exercise prices of $0.60 per share (the “Warrants”). The approximate dollar value of the amount involved in the transaction is $250,000. The approximate dollar value of the amount of the Company’s directors, Douglas H. Leighton and Michael A. Novielli, interest in the transaction, is $250,000.

In connection with the Offering, the Company also granted certain registration rights to the Purchasers requiring that the Company file a registration statement with the U.S. Securities and Exchange Statement covering the shares of Common Stock underlying the Preferred Shares and the Warrants.

Except as set forth in our discussion above, none of our Directors, director nominees or executive officers has been involved in any transactions with us or any of our Directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

For the six months ended December 31, 2012 - $0

For the year ended June 30, 2012 - $6,750

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012 - $0

2011 - $0

Table of Contents	30

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $0

2011 -$ 0

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $0

2011 - $0

Table of Contents	31

PART IV.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements, as set forth on the attached index to Financial Statements.

2. Exhibits, as set forth on the attached Exhibit Index.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
23.1	Auditor Consent Letter dated April 15, 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Table of Contents	32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2013

NATUREWELL, INCORPORATED

By:   /s/ Themistocles Psomiadis

Themistocles Psomiadis

Chief Executive Officer, Chairman

(Principal Executive Officer)

By:   /s/ Jesus Quintero

Jesus Quintero

Chief Financial Officer

(Principal Financial and Accounting Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/ s / Themistocles Psomiadis Themistocles Psomiadis	Chief Executive Officer and Chairman of the Board	April 15, 2013

	Title	Date
/s/ Douglas H. Leighton Douglas H. Leighton	Director	April 15, 2013

	Title	Date
/s/ Michael A. Novielli Michael A. Novielli	Director	April 15, 2013

Table of Contents	33

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from May 13, 2008 to December 31, 2012.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011 and for the period from May 13, 2008 to December 31, 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from May 13, 2008 to December 31, 2012.

Notes to Consolidated Financial Statements

Table of Contents	34