Form 10-Q
period 2013-03-31
NATUREWELL INC
filed 2013-05-21
CIK 945617

Form 10-Q BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY

Filed: May 20, 2013 (period: March 31, 2013)

Quarterly report with a continuing view of a company's financial position

The information contained herein may not be copied, adapted or distributed and is not warranted to be accurate, complete or timely. The user assumes all risks for any damages or losses arising from any use of this information, except to the extent such damages or losses cannot be limited or excluded by applicable law. Past financial performance is no guarantee of future results.

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-26108

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY

 (Exact name of small business issuer as specified in its charter)

Delaware	94-2901715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Brickell Avenue, Suite 900

Miami, FL 33131

(Address, including zip code, of principal executive offices)

305-789-6621

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 20, 2013, the issuer had 40,000,000 shares of common stock issued and outstanding.

Table of Contents	-1-

Table of Contents

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

Consolidated Statements of Operations for the Three months Ended March 31, 2013 and March 31, 2012 (Unaudited)

Consolidated Statements of Cash Flows for the Three months Ended March 31, 2013 and March 31, 2012 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Table of Contents	-2-

Part I. Financial Information

Item 1. Financial Statements

Table of Contents	-3-

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
	March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets:
Cash	506,963	146,331
Accounts receivable	865,119	484,982
Prepayments and advances	122,958	68,910
Total Current Assets	1,495,040	700,223
Property, Plant and Equipment
Fixed assets	485,360	447,619
Accumulated depreciation	(22,840)	0
FIXED ASSETS - NET	462,520	447,619
Other Assets
Intangible Assets	5,200	0
Total Other Assets	5,200	0
TOTAL ASSETS	1,962,760	1,147,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	690,048	171,497
Taxes payable	308,455	194,883
Loan payable	174,557	170,000
Advances from third party	210,618	220,000
Current portion of Bank Loans payable	13,355	22,621
Total current liabilities	1,397,033	779,001
Long-term liabilities:
Bank loans payable	1,114	0
Tax payable - Longterm	433,262	436,355
Total Long-term liabilities	434,376	436,355
Total Liabilities	1,831,409	1,215,356

Stockholders’ Equity
Preferred Stock, Series C preferred, $0.01 par value, 75 shares authorized, 75 and -0- shares issued and outstanding, respectively	1	0
Series G preferred, $0.01 par value, 4,000,000 shares authorized; 3,970,746 and -0- shares issued and outstanding, respectively	39,707	0
Series H preferred, $0.01 par value, 30,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	25	0
Due from shareholder	0	(5,366)
Common stock, $0.00001 par value, 4,980,000,000 shares authorized; 2,480,038,195 and 2,448,665,750 shares issued and outstanding, respectively	24,800	100
Additional paid-in-capital	263,442	225,147
Accumulated other comprehensive income (loss)	74,042	(14,015)
Retained earnings	(270,666)	(273,380)
Total Stockholder's Equity	131,352	(67,514)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,962,760	1,147,842

The accompanying notes are an integral part of these financial statements

Table of Contents	-4-

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

	For the three months ended March 31, 2013 (unaudited)	For the three months ended March 31, 2012 (unaudited)
REVENUES	2,308,005	931,681
Cost of revenues	1,522,326	743,041

Gross Profit	785,679	188,640

OPERATING EXPENSES
Other Taxes	77,605	40,901
Subcontractor Expense	413,750	16,822
Rent	43,133	31,963
Other General and administrative	201,218	9,010
Total Operating Expenses	735,706	98,696

Operating Income	49,973	89,944

Other comprehensive Income (Expense)
Interest Income	185	0
Interest Expense	(12,688)	(1,141)
Total Other Income (Expense)	(12,503)	(1,141)

Income before Income Taxes	37,470	88,803

Provision for Income Taxes	33,913	98,308

NET INCOME (LOSS)	3,557	(9,505)

Other comprehensive income
Foreign currency translation adjustment	88,057	18,179
Comprehensive income	91,614	8,674

The accompanying notes are an integral part of these financial statements

Table of Contents	-5-

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three months ended March 31, 2013 (unaudited)	For the three months ended March 31, 2012 (unaudited)
Cash flows from operating activities:
Net income (loss)	3,557	(9,505)
Depreciation	22,840	0
Effects of Capitalization of Preferred and Common Stock	108,094	0
Changes in operating assets and liabilities:
Accounts receivable	(380,137)	159,358
Other receivable- related party	0	0
Prepayments and advances	(54,048)	(593,362)
Intangible Assets	(5,200)	0
Accounts payable and accrued expenses	518,551	89,711
Other payable to related party	0	23,606
Taxes payables	113,572	140,410
Net cash provided by (used in) operating activities	327,229	(189,782)

Cash flows from investing activities:
Purchase of equipment	(37,741)	(3,894)
Net cash (used in) investing activities	(37,741)	(3,894)

Cash flows from financing activities:
Proceeds from bank loan payable	1,114	15,831
Principal repayments of bank loan payable	(9,266)	(21,467)
Principal repayments of Tax installments	(3,092)	0
Net cash provided by financing activities	(11,244)	(5,636)

Foreign currency translation adjustment	82,388	7,772
Increase (decrease) in cash and cash equivalents	360,632	(191,540)
Cash and cash equivalents at beginning of year	146,331	193,255
Cash and cash equivalents at end of year	506,963	1,715

Cash paid for:
Income tax	9,484	0
Interest	12,687	1,141

 The accompanying notes are an integral part of these financial statements

Table of Contents	-6-

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business & Operations

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the Over-the-Counter "Pink Sheets" under the symbol "NAWL." The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

BIMI, Inc., a corporation organized under the laws of Delaware on September 11, 2012 under the name of Brazil Interactive Media, Inc., is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with a telecommunications component to create live, interactive television programming for the Brazilian viewing public. Brazil Interactive Media, Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “Brazil Interactive Media”. Brazil Interactive Media’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008. There is no relationship whatsoever between the Company nor any of its subsidiaries with the website US.Eso.TV.

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the ultimate parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing the name of the Company to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01.

Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company has applied for a new stock symbol that more appropriately reflects the new name of the Company.

As of March 13, 2013, the Company, through its wholly-owned subsidiary, Brazil Interactive Media, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At its facilities in São Paulo, Brazil, the Company operates two modern television studios, producing and transmitting via satellite live television content to TV stations throughout Brazil. Although the Company currently broadcasts throughout Brazil, and has no plans at this time to broadcast to countries outside of Brazil, the Company has the capacity to broadcast the same signal throughout Latin America. Through the negotiation and purchase of block television time for strategic times and networks, the Company is able to distribute its content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s voice system to participate in the show formats, which, depending on the particular show, could include the chance to respond to a question live on the air, or participate in a presenter’s conversation with other audience members. Audience participants calling in dial telephone numbers belonging to the Company’s telecommunications partners. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

Table of Contents	-7-

The Company currently broadcasts its programs on four Brazilian television channels: MixTV, VTV, Rede Brazil and Terra Viva. The programs may be seen those channels in the daytime slot, from 11 am until 2 pm, and in the early morning slot, from 12 am until 3 am. Programming channels and time slots vary from time to time as the Company negotiates block media times in advance and introduces new programs periodically in order to best reach its target audience. The Company’s target audience is members of the Brazilian television viewing public who use cellular telephones. Due to the Company’s business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, the Company does not have access to comprehensive or detailed information regarding the Company’s customers. However, based on experience of monitoring financial results of the Company’s television programs, the Company attempts to design its programs to appeal to male and female television viewers of all social classes and primarily middle class economic means between the ages of 18 and 50.

The Company is currently substantially dependent upon business with two Brazilian telecommunications partners, Brasil Telecom (operating in Brasil under the brand name “Oi”) and IP Corp. It is not known what portion of those companies’ revenue comes to the Company, and the Company receives 100% of the Company’s income from these continuing contracts, by which the Company monetizes the sale of the major part of its services to the public.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Brazil Interactive Media, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Brazil Interactive Media, Inc. and its wholly owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”) (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Table of Contents	-8-

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Generally Accepted Accounting Principles (“GAAP”)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil (“Brazilian GAAP”), which is applied by the Company for its annual consolidated financial statement preparation. Unless otherwise specified, all references in these financial statements to (i) “reais,” the “real” or “R$” are to the Brazilian real (singular), or to the Brazilian reais (plural), the legal currency of Brazil, and (ii) “U.S. dollars” or “$” are to United States dollars.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2013 and 2012, the Company did not record an allowance for uncollectible accounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect that reported amounts of revenues and expenses during the reporting period. Actual events and results could differ from those assumptions and estimates.

Table of Contents	-9-

Fixed Assets - net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Machinery and Equipment	5 years	5%
Furniture and fixture	7 years	5%

Expenditures for maintenance and repairs that do not make the fixed asset more useful or prolong its useful life are expensed as incurred.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended March 31, 2013 and December 31, 2012, respectively.

Revenue Recognition

In accordance with guidance by paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

The Company produces live TV shows including quiz shows, games, psychics and live chat formats, which are transmitted via satellite to the Company’s television broadcaster distribution channels. The Company currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Members of the television audiences participate in in the shows in real time via telephone, calling into the Company’s voice system to participate in the show formats, dialing telephone numbers belonging to the Company’s telecommunications partners. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.  Revenue is recognized by the Company when the minutes of calls from audiences are determined by the local telecommunications providers.

Table of Contents	-10-

Cost of Revenues

Cost of revenues consists primarily of media cost, leasing expenses related to satellite uplinks and other costs directly attributable to the provision of services.

Income Taxes

Income taxes are determined in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of March 31, 2013 and December 31, 2012, the Company had outstanding income taxes due with the tax authority in Brazil in the amounts of $741,717 and $631,238, respectively. A portion of the income tax due for 2012, or $433,262, will be paid over time pursuant to an installment plan entered into by the Company and the tax authority in Brazil.

Earnings per share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (“ASC 260”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the earnings (loss) per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the periods presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted earnings per share.

Comprehensive income

The Company adopted FASB Accounting Standards Codification 220 “Comprehensive Income” (ASC “220”) which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Table of Contents	-11-

Foreign currency translation

The functional currency of the Company is the Brazilian Real. The Company maintains its consolidated financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of March 31, 2013 and 2012 were US$1 for R$2.02 and R$1.82, respectively. The average exchange rates for the 3 months ended March 31, 2013 and 2012 were US$1 for R$1.98 and R$1.78, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Table of Contents	-12-

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, consolidated financial position, and consolidated results of operations or consolidated cash flows.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2013 or 2012.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Table of Contents	-13-

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 3 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2013 and December 31, 2012:

	2013	2012

Gross trade accounts receivable from customers	$865,119	$484,982
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$865,119	$484,982

There was no bad debt expenses recognized during the quarters ended March 31, 2013 and 2012 in the accompanying consolidated income statements.

Table of Contents	-14-

NOTE 4 FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Cost:
Machinery and equipment	$479,354	$439,560
Furniture and fixtures	6,006	8,059
Total cost	485,360	447,619
Less: Accumulated depreciation	(22,840)	0
Property and equipment, net	$462,520	$447,619

Depreciation expense recorded for the quarters ended March 31, 2013 and March 2012 were $23,124 and $0, respectively, for fixed assets placed in service for depreciation purpose.

The Company’s fixed assets are pledged as collateral in the event of default on the note payable. See note 7.

NOTE 5 BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $14,469 as of March 31, 2013 and $22,621 as of December 31, 2012, respectively. Accordingly, the Company recorded interest expense of $2,086 and $1,141 during the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 TAX INSTALLMENTS PAYABLE

In 2012, an installment plan was entered into by the Company and the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of March 31, 2013, the outstanding balance on the tax installments payable was $433,262.

Type of tax	Balance as of March 31, 2012

Cofins Payable - Tax on Service	$ 108,006
PIS Withheld Payable – Tax on Services	20,852
Social Contribution Payable – Social Security Tax	83,642
Income Tax Payable	220,762
Total	$ 433,262

NOTE 7 NOTE PAYABLE

The company has a loan payable bearing monthly interest of 2% as of March 31, 2013. The balance of this loan was $174,557 as of March 31, 2013 and is secured by the Company’s fixed assets with a net book value of $462,520. The effect of accrued interest for the quarters ended March 31, 2013 and March 31, 2012 are $10,601 and $0, respectively.

Principal maturities of the loan payable as of March 31, 2013 are as follows:

Amount
2013	$174,557
Total	$174,557

Table of Contents	-15-

NOTE 8 CAPITAL STRUCTURE

Series C Convertible Preferred Stock

The Company is authorized to issue 75 shares of Series C Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 75 shares issued and outstanding. As of May 14, 2013, there are no shares issued and outstanding.

Series G Convertible Preferred Stock

The Company is authorized to issue 4,000,000 shares of Series G Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 3,970,746 shares issued and outstanding. As of May 20, 2013, there are no shares issued and outstanding.

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 2,500 shares issued and outstanding.

Common Stock

As of March 31, 2013, the Company was authorized to issue 4,980,000,000 shares of common stock, $0.00001 par value. As of March 31, 2013, there were 2,480,038,195 shares issued and outstanding. As of May 16, 2013, the Company is authorized to issue 100,000,000 shares of common stock, $.00001 par value. As of May 20, 2013, there are 40,000,000 shares issued and outstanding.

NOTE 11 COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2015. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of March 31 are as follows:

Lease payment
Year ended, December 31, 2013	$119,766
2014	$123,359
2015	$127,060
Total	$370,185

The two satellite uplink leases are on a month to month basis with no future operating lease commitments.

For the quarters ended March 31, 2013 and 2012, the Company had rental expenses of $43,133 and $31,963, respectively.

The Company had no contingencies existing as of March 31, 2013 and 2012.

NOTE 12 CONCENTRATION AND RISK

Major Customers

The Company had one customer from which the Company generated 79% and 100% revenues during the quarters ended March 31, 2013 and 2012, respectively.

Table of Contents	-16-

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

The Company’s operations are carried out in Brazil. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Brazil and by the general state of the local economy. The Company’s operations in Brazil are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, the Company is subject to risks common to companies in its industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

NOTE 13 SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of March 31, 2013 and December 31, 2012.

NOTE 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements, except as follows:

On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing the name of the Company to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01.

In accordance with the Merger Agreement, all shares of Series C Convertible Preferred Stock and all shares of Series E Convertible Preferred Stock were converted to Common Stock prior to the reverse split effective date the date of the filing of the Amendment on May 16, 2013, and all shares of issued and outstanding Series G Convertible Preferred Stock were automatically converted to Common Stock on May 20, 2013, two business days after the Amendment effective date of May 16, 2013. As a result, the total issued and outstanding Common Stock of the Company as of May 20, 2013 is 40,000,000 shares. Total issued and outstanding preferred stock consists of 2,500 shares of Series H Convertible Preferred Stock.

Subsequent to the merger and associated events as described above, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company has applied for a new stock symbol that more appropriately reflects the new name of the Company.

Table of Contents	-17-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Form 8-K filed March 21, 2013 and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Corporate History of Brazil Interactive Media

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the Over-the-Counter "Pink Sheets" under the symbol "NAWL." The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

BIMI, Inc., a corporation organized under the laws of Delaware on September 11, 2012 under the name of Brazil Interactive Media, Inc., is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with a telecommunications component to create live, interactive television programming for the Brazilian viewing public. Brazil Interactive Media, Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “Brazil Interactive Media”. Brazil Interactive Media’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008. There is no relationship whatsoever between the Company nor any of its subsidiaries with the website US.Eso.TV.

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the ultimate parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing the name of the Company to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01.

Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company has applied for a new stock symbol that more appropriately reflects the new name of the Company.

Table of Contents	-18-

Current Business of our Company

As of March 13, 2013, the Company, through its wholly-owned subsidiary, Brazil Interactive Media, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At its facilities in São Paulo, Brazil, the Company operates two modern television studios, producing and transmitting via satellite live television content to TV stations throughout Brazil. Although the Company currently broadcasts throughout Brazil, and has no plans at this time to broadcast to countries outside of Brazil, the Company has the capacity to broadcast the same signal throughout Latin America. Through the negotiation and purchase of block television time for strategic times and networks, the Company is able to distribute its content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s voice system to participate in the show formats, which, depending on the particular show, could include the chance to respond to a question live on the air, or participate in a presenter’s conversation with other audience members. Audience participants calling in dial telephone numbers belonging to the Company’s telecommunications partners. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

The Company currently broadcasts its programs on four Brazilian television channels: MixTV, VTV, Rede Brazil and Terra Viva. The programs may be seen those channels in the daytime slot, from 11 am until 2 pm, and in the early morning slot, from 12 am until 3 am. Programming channels and time slots vary from time to time as the Company negotiates block media times in advance and introduces new programs periodically in order to best reach its target audience. The Company’s target audience is members of the Brazilian television viewing public who use cellular telephones. Due to the Company’s business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, the Company does not have access to comprehensive or detailed information regarding the Company’s customers. However, based on experience of monitoring financial results of the Company’s television programs, the Company attempts to design its programs to appeal to male and female television viewers of all social classes and primarily middle class economic means between the ages of 18 and 50.

The Company is currently substantially dependent upon business with two Brazilian telecommunications partners, Brasil Telecom (operating in Brasil under the brand name “Oi”) and IP Corp. It is not known what portion of those companies’ revenue comes to the Company, and the Company receives 100% of the Company’s income from these continuing contracts, by which the Company monetizes the sale of the major part of its services to the public.

Results of Operations

Revenues

We had revenue of $2,308,005 and $931,681 for the three months ended March 31, 2013 and 2012, respectively. The growth in our revenues can be attributed to increased air time due to a variety of TV shows and increased volume of telecom calls due to audience participation.

Cost of Revenues

Cost of revenues recorded at $1,522,326 and $743,041 during the three months ended March 31, 2013 and 2012, respectively. Cost of revenues consists primarily of cost of media time, TV crew contractors and prize payouts. The increase in the cost of goods sold is attributed to increase in subcontractors and cost of media time as the volume of air time has increased due to the variety of TV shows, increase in prize payouts and increase in subcontractor services.

Table of Contents	-19-

Operating Expenses

We had operating expenses of $735,706 and $98,696 for the three months ended March 31, 2013 and 2012, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses. The increase in operating expenses is a result of the growth in revenues from the various TV shows run by the company.

Net Income

We had net income of $3,557 and a loss of $9,505 for the three months ended March 31, 2013 and 2012, respectively, due to sufficient gross profit to cover our operating expenses.

Liquidity and Capital Resources

Cash flows provided by operating activities were $327,229 for the three months ended March 31, 2013 and cash used in operating activities was $189,782 the three months ended March 31, 2012. The $327,229 cash provided from operating activities, during the three months ended March 31, 2013 were due primarily to the capitalization of debt to preferred and common stock as part of the company’s reverse merger agreement, and increase in vendor payables, as the company was able to establish new payment terms with vendors. In addition, the company was able to negotiate a long term financing arrangement with the Brazilian tax authority in an effort to pay down its corporate tax liability. However, these positive cash flow variances were offset by an increase in our customer receivables as our billing volume increased dramatically. The cash used in operating activities for the three months ended March 31, 2012 was due primarily to an increase in prepayments for media costs. However, this variance was offset by a decrease in customer receivables due to collection efforts and also due to an increase in our corporate tax liability for the period.

Cash flows used in investing activities were $37,741 and $3,894 during the three months ended March 31, 2013 and 2012, respectively. This was mainly attributed to the purchase of TV studio equipment during both periods.

Cash flows used by financing activities were $11,245 for the three months ended March 31, 2013 and cash used by financing activities were $5,636 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the cash flow used by financing activities was attributed mainly to the repayment of bank loan and tax installment.

For the three months ended March 31, 2012, cash flows used by financing activities were mainly due to repayment of bank loans for the period in the amount of $21,467, which was offset by proceeds from additional bank loans in the amount of $15,831.

Capital Expenditures

Overall, we have funded our cash needs from inception through March 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $506,963 on hand as of March 31, 2013. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Table of Contents	-20-

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. Our strategy is to purchase TV media in advance and discounted prices which also affects our gross profit. We plan to strengthen our position in our market.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Competition

The Company is unaware of any direct competition with the Company’s products or services in the Brazilian market.

Intellectual Property

In order to protect its proprietary television program formats and designs, the Company has applied for several trademarks with the Brazilian patent and trademark office.

Customer Base

The Company’s principal customers are members of the Brazilian television viewing public who use cellular telephones. Due to the Company’s business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, the Company does not have access to comprehensive or detailed information regarding the Company’s customers. However, based on experience of monitoring financial results of the Company’s television programs, the Company attempts to design its programs to appeal to male and female television viewers of all social classes and primarily middle class economic means between the ages of 18 and 50.

Employees

The Company contracts with thirty-six independent technical television engineers, television production staff, financial staff, and clerical and administrative support persons on an on-going as-needed basis. The majority of our third-party contractors are members of a Brazilian television industry labor union, in accordance with Brazilian law. There are no employment agreements.

Facilities

The Company does not own any real estate. The Company leases its principal office in the U.S.A. at 801 Brickell Avenue, Suite 901, Miami, Florida 33131. The Company’s subsidiary in Brazil leases approximately 25,000 square feet of offices and television studios in the city of São Paulo, Brazil. Current monthly rent in Miami is $220 and in Brazil is $10,000.

The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations.

Table of Contents	-21-

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in our Form 8K filed March 21, 2013 as well as:

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

Investors may have limited recourse against the majority owner, who is a resident of Brazil.

The Company’s operating subsidiary is located in Brazil, and the principal majority owner of the company is a foreign national and resident of Brazil. As a result, investors may have limited legal recourse against them in the United States.

If our products and services do not achieve market acceptance, our business will be materially and adversely affected.

Our success will depend upon widespread market acceptance of our product and any future products and services which we may offer.  There can be no assurance as to the overall acceptance by our targeted customers of the product and services that we offer. There can be no assurance that the market for these products and/or services will develop or be sustained.

We may not be able to manage our growth effectively.

The expansion necessary for us to fully exploit the market for our products and services requires an effective planning and management process.  Growth, if it occurs, will likely place a significant strain on our managerial, operational and financial resources.  To manage our growth, we must implement and improve our operational system and expand, train and manage our employee base.  There can be no assurance that our systems, procedures or controls will be adequate to support operations or that management will be able to achieve the expansion necessary to fully exploit the market for our products and services, and the failure to do so would have a material adverse effect on our business, operations and financial condition.

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

Our business income is generated outside the U.S. We are pursuing growth opportunities for our business in the Federal Republic of Brazil. Operating in a foreign country exposes us to political, economic, and other risks, as well as multiple foreign regulatory requirements that are subject to change, including:

Table of Contents	-22-

•	Economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil;
•	Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the United States and Brazil;
•	Foreign regulations restricting our ability to market our products in those countries;
•	Differing labor regulations and union relationships;
•	Consequences from changes in tax laws;
•	Difficulties in obtaining financing in foreign countries for local operations; and
•	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

We may not be able to obtain sufficient capital and may be forced to limit the scope of our operations or discontinue operations.

If adequate additional financing is not available when needed, we may not be able to undertake any planned operational expansions and as a result, we may have to modify our business plans accordingly, or may be required to discontinue our business operations. There is no assurance that additional financing will be available to us when needed, or if made available, that such will be on terms favorable to us.  Further, any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to those granted to existing shareholders.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Table of Contents	-23-

Changes in Internal Controls

There have been changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company increased its internal controls regarding its Brazilian subsidiary, to improve financial reporting, translation of financial statements from Brazilian GAAP to U.S. GAAP, and provide greater oversight over financial reporting throughout the Company.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Table of Contents	-24-

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any pending legal proceedings.

Item 1A Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On March 22, 2013, the Company entered into Stock Purchase Agreements (individually the “Purchase Agreement” and collectively the “Purchase Agreements”) with Dutchess Global Strategies Fund LLC, a New York limited liability company (“Dutchess Global”), and Dutchess Opportunity Fund II LP, a Delaware limited partnership (“Dutchess Opportunity”, and with Dutchess Global, collectively the “Dutchess Funds” or the “Purchasers”). The Purchase Agreements provided for the purchase by the Dutchess Funds of an aggregate of 2,500 shares of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a purchase price of $100.00 per share (the “Offering”). The Preferred Shares may be convertible into the Company’s Common Stock, at the sole option of the holder, at a conversion price of $0.30 per share. In addition to the Preferred Shares, the Company also agreed to issue to the Dutchess Funds five-year warrants to purchase, in the aggregate, 208,334 shares of the Company’s Common Stock at an exercise prices of $0.60 per share (the “Warrants”). The Offering consists of the Company’s Series H Convertible Preferred Stock, par value $0.01 per share, with 30,000 shares authorized, the terms of which are defined pursuant to the certificate of designations filed with the state of Delaware Division of Corporations.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Table of Contents	-25-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.
(Registrant)

Dated: May 20, 2013	By	/s/ Themistocles Psomiadis
Themistocles Psomiadis, Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2013	By	/s/ Jesus Quintero
Jesus Quintero
Chief Financial Officer (Principal Financial Officer)

Table of Contents	-26-