Form 10-Q/A
period 2013-03-31
Brazil Interactive Media, Inc.
filed 2013-06-25
CIK 945617

Form 10-Q/A BRAZIL INTERACTIVE MEDIA, INC. Filed: June 25, 2013 (period: March 31, 2013) Quarterly report with a continuing view of a company's financial position

The information contained herein may not be copied, adapted or distributed and is not warranted to be accurate, complete or timely. The user assumes all risks for any damages or losses arising from any use of this information, except to the extent such damages or losses cannot be limited or excluded by applicable law. Past financial performance is no guarantee of future results.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

305-798-6621

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 21, 2013, the issuer had 292,917 shares of common stock issued and outstanding.

Table of Contents	2

BRAZIL INTERACTIVE MEDIA, INC.

Table of Contents	3

Part I. Financial Information

EXPANATORY NOTE - AMENDMENT

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (the “Original Report”) and is being filed by Brazil Interactive Media, Inc. (the “Company”) for the purpose of improving the financial disclosure in Notes 1, 2, 6, 9 and 13 to the Financial Statements, to provide shareholders more detailed disclosure in these sections.

Table of Contents	4

Item 1. Financial Statements

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Balance Sheets

BRAZIL INTERACTIVE MEDIA, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$506,963	$146,331
Accounts receivable	865,119	484,982
Prepayments and advances	122,958	68,910
Total Current Assets	1,495,040	700,223

Property, Plant and Equipment
Fixed assets	485,360	447,619
Accumulated depreciation	(22,840)	0
FIXED ASSETS - NET	462,520	447,619

Other Assets
Intangible Assets	5,200
Total Other Assets	5,200	0

TOTAL ASSETS	1,962,760	1,147,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	690,048	171,497
Taxes payable	308,455	194,883
Loan payable	174,557	170,000
Due to third party	210,618	220,000
Current portion of Bank Loans payable	13,355	22,621
Total current liabilities	1,397,033	779,001

Long-term liabilities:
Bank loans payable	1,114	0
Tax payable - Longterm	433,263	436,355
Total Long-term liabilities	434,376	436,355

TOTAL LIABILITIES	1,831,409	1,215,356

Table of Contents	5

Stockholders' equity
Preferred stock
Series C preferred, $0.01 par value, 100 shares authorized;
75 and -0- shares issued and outstanding, respectively	1	0
Series G preferred, $0.01 par value, 4,000,000 shares authorized;
3,970,746 and 3,740,000 shares issued and outstanding, respectively	39,707	37,400
Series H preferred, $0.01 par value, 30,000 shares authorized;
2,500 and -0- shares issued and outstanding, respectively	25	0
Common stock, $0.00001 par value, 100,000,000 shares authorized;
292,319 and -0- shares issued and outstanding, respectively	3	0
Additional paid-in-capital	116,200	182,481
Common stock-warrants	171,196	0
Accumulated other comprehensive income (loss)	74,042	(14,015)
Retained earnings	(269,823)	(273,380)
Total Stockholder's Equity	131,352	(67,514)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,962,760	$1,147,842

The accompanying notes are an integral part of these financial statements

Table of Contents	6

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Statements of Operations

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
REVENUES	$2,308,005	$931,681
Cost of revenues	1,522,326	743,041

Gross Profit	785,679	188,639

OPERATING EXPENSES
Other Taxes	77,605	40,901
Subcontractor Expense	413,750	16,822
Rent	43,133	31,963
Other General and administrative	223,009	9,010
Total Operating Expenses	757,498	98,695

Operating Income (Loss)	28,181	89,944

Other comprehensive Income (Expense)
Interest Income	185	0
Interest Expense	(12,687)	(1,141)
Total Other Income (Expense)	(12,502)	(1,141)

Income before Income Taxes	15,679	88,803

Provision for Income Taxes	12,122	98,308

NET INCOME (LOSS)	$3,557	($9,505)

Other comprehensive income (expense)
Foreign currency translation adjustment	88,057	18,179
Comprehensive income	$91,614	$8,674

Basic and fully diluted net income (loss) per common share:	$0.01	N/A

Weighted average common shares outstanding	289,617	N/A

The accompanying notes are an integral part of these financial statements

Table of Contents	7

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Statements of Cash Flows

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$3,557	$(9,505)
Depreciation	22,840	—
Issuance of Preferred Series G stock for service	20	—
Effects of Capitalization of Preferred and Common Stock	(62,926)	—
Changes in operating assets and liabilities:
Accounts receivable	(380,137)	159,358
Prepayments and advances	(54,048)	(593,362)
Intangible Assets	(5,200)	—
Accounts payable and accrued expenses	518,551	89,711
Other payable to related party	—	23,606
Taxes payables	113,572	140,410
Net cash provided by (used in) operating activities	156,229	(189,782)

Cash flows from investing activities:
Purchase of equipment	(37,741)	(3,894)
Net cash (used in) investing activities	(37,741)	(3,894)

Cash flows from financing activities:
Issuance of Preferred stock for cash	171,000	—
Proceeds from bank loan payable	1,114	15,831
Principal repayments of bank loan payable	(9,266)	(21,467)
Principal repayments of Tax installments	(3,092)	—
Net cash provided by financing activities	159,755	(5,636)

Foreign currency translation adjustment	82,388	7,772

Increase (decrease) in cash and cash equivalents	360,631	(191,540)

Cash and cash equivalents at beginning of period	146,331	193,255

Cash and cash equivalents at end of period	$506,963	$1,715

Cash paid for:
Income tax	$9,484	$—
Interest	$12,687	$1,141

Table of Contents	8

NON-CASH INVESTING ACTIVITIES
Issuance of Preferred Series G stock to convert notes payable	$3,084,680	$—
Issuance of common stock to retire notes payable	$109,602	$—
Issuance of Preferred Series H stock to retire note payable	$79,024	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	9

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS & OPERATIONS

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the OTCQB under the symbol "NAWLD." On June 27, 2013, the Company’s stock symbol will change to “BIMI”. The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

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

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the ultimate parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing the name of the Company to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.00001, and 5,000,000 shares of preferred stock, par value $0.01.

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

Table of Contents	10

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

The Company is currently substantially dependent upon business with one Brazilian telecommunications partner, Brasil Telecom operating in Brasil under the brand name “Oi” (“Oi Telecom”). It is not known what portion of Oi Telecom’s total revenue comes to the Company, and the Company receives more than 90% of the Company’s income from this continuing contract, by which the Company monetizes the sale of the major part of its services to the public.

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the three months ended March 31, 2013 and 2012, the Company incurred income tax in the amount of $33,913 and $98,308, respectively.

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

Table of Contents	14

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of March 31, 2013 and 2012 were US$1 for R$2.02 and R$1.82, respectively. The average exchange rates for the 3 months ended March 31, 2013 and 2012 were US$1 for R$2.00 and R$1.767, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

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

Table of Contents	15

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

Table of Contents	16

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

Table of Contents	17

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2013 and December 31, 2012:

	2013	2012

Gross trade accounts receivable from customers	$865,119	$484,982
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$865,119	$484,982

There were no bad debt expenses recognized during the three months ended March 31, 2013 and 2012 in the accompanying consolidated income statements.

NOTE 4 - FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2013 and December 31, 2012:

	2013	2012
Cost:
Machinery and equipment	$479,354	$439,560
Furniture and fixtures	6,006	8,059
Total cost	485,360	447,619
Less: Accumulated depreciation	(22,840)	0
Property and equipment, net	$462,520	$447,619

Depreciation expense recorded for the three months ended March 31, 2013 and March 2012 were $22,840 and $0, respectively, for fixed assets placed in service for depreciation purpose.

The Company’s fixed assets are pledged as collateral in the event of default on the note payable. See note 7.

NOTE 5 - BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $14,469 as of March 31, 2013 and $22,621 as of December 31, 2012, respectively. Accordingly, the Company recorded interest expense of $2,086 and $1,141 during the three months ended March 31, 2013 and 2012, respectively.

Table of Contents	18

NOTE 6 - TAX INSTALLMENTS PAYABLE

In 2012, an installment plan was entered into by the Company and the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of March 31, 2013, the outstanding balance on the tax installments payable was $433,263.

Type of tax	Balance as of March 31, 2013

Cofins Payable - Tax on Service	$108,006
PIS Withheld Payable – Tax on Services	20,852
Social Contribution Payable – Social Security Tax	83,642
Income Tax Payable	220,763
Total	$433,263

The company’s plan to pay back the tax installments, along with interest and fines, for the next 5 years is as follows:

Year Ended
December 31	Principal	Fines	Interest	Total
2013	$87,271	$17,454	$4,763	$109,488
2014	87,271	17,454	4,763	109,488
2015	87,271	17,454	4,763	109,488
2016	87,271	17,454	4,763	109,488
2017	87,271	17,454	4,763	109,488
	$436,355	$87,270	$23,815	$547,440

NOTE 7 - NOTE PAYABLE

The company has a loan payable bearing monthly interest of 2% as of March 31, 2013. The balance of this loan was $174,557 as of March 31, 2013 and is secured by the Company’s fixed assets with a net book value of $462,520. The effect of accrued interest for the three months ended March 31, 2013 and March 31, 2012 are $10,601 and $0, respectively.

Principal maturities of the loan payable as of March 31, 2013 are as follows:

Amount
2013	$174,557
Total	$174,557

NOTE 8 - CAPITAL STRUCTURE

Series C Convertible Preferred Stock

The Company is authorized to issue 75 shares of Series C Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 75 shares issued and outstanding. As of June 21, 2013, there are no shares issued and outstanding.

Table of Contents	19

Series G Convertible Preferred Stock

The Company is authorized to issue 4,000,000 shares of Series G Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 3,970,746 shares issued and outstanding. As of June 21, 2013, there are no shares issued and outstanding.

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of March 31, 2013, there were 2,500 shares issued and outstanding.

Common Stock

As of March 31, 2013, the Company was authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of March 31, 2013, there were 292,319 shares issued and outstanding.

NOTE 9 - STOCK OPTIONS/WARRANTS

As part of the merger agreement, during the three months ended March 31, 2013, the Company issued warrants to Dutchess Global Strategies Fund, LLC and Dutchess Opportunity Fund LP for the purchase of 41,667 and 166,667 of common stock, respectively at an exercise price of $0.60 per share. The warrants may be exercised any time after issuance through and including the fifth (5th) anniversary of its original issuance. During the three months ended March 31, 2013 and 2012, respectively, no stock options or warrants were exercised.

Stock Warrants and Options options Stock warrants/outstanding and exercisable on March 31, 2013 are as follows:
	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.60	NONE	NA

Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00

Table of Contents	20

NOTE 10 - COMMITMENT AND CONTINGENCIES

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

For the three months ended March 31, 2013 and 2012, the Company had rental expenses of $43,133 and $31,963, respectively.

The Company had no contingencies existing as of March 31, 2013 and 2012.

NOTE 11 - CONCENTRATION AND RISK

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

Table of Contents	21

NOTE 12 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of March 31, 2013 and December 31, 2012.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements, except as follows:

On May 16, 2013, pursuant to the Merger Agreement, Naturewell filed a certificate of amendment (the “Amendment”) with the state of Delaware, effecting a reverse stock split at a ratio of 8,484 to one, reducing the Company’s authorized shares, and changing the name of the Company to Brazil Interactive Media, Inc.

Before the consummation of the Merger, the Company had 2,448,665,750 shares of Common Stock, 19,000,000 shares of Series A Common Stock, 3,115 shares of Series E Convertible Preferred Stock, and 75 shares of Series C Convertible Preferred Stock issued and outstanding. In accordance with the Merger Agreement, the Company converted all shares of Series A Common Stock to 19,000,000 shares of regular common stock on March 11, 2013, all shares of Series E Convertible Preferred Stock to 4,152,295 shares of common stock on March 11, 2013, and all outstanding senior convertible notes to 210,746 shares of Series G Convertible Preferred Stock and 8,220,150 shares of Common Stock on March 11, 2013. The company issued 3,740,000 Shares of Series G Convertible Preferred Stock in exchange for the BIMI common stock on March 13, 2013. On March 22, 2013, the Company issued 2,500 shares of Series H Convertible Preferred Stock. For information about recent sales of unregistered securities, see Item 3.02 of this Current Report on Form 8-K. On May 14, 2013, the Company converted all shares of Series C Convertible Preferred Stock to 1,875,000 shares of Common Stock.

As a result, at the time of filing of the Amendment, 2,481,913,195 shares of Common Stock were issued and outstanding, 3,970,746 shares of Series G Convertible Preferred Stock, issued in connection with the Merger Agreement, were issued and outstanding, and 2,500 shares of Series H Convertible Preferred Stock were issued and outstanding. After the effects of the reverse split implemented by the Amendment, there were 292,917 shares of the Company’s Common Stock issued and outstanding, 3,970,746 shares of the Company’s Series G Convertible Preferred Stock issued and outstanding, and 2,500 shares of Series H Convertible Preferred Stock issued and outstanding. As a result of the Amendment, the Company decreased its authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.00001, and 5,000,000 shares of preferred stock, par value $0.01.

According to the Certificate of Designation establishing the Series GConvertible Preferred Stock, the Series G Convertible Preferred Stock is subject to an automatic forced conversion one business day following the date that a sufficient number of authorized and unissued shares of Common Stock becomes available to facilitate the conversion. By operation of the reverse stock split, filed on May 16, 2013, sufficient authorized and unissued shares of Common Stock became available, triggering an automatic conversion of all issued and outstanding Series G Convertible Preferred Stock to Common Stock. Those common shares in conversion of the Series G Convertible Preferred Stock have not yet been issued as of May 30, 2013. In accordance with a condition to the closing of the Merger Agreement, the Company will required that the Common Stock newly issued upon the conversion of the Series G Convertible Preferred Stock be subject to Lock Up and Leak Out Agreements that restrict the transferability of that Common Stock.

Although the Company has not yet, as of June 21, 2013, issued common stock in conversion of the Series G Convertible Preferred Stock, we expect to do so in the near future, predicated upon the execution of the Lock Up and Leak Out Agreements as a condition of the Merger Agreement. As a result of the Amendment and after the issuance of common shares in conversion of the Series G Convertible Preferred Stock, the Company expects to have approximately 40,000,000 shares of Common Stock issued and outstanding and 2,500 shares of Series H Convertible Preferred Stock issued and outstanding. The former Brazil Interactive Media Shareholders will then hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% will be held by the Company's pre-merger shareholders.

Table of Contents	22

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

Corporate History of Brazil Interactive Media

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the Over-the-Counter market under the symbol "NAWL." The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

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

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the ultimate parent company of Brazil Interactive Media, Inc. With the effectiveness of the Merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing the name of the Company to Brazil Interactive Media, Inc., effecting a reverse stock-split at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01.

Table of Contents	23

Current Business of our Company

As a result of the Merger, the Company, through its wholly-owned subsidiary, Brazil Interactive Media, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

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

Table of Contents	24

Operating Expenses

We had operating expenses of $757,498 and $98,695 for the three months ended March 31, 2013 and 2012, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses. The increase in operating expenses is a result of the growth in revenues from the various TV shows run by the company.

Net Income

We had net income of $3,557 and a loss of $9,505 for the three months ended March 31, 2013 and 2012, respectively, due to sufficient gross profit to cover our operating expenses.

Liquidity and Capital Resources

Cash flows provided by operating activities were $156,229 for the three months ended March 31, 2013 and cash used in operating activities was $189,782 for the three months ended March 31, 2012. The $156,229 cash provided from operating activities, during the three months ended March 31, 2013 were due primarily to increase in vendor payables, as the company was able to establish new payment terms with vendors. In addition, the company was able to negotiate a long term financing arrangement with the Brazilian tax authority in an effort to pay down its corporate tax liability. However, these positive cash flow variances were offset by an increase in our customer receivables as our billing volume increased dramatically.

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

Cash flows provided by financing activities were $159,755 for the three months ended March 31, 2013 and cash used by financing activities were $5,636 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the cash flow provided by financing activities was attributed mainly to the issuance of preferred stock for $171,000 cash.

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

Table of Contents	25

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

Facilities

The Company does not own any real estate. The Company leases its principal office in the U.S.A. at 801 Brickell Avenue, Suite 900, Miami, Florida 33131. The Company’s subsidiary in Brazil leases approximately 25,000 square feet of offices and television studios in the city of São Paulo, Brazil. Current monthly rent in Miami is $290 and in Brazil is $10,000.

The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations.

Table of Contents	26

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

Our business outside the U.S. exposes us to additional risks that may materially adversely affect our business.

Table of Contents	27

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

Table of Contents	28

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

Table of Contents	29

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.
(Registrant)

Dated: June 25, 2013	By	/s/ Themistocles Psomiadis
Themistocles Psomiadis, Chief Executive Officer (Principal Executive Officer)

Dated: June 25, 2013	By	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial Officer)

Table of Contents	30