Form 10-Q
period 2013-06-30
Brazil Interactive Media, Inc.
filed 2013-08-14
CIK 945617

Form 10-Q BRAZIL INTERACTIVE MEDIA, INC. Filed: August 15, 2013 (period: June 30, 2013) Quarterly report with a continuing view of a company's financial position

The information contained herein may not be copied, adapted or distributed and is not warranted to be accurate, complete or timely. The user assumes all risks for any damages or losses arising from any use of this information, except to the extent such damages or losses cannot be limited or excluded by applicable law. Past financial performance is no guarantee of future results.

Table of Contents

10-Q - FORM 10-Q

Part I.

Item 1. Financial Statements

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative Qualitative Disclosures about Market Risks

Item 4. Controls and Procedures

Part II

Item 1. Legal Proceedings

Item 1A Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 5. Other Information

Item 6. Exhibits

Signatures

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

EX-32.2 (EXHIBIT 32.2)

Table of Contents	-1-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2013

OR

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2013, the issuer had 40,044,114 shares of common stock issued and outstanding.

Table of Contents	-2-

Table of Contents	-3-

Part I. Financial Information

Item 1. Financial Statements

Table of Contents	-4-

BRAZIL INTERACTIVE MEDIA, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$109,700	$146,331
Accounts receivable	1,116,497	484,982
Prepayments and advances	4,492	68,910
Total Current Assets	1,230,689	700,223
Property, Plant and Equipment
Fixed assets	440,263	447,619
Accumulated depreciation	(21,647)	0
FIXED ASSETS - NET	418,616	447,619
Other Assets
Intangible Assets	4,716	0
Other Assets	6,738	0
Total Other Assets	11,454	0
TOTAL ASSETS	1,660,759	1,147,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	538,438	171,497
Taxes payable	264,495	194,883
Loan payable	158,317	170,000
Due to third party	191,024	220,000
Current portion of Bank Loans payable	20,177	22,621
Total current liabilities	1,172,452	779,001
Long-term liabilities:
Bank loans payable	0	0
Tax payable - Long term	375,622	436,355
Total Long-term liabilities	375,622	436,355
TOTAL LIABILITIES	1,548,074	1,215,356
Stockholders' equity (deficit)
Preferred stock
Series C preferred, $0.01 par value, 75 shares authorized; 75 and -0- shares issued and outstanding, respectively	1	0
Series G preferred, $0.01 par value, 4,000,000 shares authorized; 3,970,746 and 3,740,000 shares issued and outstanding, respectively	39,707	37,400
Series H preferred, $0.01 par value, 30,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	25	0
Common stock, $0.00001 par value, 100,000,000 shares authorized; 292,917 and -0- shares issued and outstanding, respectively	3	0
Additional paid-in-capital	116,200	182,481
Common stock - warrants	171,196	0
Accumulated other comprehensive income (loss)	48,100	(14,015)
Retained earnings	(262,546)	(273,380)
Total Stockholder's Equity (deficit)	112,686	(67,514)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,660,759	$1,147,842
The accompanying notes are an integral part of these financial statements

Table of Contents	-5-

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
REVENUES	$1,932,132	$1,028,950	$4,240,137	$1,960,630
Cost of revenues	1,489,534	937,800	3,185,803	1,716,599

Gross Profit	442,598	55,392	1,054,334	244,031

OPERATING EXPENSES
Other Taxes	20,687	45,171	64,991	86,072
Subcontractor Expense	89,484	38,446	329,291	19,510
Rent	39,794	29,585	82,928	61,548
Other General and administrative	318,530	10,389	508,520	19,398
Total Operating Expenses	468,495	87,833	985,730	186,528

Operating Income (Loss)	(25,897)	(32,441)	68,604	57,503

Other comprehensive Income (Expense)
Interest Income	0	0	185	0
Interest Expense	(13,792)	(18,314)	(26,479)	(19,455)
Total Other Income (Expense)	(13,792)	(18,314)	(26,294)	(19,455)

Income before Income Taxes	(39,689)	(50,755)	42,310	38,048

Provision for Income Taxes	19,354	103,003	31,476	201,311

NET INCOME (LOSS)	($59,043)	($153,758)	$10,834	($163,263)

Other comprehensive income (expense)
Foreign currency translation adjustment	(25,943)	729	62,114	18,908
Comprehensive income	($84,986)	($153,029)	$72,948	($144,355)

Basic and fully diluted net income (loss) per common share:	($0.16)	N/A	$0.04	N/A

Weighted average common shares outstanding	292,917	N/A	290,976	N/A

The accompanying notes are an integral part of these financial statements

Table of Contents	-6-

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Cash flows from operating activities:
Net income (loss)	$10,834	$(163,263)
Depreciation	21,647	—
Issuance of Preferred Series G stock for service	20	—
Effects of Capitalization of Preferred and Common Stock	(62,926)	—
Changes in operating assets and liabilities:
Accounts receivable	(631,515)	(84,763)
Other receivable- related party	—	—
Prepayments and advances	64,418	(523,783)
Intangibles and Other Assets	(11,454)	—
Accounts payable and accrued expenses	366,942	217,569
Other payable to related party	—	92,090
Taxes payables	69,612	257,623
Net cash provided by (used in) operating activities	(172,422)	(204,527)
Cash flows from investing activities:
Purchase of equipment	—	(5,124)
Net cash (used in) investing activities	—	(5,124)
Cash flows from financing activities:
Issuance of Preferred stock for cash	171,000	—
Proceeds from bank loan payable	—	42,465
Principal repayments of bank loan payable	(2,444)	(21,467)
Net cash provided by financing activities	168,556	20,998
Foreign currency translation adjustment	(32,765)	1,215
Increase (decrease) in cash and cash equivalents	(36,631)	(187,438)

Cash and cash equivalents at beginning of period	146,331	193,255
Cash and cash equivalents at end of period	$109,700	$5,817

Cash paid for:
Income tax	$36,434	$—
Interest	$16,212	$18,313

NON-CASH INVESTING ACTIVITIES
Issuance of Preferred Series G stock to convert notes payable	$3,084,680	$—
Issuance of common stock to retire notes payable	$109,602	$—
Issuance of Preferred Series H stock to retire note payable	$79,024	$—
Conversion of Preferred Series G stock to Common Stocks to be issued	$39,707	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	-7-

 BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization, Business & Operations

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the OTCQB under the symbol "BIMI." The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

BIMI, Inc., a corporation organized under the laws of Delaware on September 11, 2012 under the name of Brazil Interactive Media, Inc., is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with a telecommunications component to create live, interactive television programming for the Brazilian viewing public. Brazil Interactive Media, Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “Brazil Interactive Media” and the “Company”. Brazil Interactive Media’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008.

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

Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company received a new stock symbol, BIMI, which reflects the new name of the Company.

As of March 13, 2013, the Company, through its wholly-owned subsidiary, EsoTV, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At its facilities in São Paulo, Brazil, the Company operates two modern television studios, producing and transmitting, via satellite, live television content to TV stations throughout Brazil. Brazil Interactive Media currently broadcasts throughout Brazil. The Company has the capacity to broadcast its satellite signal throughout Latin America, in case the Company should decide to launch its programs in countries outside of Brazil. Through the negotiation and purchase of block television time for strategic times and networks, the Company distributes its content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s voice system to participate in the show formats, which, depending on the particular show, could include the chance to respond to a question live on the air, or participate in a presenter’s conversation with other audience members. Audience participants calling in dial telephone numbers belonging to the Company’s telecommunications partners. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

Table of Contents	-8-

The Company currently broadcasts its programs on four Brazilian television channels: MixTV, VTV, Rede Brazil and Terra Viva. The programs may be seen on those channels in the daytime slot, from 11 am until 2 pm, and in the early morning slot, from 12 am until 3 am. Programming channels and time slots vary from time to time as the Company negotiates block media times in advance and introduces new programs periodically in order to best reach its target audience. The Company’s target audience is members of the Brazilian television viewing public who use cellular telephones. Due to the Company’s business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, the Company does not have access to comprehensive or detailed information regarding the Company’s customers. However, based on years of experience of airing television programs and monitoring their financial results, the Company attempts to design its programs to appeal to male and female television viewers of all social classes and primarily middle class economic means between the ages of 18 and 50.

The Company is currently substantially dependent upon business with one Brazilian telecommunications partner, Brasil Telecom (operating in Brasil under the brand name “Oi”). The Company does not know what portion of Oi’s revenue comes to the Company, and the Company receives 100% of the Company’s income from this continuing co-billing contract, by which the Company monetizes the sale of the major part of its services to the public.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the fiscal year ended December 31, 2012, included in the Company’s Form 10-K filed for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Brazil Interactive Media, Inc. and its wholly owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”) (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Table of Contents	-9-

Reclassifications

Certain items in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

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

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2013 and 2012, the Company did not record an allowance for uncollectible accounts.

Table of Contents	-10-

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended June 30, 2013and December 31, 2012, respectively.

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

Table of Contents	-11-

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of June 30, 2013 and December 31, 2012, the Company had outstanding income taxes due with the tax authority in Brazil in the amounts of $640,117 and $631,238, respectively. A portion of the income tax due for 2012, or $436,355, will be paid over time pursuant to an installment plan entered into by the Company and the tax authority in Brazil.

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

Table of Contents	-12-

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of June 30, 2013 and 2012 were US$1 for R$2.23 and R$2.08, respectively. The average exchange rates for the three months ended June 30, 2013 and 2012 were R$2.06 and R$1.96 respectively, while the average exchange rates for the six months ended June 30, 2013 and 2012 were US$1 for R$2.03 and R$1.87, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, related parties include: a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Table of Contents	-13-

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended June 30, 2013 or 2012.

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

Table of Contents	-14-

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2013 and December 31, 2012:

	2013	2012

Gross trade accounts receivable from customers	$1,116,497	$484,982
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$1,116,497	$484,982

There were no bad debt expenses recognized during the quarters ended June 30, 2013 and 2012 in the accompanying consolidated income statements.

NOTE 4 - FIXED ASSETS

Fixed assets were comprised of the following as of June 30, 2013 and December 31, 2012:

	2013	2012
Cost:
Machinery and equipment	$436,233	$439,560
Furniture and fixtures	4,030	8,059
Total cost	440,263	447,619
Less: Accumulated depreciation	(21,647)	0
Property and equipment, net	$418,616	$447,619

Table of Contents	-15-

Depreciation expense recorded for three months ended June 30, 2013 and 2012 were $9,272 and $0, respectively, while depreciation expense for the six months ended June 30, 2013 and 2012 were $21,647 and $0 respectively for fixed assets placed in service for depreciation purpose.

Certain of the Company’s depreciable assets, machinery and equipment, are pledged as collateral in the event of default on the note payable. See note 7.

NOTE 5 - BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $20,177 as of June 30, 2013 and $22,621 as of December 31, 2012, respectively. Accordingly, the Company recorded interest expense of $3,525 and $18,314 during the quarters ended June 30, 2013 and 2012, respectively, while the Company recorded interest expense of $5,611 and $19,455 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 - TAX INSTALLMENTS PAYABLE

In 2012, an installment plan was entered into by the Company and the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of June 30, 2013, the outstanding balance on the tax installments payable was $375,622.

Type of tax	Balance as of June 30, 2013

Cofins Payable - Tax on Service	$93,631
PIS Withheld Payable – Tax on Services	18,013
Social Contribution Payable – Social Security Tax	72,574
Income Tax Payable	191,404
Total	$375,622

NOTE 7 - NOTE PAYABLE

The Company has a loan payable bearing monthly interest of 2% as of June 30, 2013. The balance of this loan was $158,317 as of June 30, 2013 and is secured by certain depreciable assets owned by the Company with a net book value of $418,616. The effect of accrued interest for the three months ended June 30, 2013 and 2012 were $10,267 and $0, respectively. The effect of accrued interest for the six months ended June 30, 2013 and 2012 were $20,868 and $0, respectively.

Principal maturities of the loan payable as of June 30, 2013 are as follows:

Amount
2013	$158,317
Total	$158,317

NOTE 8 - CAPITAL STRUCTURE

Series C Convertible Preferred Stock

The Company is authorized to issue 75 shares of Series C Convertible Preferred Stock, $0.01 par value. As of June 30, 2013, there were 75 shares issued and outstanding. As of August 15, 2013, there are no shares issued and outstanding.

Table of Contents	-16-

Series G Convertible Preferred Stock

The Company is authorized to issue 4,000,000 shares of Series G Convertible Preferred Stock, $0.01 par value. As of June 30, 2013, there were 3,970,746 shares issued and outstanding. As of August 15, 2013, there are no shares issued and outstanding. As of May 20, 2013, a notice of conversion was issued to convert the Series G Convertible Preferred Stock to Common Stock, and 39,707,746 common shares were issued in conversion on July 25, 2013.

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of June 30, 2013, there were 2,500 shares issued and outstanding. As of August 15, 2013, there are 2,500 shares issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of June 30, 2013, there were 292,917 shares issued and outstanding. As of August 15, 2013, there are 40,044,114 shares issued and outstanding.

NOTE 9 – STOCK OPTIONS/WARRANTS

During the three months ended March 31, 2013, the Company issued warrants to Dutchess Global Strategies Fund, LLC and Dutchess Opportunity Fund LP for the purchase of 41,667 and 166,667 shares of common stock, respectively, at an exercise price of $0.60 per share. The warrants may be exercised any time after issuance through and including the fifth (5th) anniversary of its original issuance. During the three months and six months ended June 30, 2013 and 2012, respectively, no stock options or warrants were exercised.

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on June 30, 2013 are as follows:

	Exercise Price per Share	Shares Under Option / warrant	Remaining Life in Years
Outstanding
	$0.60	NONE	NA
Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00

NOTE 11 - COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2015. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of June 30 are as follows:

Lease payment
Year ended, December 31, 2013	$82,928
2014	$123,359
2015	$127,060
Total	$333,347

Table of Contents	-17-

The two satellite uplink leases are on a month to month basis with no future operating lease commitments.

For the three months ended June 30, 2013 and 2012, the Company had rental expenses of $39,794 and $29,585, respectively. For the six months ended June 30, 2013 and 2012, the Company had rental expenses of $82,928 and $61,548, respectively.

The Company had no contingencies existing as of June 30, 2013 and 2012.

NOTE 12 - CONCENTRATION AND RISK

Major Customers

The Company had one customer from which the Company generated 97% and 100% of revenues during the three months ended June 30, 2013 and 2012, respectively. The Company had one customer from which the Company generated 87% and 100% of revenues during the six months ended June 30, 2013 and 2012, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

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

NOTE 13 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of June 30, 2013 and December 31, 2012.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements, except as follows:

On May 16, 2013, pursuant to the Merger Agreement, the Company filed a certificate of amendment (the “Amendment”) with the state of Delaware, effecting a reverse stock split at a ratio of 8,484 to one, reducing the Company’s authorized shares, and changing the name of the Company to Brazil Interactive Media, Inc.

Table of Contents	-18-

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

On July 25, 2013, 39,707,460 shares of Common Stock were issued in conversion of the 3,970,746 issued and outstanding shares of Series G Convertible Preferred Stock, and at August 15, 2013, there are no shares of Series G Convertible Preferred Stock issued and outstanding. In accordance with a condition to the closing of the Merger Agreement, the Company has required that the Common Stock newly issued upon the conversion of the Series G Convertible Preferred Stock be subject to Lock Up and Leak Out Agreements that restrict the transferability of that Common Stock. The Company currently has 40,044,114 shares of Common Stock issued and outstanding, and 2,500 shares of Series H Convertible Preferred Stock issued and outstanding. The former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is held by the Company's pre-merger shareholders.

Table of Contents	-19-

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

Corporate History of Brazil Interactive Media

Brazil Interactive Media, Inc., a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, is a public company quoted on the OTCQB under the symbol "BIMI." The Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets. As a result of the sale of its assets, the Company became a shell company as defined under Rule 12b-2 of the Exchange Act.

BIMI, Inc., a corporation organized under the laws of Delaware on September 11, 2012 under the name of Brazil Interactive Media, Inc., is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with a telecommunications component to create live, interactive television programming for the Brazilian viewing public. Brazil Interactive Media, Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “Brazil Interactive Media” or the “Company”. Brazil Interactive Media’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008.

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

Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company received a new stock symbol, BIMI, which reflects the new name of the Company.

Table of Contents	-20-

Current Business of Our Company

As of March 13, 2013, the Company, through its wholly-owned subsidiary, EsoTV, commenced the business of producing live TV shows with an interactive telephone calling component using its own unique and proprietary programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At its facilities in São Paulo, Brazil, the Company operates two modern television studios, producing and transmitting, via satellite, live television content to TV stations throughout Brazil. Brazil Interactive Media currently broadcasts throughout Brazil. The Company has the capacity to broadcast its satellite signal throughout Latin America, in case the Company should decide to launch its programs in countries outside of Brazil. Through the negotiation and purchase of block television time for strategic times and networks, the Company distributes its content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three daily live shows, providing 13 hours of live television program content daily. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s voice system to participate in the show formats, which, depending on the particular show, could include the chance to respond to a question live on the air, or participate in a presenter’s conversation with other audience members. Audience participants calling in dial telephone numbers belonging to the Company’s telecommunications partners. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

The Company currently broadcasts its programs on four Brazilian television channels: MixTV, VTV, Rede Brazil and Terra Viva. The programs may be seen those channels in the daytime slot, from 11 am until 2 pm, and in the early morning slot, from 12 am until 3 am. Programming channels and time slots vary from time to time as the Company negotiates block media times in advance and introduces new programs periodically in order to best reach its target audience. The Company is currently substantially dependent upon business with one Brazilian telecommunications partner, Brasil Telecom (operating in Brasil under the brand name “Oi”). The Company does not know what portion of Oi’s revenue comes to the Company, and the Company receives 100% of the Company’s income from this continuing co-billing contract, by which the Company monetizes the sale of the major part of its services to the public.

Results of Operations

Revenues for the three and six month periods ended June 30, 2013 and 2012

We had revenue of $1,932,132 and $1,028,950 for the three months ended June 30, 2013 and 2012, respectively. Our revenues for the six months ended June 30, 2013 and 2012 were $4,240,137 and $1,960,630, respectively. The growth in our revenues can be attributed to increased air time due to a variety of TV shows and increased volume of telecom minute calls due to increased audience participation.

Cost of revenues for the three and six month periods ended June 30, 2013 and 2012

Cost of revenues was recorded at $1,489,534 and $937,800 during the three months ended June 30, 2013 and 2012, respectively. Cost of revenues for the six months ended June 30, 2013 and 2012 were $3,185,803 and $1,640,884, respectively. Cost of revenues consists primarily of cost of media time, television production contractors and prize payouts. The increase in the cost of revenues is directly attributed to the increase in airtime and audience participation which resulted in increase in subcontractor expenses for TV shows and cost of media, as well as an increase in prize payouts.

Operating expenses for the three and six month periods ended June 30, 2013 and 2012

We had operating expenses of $468,495 and $123,591 for the three months ended June 30, 2013 and 2012, respectively, while the operating expenses for the six months ended June 30, 2013 and 2012 were $985,730 and $262,243, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, non-TV subcontractor costs, investor relation costs, legal and professional fees, security and traveling expenses. The increase in operating expenses is a result of the growth in revenues from the various TV shows run by the company.

Table of Contents	-21-

Net (Loss) Income for the three and six month periods ended June 30, 2013 and 2012

We had net losses of $59,043 and $153,758 for the three months ended June 30, 2013 and 2012, respectively, while we experienced a net income of $10,834 and a loss of $163,263 for the six months ended June 30, 2013 and 2012, respectively. The loss for the three months ended June 30, 2013 was attributed to the suspension of one of the Company’s TV shows, while the loss for the three months ended June 30, 2012 was attributed to low level profits generated from the Telecom calls related to the TV shows. The Net Income of $10,834 for the six months ended June 30, 2013 was attributed to sufficient gross profit generated from the Company’s telecom calls related to the TV shows, which covered our operating expenses. The loss of $163,263 for the six months ended June 30, 2012 was attributed to high corporate income taxes to the Brazilian tax authority due to the Company’s tax treatment election.

Liquidity and Capital Resources for the six months ended June 30, 2013 and June 30, 2012

Cash flows used in operating activities were $172,422 and $204,527, respectively, for the six months ended June 30, 2013 and 2012. The $172,422 in cash used for 2013 was due to increase in customer receivables, a result of new payment terms from the Company’s largest customer. This variance was reduced by an increase in vendor payables as the Company was able to establish new payment terms with vendors. In addition, the Company reduced prepayments to suppliers, and negotiated a long term financing arrangement with the Brazilian tax authority in an effort to pay down its corporate tax liability. The $204,527 in cash used in 2012 was due primarily to an increase in vendor prepayments for media airtime. However, this was offset by an increase in vendor payables and the Company’s ability to establish a long term financing arrangement with the Brazilian Tax authority in an effort to pay down its corporate taxes.

Cash flows used in investing activities were $0 and $5,124 for the six months ended June 30, 2013 and 2012, respectively. This was mainly attributed to the purchase of TV studio equipment.

Cash flows provided by financing activities for the six months ended June 30, 2013 and 2012 were $168,556 and $20,998, respectively. For the six months ended June 30, 2013, the cash flow provided by financing activities was attributed mainly to the issuance of preferred stock for $171,000 cash.  For the six months ended June 30, 2012, cash flows provided by financing activities were mainly due to proceeds from additional bank loans in the amount of $42,465, offset by repayment of bank loans for the period in the amount of $21,467.

Capital Expenditures

Overall, we have funded our cash needs from inception through June 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $109,700 on hand as of June 30, 2013. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Table of Contents	-22-

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan. Our strategy is to purchase TV media in advance and discounted prices which also affects our gross profit. We plan to strengthen our position in our market.

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

Table of Contents	-23-

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

For the reasons described below, the Company increased its internal controls regarding its Brazilian subsidiary, to improve financial reporting, translation of financial statements from Brazilian GAAP to U.S. GAAP, and provide greater oversight over financial reporting throughout the Company.

Table of Contents	-24-

On April 29, 2013, the Company filed an 8-K advising that the Company had decided to restate its financial statements from December 31, 2012, that were originally published in the Company’s Current Report on Form 8-K filed on March 21, 2013, regarding the financial statements of the Company’s newly-acquired Brazilian operating subsidiary.

The Company determined that the restatement of the Company’s previously issued financial statements to reflect the correction of a material misstatement, announced in the Company’s Form 8-K filed April 29, 2013, was an indicator of a material weakness in the Company’s internal controls over financial reporting. To address the weakness, the Company carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2012.  Based on this assessment, management believes that, as of December 31, 2012, we did not maintain effective controls over the financial reporting control environment with regards to the Company’s Brazilian subsidiary EsoTV.

The Company acquired EsoTV in a merger transaction entered into on March 13, 2013 and made effective on March 27, 2013 (the “Merger”). Due to the limited size of EsoTV’s administrative support staff, the financial constraints on the Company, and the inherent difficulties associated with the review, consolidation and translation of financial statements from a foreign financial system into US GAAP in collaboration with local third-party accounting providers, management was not able to develop or implement controls related to the segregation of duties for purposes of financial reporting prior the time of the Merger. Additionally, the Company has identified that a material weakness existed prior to the time of the Merger resulting from a lack of expertise in accounting for foreign-based transactions.  Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, or as of March 27, 2013, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

Subsequent to the Merger, the Company hired a Chief Financial Officer with considerable international, and specifically Latin American, financial reporting and consolidation experience. The errors were identified in April 2013, during the initial supervisory visit to the subsidiary by the Company’s new CFO, as part of a review for the implementation of a top-down evaluation of internal financial reporting controls in the newly merged and consolidated corporate structure of the Company.

As a result of the identification of the errors and the restatement of the Company’s financials, we believe the entity-level controls implemented by the Company post-Merger in regards to its newly-acquired subsidiary were sufficiently capable of detecting the material misstatement that resulted in the need to file a restatement. In the second quarter of 2013, the Company implemented a processing and control system that involves integrating accounting and bookkeeping service environments in a secure web-based platform that we believe provides transparency and oversight to how transactions are initiated, authorized, processed, and recorded internally. The Company has also implemented internal accounting controls to in an attempt to eliminate the risk of management override.

As a result of the Company’s evaluation and subsequent remedial steps as outlined above, the Company believes that its management now has a sufficient level of detail and degree of assurance that transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. Further, management believes that the likelihood of the occurrence of future material weaknesses that could result in misstatements is remote.

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

Table of Contents	-25-

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any pending legal proceedings.

Item 1A Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Table of Contents	-26-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.
(Registrant)

Dated: August 15, 2013	By	/s/ Themistocles Psomiadis
Themistocles Psomiadis, Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2013	By	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial Officer)

Table of Contents	-27-