Form 10-Q
period 2013-09-30
Brazil Interactive Media, Inc.
filed 2013-11-14
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2013

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

x	Yes	No

Table of Contents

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2013, the issuer had 45,236,314 shares of common stock issued and outstanding.

Table of Contents	2

Table of Contents

BRAZIL INTERACTIVE MEDIA, INC.

Table of Contents	3

Part I. Financial Information

Item 1. Financial Statements

BRAZIL INTERACTIVE MEDIA, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$110,027	$146,331
Accounts receivable	863,624	484,982
Prepayments and advances	41,580	68,910
Total Current Assets	1,015,231	700,223

Property, Plant and Equipment
Fixed assets	469,737	447,619
Accumulated depreciation	(32,732)	0
FIXED ASSETS - NET	437,005	447,619

Other Assets
Intangible Assets	4,698	0
Other Assets	6,712	0
Total Other Assets	11,410	0

TOTAL ASSETS	1,463,646	1,147,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	774,334	171,497
Taxes payable	246,447	194,883
Loan payable	244,884	170,000
Due to third party	0	220,000
Loans from Directors and Officers	101,000	0
Current portion of Bank Loans payable	11,494	22,621
Total current liabilities	1,378,159	779,001

Long-term liabilities:
Bank loans payable	0	0
Tax payable - Longterm	244,195	436,355
Total Long-term liabilities	244,195	436,355

TOTAL LIABILITIES	1,622,354	1,215,356

Stockholders' equity
Preferred stock
Series C preferred, $0.01 par value, 100 shares authorized;
75 and -0- shares issued and outstanding, respectively	0	0
Series G preferred, $0.01 par value, 4,000,000 shares authorized;
3,970,746 and 3,740,000 shares issued and outstanding, respectively	0	37,400
Series H preferred, $0.01 par value, 30,000 shares authorized;
2,500 and -0- shares issued and outstanding, respectively	25	0
Common stock, $0.00001 par value, 100,000,000 shares authorized;
41,000,377 and -0- shares issued and outstanding, respectively	410	0
Additional paid-in-capital	595,501	182,481
Common stock-warrants	171,196	0
Accumulated other comprehensive income (loss)	39,574	(14,015)
Retained earnings	(965,414)	(273,380)
Total Stockholder's Equity	(158,708)	(67,514)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,463,646	$1,147,842

The accompanying notes are an integral part of these financial statements

Table of Contents	4

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

	For the three months ended	For the three months ended	For the Nine months ended	For the Nine months ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
REVENUES	$1,788,754	$909,740	$6,028,891	$2,870,370
Cost of revenues	1,740,445	643,515	4,926,249	2,284,399

Gross Profit	48,309	266,225	1,102,642	585,971

OPERATING EXPENSES
Other Taxes	28,930	39,938	93,921	126,009
Subcontractor Expense	74,327	66,535	403,618	161,759
Rent	27,961	19,257	110,889	80,805
Compensation expense - stock issuance	440,000	0	440,000	0
Other General and administrative	304,791	7,844	813,311	27,243
Total Operating Expenses	876,009	133,574	1,861,739	395,816

Operating Income (Loss)	(827,700)	132,651	(759,097)	190,155

Other comprehensive Income (Expense)
Interest Income	128	0	313	0
Interest Expense	(22,473)	(8,850)	(48,952)	(28,304)
Total Other Income (Expense)	(22,345)	(8,850)	(48,639)	(28,304)

Income before Income Taxes	(850,045)	123,801	(807,736)	161,851

Provision for Income Taxes	(147,177)	96,038	(115,701)	297,349

NET INCOME (LOSS)	($702,868)	$27,763	($692,035)	($135,498)

Other comprehensive income (expense)
Foreign currency translation adjustment	(8,526)	(6,037)	53,588	12,871
Comprehensive income	($711,394)	$21,726	($638,447)	($122,627)

Basic and fully diluted net income (loss) per common share:	($0.02)	N/A	($0.07)	N/A

Weighted average common shares outstanding	29,514,654	N/A	10,175,304	N/A

The accompanying notes are an integral part of these financial statements

Table of Contents	5

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the nine months ended	For the nine months ended
	Sept 30, 2013	Sept 30, 2012
Cash flows from operating activities:
Net income (loss)	$(692,035)	$(135,498)
Depreciation	32,732	—
Compensation expense - common stock issuance	440,000
Issuance of Preferred Series G stock for service	20	—
Effects of Capitalization of Preferred and Common Stock	(62,926)	—
Changes in operating assets and liabilities:
Accounts receivable	(378,642)	(117,096)
Other receivable- related party	—	—
Prepayments and advances	27,330	(62,517)
Intangibles and Other Assets	(11,410)	—
Accounts payable and accrued expenses	602,835	(251,598)
Other payable to related party	—	—
Taxes payables	51,564	402,684
Net cash provided by (used in) operating activities	9,468	(164,025)

Cash flows from investing activities:
Purchase of equipment	(22,118)	(6,363)
Net cash (used in) investing activities	(22,118)	(6,363)

Cash flows from financing activities:
Issuance of Preferred stock for cash	171,000	—
Proceeds from bank loan payable	—	28,347
Proceeds from Director and Officer loans	101,000	—
Principal repayments of bank loan payable	(11,127)	(21,467)
Principal repayment of Cellcast loan payable	(100,000)	—
Principal repayments of Tax installments	(34,139)	—
Net cash provided by financing activities	126,734	6,880

Foreign currency translation adjustment	(150,388)	(25,337)

Increase (decrease) in cash and cash equivalents	(36,304)	(188,845)

Cash and cash equivalents at beginning of period	146,331	193,255

Cash and cash equivalents at end of period	$110,027	$4,410

Cash paid for:
Income tax	$41,221	$8,847
Interest	$23,735	$18,313

NON-CASH INVESTING ACTIVITIES
Shareholder contribution of equipment	$—	$—
Payment of accounts receivable with fixed assets	$—	$—
Issuance of Preferred Series G stock to convert notes payable	$3,084,680	$—
Issuance of common stock to retire notes payable	$109,602	$—
Issuance of Preferred Series H stock to retire note payable	$79,024	$—
Conversion of Preferred Series C stock to Common Stocks	$1	$—
Conversion of Preferred Series G stock to Common Stocks	$39,707	$—
Issuance of common stock issued as part of financing with third party	$440,000	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS & OPERATIONS

Corporate History of Our Company

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol "BIMI." We are a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, which in the first quarter of 2013 became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company. Prior to 2008, the Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, we ceased to be a shell company and acquired a Brazilian television and interactive media technology company in March of 2013.

Our Corporate Structure after the Merger

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, Naturewell, Incorporated filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing our name to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01.

BIMI, Inc. is a Delaware corporation formed on September 11, 2012 as Brazil Interactive Media, Inc. BIMI, Inc. is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. Brazil Interactive Media, Inc., Brazil Interactive Media Participações, Ltda. and EsoTV shall be collectively referred to herein as “Brazil Interactive Media”, “we”, “our”, or “the Company”. Our Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008.

Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company got a new stock symbol, BIMI, which reflects the new name of the Company.

Business and Operations of Our Company

With the merger on March 13, 2013, Brazil Interactive Media commenced the business of producing live TV shows using interactive media technology to generate revenue with an interactive telephone calling component using its own unique and proprietary television programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks.

At our production and administrative facilities in São Paulo, Brazil, we operate two modern television studios, producing and transmitting live television content via satellite to TV stations throughout Brazil. Brazil Interactive Media currently broadcasts throughout Brazil and we have the capacity to broadcast our satellite signal throughout Latin America, if the Company should decide to expand business to countries outside of Brazil.

Through the negotiation and purchase of block television time for strategic times and networks, the Company distributes content directly to our target audience throughout Brazil. Brazil Interactive Media currently leases two

Table of Contents	7

satellite uplinks and produces three live shows daily, providing an average of 13 hours of live television program content every day. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s interactive voice response system to participate in the show formats, which, depending on the particular show, could include the chance to respond to a question live on the air, or participate in a presenter’s conversation with other audience members. Audience participants calling in dial telephone numbers belonging to the Company’s telecommunications partners, which are broadcast on our programs. The Company’s Brazilian telecommunications partners charge audience participants various per-minute rates for the incoming calls and share a portion of the revenue with the Company.

The Company currently broadcasts its programs on a variety of Brazilian television networks. An anchor of our business model is our expertise in negotiating advantageous terms for the pre-purchase of block media time on channels with the audience access and available time slots that best match our audience viewing habits, and coincide with the technical and geographical capacities of our various telecommunications co-billing partners. Our programs are broadcast on the television networks where we have purchased blocks of time, generally in the daytime slot, from 11 am until 4 pm, and in the early morning slot, from 12 am until 6 am. Programming channels and time slots vary from time to time as the Company negotiates the purchase of block media times in advance and introduces new programs periodically in order to best reach its target audience and optimize our return on investment for our media budget.

Our overall target audience consists of members of the Brazilian television viewing public who use cellular telephones. During the third quarter of 2013, we began a focused effort to identify and categorize our client base, to allow us to customize our live programming and maximize viewer participation, as well as prepare for the addition of advertising to our revenue model and better inform the creative process of our new shows. Previously, our business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, did not allow us access to detailed information regarding the Company’s customers. Beginning in the third quarter of 2013 the Company employs new software systems operated by our technical and production teams to create and maintain a constantly updated database of comprehensive information regarding our clientele. This database allows the Company to match the style and content of our production to the preferences of our clients.

The Company receives revenue through co-billing arrangements with the Brazilian telecommunications partners whose numbers we broadcast on our live television programs, for audience access to our voice systems. As a result of events during the third quarter of 2013, we expanded the number of telecommunications partners with whom we operate in order to reduce the risk of underpayment due to technical and accounting issues within the telecommunications partners we employ. During this quarter, the Company monetized more than 90% (ninety percent) of the sale of its services to the public through primarily one co-billing partner, Brasil Telecom (operating in Brasil under the brand name “Oi”). In the beginning of the fourth quarter, the Company switched providers for the majority of its telecom co-billing, and currently generates approximately 10% (ten percent) of its income from Oi. We increased the amount of revenue we run through other telecom co-billing partners in order to increase our future per-minute revenue share on more advantageous payment terms, and in response to third quarter underpayment issues caused by technical and accounting problems within Oi’s telecom billing systems. Currently, in addition to Oi, we work with IP Corp., through which we currently generate approximately 90% (ninety percent) of our revenue. We intend to add further telecom partners in the future.

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

Table of Contents	8

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

Table of Contents	9

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

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2013 and 2012, the Company did not record an allowance for uncollectible accounts.

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

Table of Contents	10

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended September 30, 2013 and December 31, 2012, respectively.

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of September 30, 2013 and December 31, 2012, the Company had outstanding income and other taxes due with the tax authority in Brazil in the amounts of $490,642 and $631,238, respectively. A portion of the income tax due for 2012, or $355,503, will be paid over time pursuant to an installment plan entered into by the Company and the tax authority in Brazil.

Earnings per share

Table of Contents	11

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of September 30, 2013 and 2012 were US$1 for R$2.23 and R$2.02, respectively. The average exchange rates for the three months ended September 30, 2013 and 2012 were R$2.28 and R$2.02 respectively, while the average exchange rates for the nine months ended September 30, 2013 and 2012 were US$1 for R$2.12 and R$1.92, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

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

Table of Contents	12

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended September 30, 2013 or 2012.

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

Table of Contents	13

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

In September 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Table of Contents	14

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of September 30, 2013 and December 31, 2012:

	2013	2012

Gross trade accounts receivable from customers	$863,624	$484,982
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$863,624	$484,982

There were no bad debt expenses recognized during the quarters ended September 30, 2013 and 2012 in the accompanying consolidated income statements.

NOTE 4 - FIXED ASSETS

Fixed assets were comprised of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Cost:
Machinery and equipment	$465,723	$439,560
Furniture and fixtures	4,014	8,059
Total cost	469,737	447,619
Less: Accumulated depreciation	(32,732)	0
Property and equipment, net	$437,005	$447,619

Depreciation expense recorded for three months ended September 30, 2013 and 2012 were $10,930 and $0, respectively, while depreciation expense for the nine months ended September 30, 2013 and 2012 were $32,732 and $0 respectively for fixed assets placed in service for depreciation purpose.

Certain of the Company’s depreciable assets, machinery and equipment, are pledged as collateral in the event of default on the note payable. See note 7.

NOTE 5 - BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $11,494 as of September 30, 2013 and $22,621 as of December 31, 2012, respectively. Accordingly, the Company recorded interest expense of $11,950 and $8,850 during the quarters ended September 30, 2013 and 2012, respectively, while the Company recorded interest expense of $17,560 and $28,304 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 - TAX INSTALLMENTS PAYABLE

In 2012, an installment plan was entered into by the Company and the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of September 30, 2013, the outstanding balance on the tax installments payable was $355,503.

Table of Contents	15

Type of tax	Balance as of September 30, 2013

Cofins Payable - Tax on Service	$88,580
PIS Withheld Payable – Tax on Services	17,446
Social Contribution Payable – Social Security Tax	68,979
Income Tax Payable	180,498
Total	$355,503

NOTE 7 - NOTE PAYABLE

The company has a loan payable bearing yearly interest of 10% as of September 30, 2013. The balance of this loan was $244,884 as of September 30, 2013 and carries a guaranty from the Company. The effect of accrued interest for the three months ended September 30, 2013 and 2012 were $10,523 and $0, respectively. The effect of accrued interest for the nine months ended September 30, 2013 and 2012 were $31,392 and $0, respectively. Until September 3, 2013, we had a loan payable in the principal amount of $170,000, with interest compounded at 2% per month, secured by certain depreciable assets of the Company. That previous loan payable was refinanced as part of a settlement agreement, pursuant to which the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven in return for the new note payable of $200,000 and cash payments of $150,000. In exchange for forgiveness of the 2012 note in the amount of $170,000 and the 2012 media advances in the amount of $220,000, the Company issued Cellcast a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued to Cellcast one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement. The new $200,000 note payable carries interest at 10% per annum and is payable in 24 monthly installments, and the $150,000 cash payment was made as a $100,000 lump sum and five monthly installments of $10,000, without interest.

See Part 2, Item 5 for more detailed disclosure on the refinancing of this note payable.

Principal maturities of the loan payable as of September 30, 2013 are as follows:

Amount
2013	$244,884
Total	$244,884

NOTE 8 - LOANS FROM DIRECTORS AND OFFICERS

Amount
2013	$101,000
Total	$101,000

The company received $101,000 in loans from the company directors and officers. The loans had a maturity date of October 1, 2013 and paid interest at a rate of 5% per annum. Half of the loans were paid prior to the maturity date, the remaining loans in the amount of $50,000.00 are past due.

NOTE 9 - CAPITAL STRUCTURE

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of September 30, 2013, there were 2,500 shares issued and outstanding.

Table of Contents	16

Common Stock

On July 25, 2013, 39,707,460 shares of Common Stock were issued in conversion of the 3,970,746 issued and outstanding shares of Series G Convertible Preferred Stock, and at September 30, 2013, there are no shares of Series G Convertible Preferred Stock issued and outstanding. In accordance with a condition to the closing of the Merger Agreement, the Company has required that the Common Stock newly issued upon the conversion of the Series G Convertible Preferred Stock be subject to Lock Up and Leak Out Agreements that restrict the transferability of that Common Stock.

On September 3, 2013, 1,000,000 shares of Common Stock were issued as part of settlement agreement, pursuant to which the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven, the Company issued Cellcast a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued to Cellcast one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement, compensation expense of $440,000 was recognized due to the fair value of the shares in excess of the per share settlement price.

As of September 30, 2013, the Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of September 30, 2013, there were 41,000,377 shares issued and outstanding. As of November 14, 2013, there were 45,236,314 shares issued and outstanding.

NOTE 10 – STOCK OPTIONS/WARRANTS

During the three months ended March 31, 2013, the Company issued warrants to Dutchess Global Strategies Fund, LLC and Dutchess Opportunity Fund LP for the purchase of 41,667 and 166,667 of common stock, respectively at an exercise price of $0.60 per share. The warrants may be exercised any time after issuance through and including the fifth (5th) anniversary of its original issuance. During the three months and nine months ended September 30, 2013 and 2012, respectively, no stock options or warrants were exercised.

Stock Warrants and Options Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:
	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.60	NONE	NA

Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00

NOTE 11 - COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2015. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of September 30 are as follows:

Table of Contents	17

Lease payment
Year ended, December 31, 2013	$29,329
2014	$117,318
2015	$127,060
Total	$273,707

The two satellite uplink leases are on a month to month basis with no future operating lease commitments.

For the three months ended September 30, 2013 and 2012, the Company had rental expenses of $27,961 and $19,257, respectively. For the Nine months ended September 30, 2013 and 2012, the Company had rental expenses of $110,889 and $80,805, respectively.

The Company had no contingencies existing as of September 30, 2013 and 2012.

NOTE 12 - CONCENTRATION AND RISK

Major Customers

The Company had one customer from which the Company generated 95% and 100% revenues during the three months ended September 30, 2013 and 2012, respectively. The Company had one customer from which the Company generated 90% and 100% revenues during the nine months ended September 30, 2013 and 2012, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

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

NOTE 13 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of September 30, 2013 and December 31, 2012.

Table of Contents	18

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements:

Change in major customer

As a result of events during the third quarter of 2013, we expanded the number of telecommunications partners with whom we operate in order to reduce the risk of underpayment due to technical and accounting issues within the telecommunications partners we employ. During the third quarter, the Company monetized more than 90% (ninety percent) of the sale of its services to the public through primarily one co-billing partner, Brasil Telecom (operating in Brazil under the brand name “Oi”). We increased the amount of revenue we run through other telecom co-billing partners in order to increase our future per-minute revenue share on more advantageous payment terms, and in response to third quarter underpayment issues caused by technical and accounting problems within Oi’s telecom billing systems. In the beginning of the fourth quarter, the Company switched providers for the majority of its telecom co-billing, and currently generates approximately 10% (ten percent) of its income from Oi.

Beginning on the first of October, 2013, in addition to Oi, we work with IP Corp., through which we currently generate approximately 90% (ninety percent) of our revenue. With Oi, the Company receives $0.19 per minute on client telephone calls, and with IP Corp., the Company receives $0.50 per minute. No new agreements were signed. We intend to add further telecom partners in the future.

Issuance of Common Stock

On October 1, 2013, the Company issued 360,000 shares of common stock in payment for professional services, and 3,875,000 shares of common stock in pursuant to conditions of the Merger Agreement.

Loans from Directors

On October 9, 2013, the company received $20,000 in loans from the company directors. The loans have a maturity date of December 8, 2013 and pay interest at a rate of 5% per annum.

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

Table of Contents	19

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

Corporate History of the Company

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol "BIMI." The Company is a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, which in the first quarter of 2013 became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company. Prior to 2013, the Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

Our Corporate Structure after the Merger

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, Naturewell, Incorporated filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing its name to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01. Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company got a new stock symbol, BIMI, which reflects the new name of the Company.

BIMI, Inc. is a Delaware corporation formed on September 11, 2012 as Brazil Interactive Media, Inc. BIMI, Inc. is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. The Company’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008.

Business and Operations of the Company

With the merger on March 13, 2013, Brazil Interactive Media commenced the business of producing live TV shows using interactive media technology to generate revenue with an interactive telephone calling component using its own unique and proprietary television programs that include quiz shows, games, psychics and live chat formats. The Company’s program content reaches the nationwide Brazilian television audience via an in-studio satellite signal uplink to a variety of Brazilian TV broadcast networks. At its production and administrative facilities in São Paulo, Brazil, the Company operates two modern television studios, producing and transmitting live television content via satellite to TV stations throughout Brazil. Brazil Interactive Media currently broadcasts throughout Brazil and has the capacity to broadcast its satellite signal throughout Latin America, if the Company should decide to expand business to countries outside of Brazil.

Through the negotiation and purchase of block television time for strategic times and networks, the Company distributes content directly to its target audience throughout Brazil. Brazil Interactive Media currently leases two satellite uplinks and produces three live shows daily, providing an average of 13 hours of live television program content every day. Brazilian television viewers participate in the shows in real time via telephone, calling into the Company’s interactive voice response system to participate in the show formats, which, depending on the particular

Table of Contents	20

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

The Company currently broadcasts its programs on a variety of Brazilian television networks. The Company’s programs are broadcast on the television networks where it has purchased blocks of time, generally in the daytime slot, from 11 am until 4 pm, and in the early morning slot, from 12 am until 6 am. Programming channels and time slots vary from time to time as the Company negotiates the purchase of block media times in advance and introduces new programs periodically in order to best reach its target audience and optimize its return on investment for its media purchasing budget.

Results of Operations

Revenues for the three and nine month periods ended September 30, 2013 and 2012

We had revenue of $1,788,754 and $909,740 for the three months ended September 30, 2013 and 2012, respectively. Our revenues for the nine months ended September 30, 2013 and 2012 were $6,028,891 and $2,870,370, respectively. The growth in our revenues can be attributed to increased air time due to a variety of TV shows and increased volume of telecom minute calls due to increased audience participation. However, during the three months ended September 30, 2013 our revenue levels were lower than anticipated due to problems with our primary telecom provider’s billing platform. In response, we have transitioned the majority of our billing to an alternate telecom provider with a different telecom billing platform. We expanded the number of telecommunications partners with whom we operate in order to reduce the risk of underpayment due to technical and accounting issues within the telecommunications partners we employ. Additionally, we increased the amount of revenue we run through other telecom co-billing partners at a per-minute revenue share that is substantially higher, and we expect to see increased revenue in the fourth quarter as a result of these changes.

Cost of revenues for the three and nine month periods ended September 30, 2013 and 2012

Cost of revenues was recorded at $1,740,445 and $643,515 during the three months ended September 30, 2013 and 2012, respectively. Cost of revenues for the nine months ended September 30, 2013 and 2012 were $4,926,249 and $2,284,399, respectively. Cost of revenues consists primarily of cost of media time, television production contractors and prize payouts. The increase in the cost of revenues is directly attributed to the increase in airtime and audience participation which resulted in increase in subcontractor expenses for TV shows and cost of media, as well as an increase in prize payouts.

Operating expenses for the three and nine month periods ended September 30, 2013 and 2012

We had operating expenses of $876,009 and $133,574 for the three months ended September 30, 2013 and 2012, respectively, while the operating expenses for the nine months ended September 30, 2013 and 2012 were $1,861,739 and $395,816, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, non-TV subcontractor costs, investor relation costs, legal and professional fees, security, traveling expenses and $440,000 of compensation expense from issuance of stock as part of a refinance agreement with a third party. The increase in operating expenses is a result of the growth in revenues from the various TV shows run by the company.

Net (Loss) Income for the three and nine month periods ended September 30, 2013 and 2012,

We had net loss of $702,868 and net income of $27,763 for the three months ended September 30, 2013 and 2012, respectively, while we experienced a net loss of $692,035 and $135,498 for the nine months ended September 30, 2013 and 2012, respectively. The loss for the three months ended September 30, 2013 was attributed to the suspension of one of the company’s TV shows and lower gross profits from the TV shows due to technical issues with our primary telecom provider’s billing platform, along with compensation expense from common stock issuance related to refinance agreement with a third party. We have subsequently transitioned to a new telecom

Table of Contents	21

provider with a different billing platform and higher per-minute revenues for the Company. While the net income for the three months ended September 30, 2012 were attributed to higher level profits generated from Telecom calls related to TV shows. The net loss of $692,035 for the nine months ended September 30, 2013 was attributed mainly to the technical issues related to our Telecom provider’s billing platform which resulted in lower revenues and gross profits which were not sufficient to cover our operating expenses. The loss of $135,498 for the nine months ended September 30, 2012 was attributed to elevated corporate income taxes due to the Brazilian tax authorities as a result of the company’s tax treatment election for 2012.

Liquidity and Capital Resources for the nine months ended September 30, 2013 and September 30, 2012

Cash flows provided and used in operating activities were $9,468 and $164,025, respectively, for the nine months ended September 30, 2013 and 2012, respectively. The $9,468 cash provided for 2013 was due to an increase in accounts payable and accrued expenses, offset by an increase customer receivables and a net loss for the nine months. The $164,025 cash used in 2012 was due primarily to an increase in customer receivables based on payment terms in effect during 2012.

Cash flows used in investing activities were $22,118 and $6,363 for the nine months ended September 30, 2013 and 2012, respectively. This was mainly attributed to the purchase of TV studio equipment during both years.

Cash flows provided by financing activities for the nine months ended September 30, 2013 and 2012 were $126,734 and $6,880, respectively. The $126,735 cash provided in 2013 was attributed mainly to loans from officers and directors, while the $6,880 cash provided for 2012 was mainly attributed mainly to the capitalization of debt to preferred and common stock as part of the company’s reverse merger agreement as well proceeds from bank borrowings.

Capital Expenditures

Overall, we have funded our cash needs from inception through September 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $110,027 on hand as of September 30, 2013. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan. Our strategy is to purchase TV media in advance and discounted prices which also affect our gross profit. We plan to strengthen our position in our market.

Settlement and Refinancing of Loan Payable and Advances from Third Parties

Until September 3, 2013, we had a loan payable in the principal amount of $170,000, with interest compounded at 24% per annum payable in 12 monthly installments and secured by certain depreciable assets of the Company.

Table of Contents	22

That previous loan payable was refinanced as part of a settlement agreement, pursuant to which the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven in return for the new note payable of $200,000 and cash payments of $150,000. In exchange for forgiveness of the 2012 note in the amount of $170,000 and the 2012 media advances in the amount of $220,000, the Company issued a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued to Cellcast one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement, valued at $0.30 per share. The new $200,000 note payable carries interest at 10% per annum and is payable in 24 monthly installments, and the $150,000 cash payment was made as a $100,000 lump sum and five monthly installments of $10,000, without interest.

See Part 2, Item 5 for additional information on the refinancing of the note payable.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Intellectual Property

In order to protect its proprietary television program formats and designs, the Company has applied for several trademarks with the Brazilian patent and trademark office.

Customer Base

Our overall target audience consists of members of the Brazilian television viewing public who use cellular telephones. During the third quarter of 2013, we began a focused effort to identify and categorize our client base, to allow us to better customize our live programming to maximize viewer participation, as well as prepare for the addition of advertising to our revenue model and better inform the creative process of our new product development. Previously, our business model, where income flows from third-party telecommunications providers who bill the Company’s customers directly, did not allow us access to detailed information regarding the Company’s customers. Beginning in the third quarter of 2013 the Company employs new systems operated by our technical and production teams to create and maintain a constantly updated database of comprehensive information regarding our customers. This database allows the Company to match the style and content of our production to the preferences of our clients.

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

Outlook

Table of Contents	23

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in our Form 8-K filed March 21, 2013 as well as:

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

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1943, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Table of Contents	24

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

Table of Contents	25

company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any pending legal proceedings. We may be involved from time to time in various legal proceedings in the normal course of business but are currently not a party to any material pending legal proceedings. In addition, we are from time to time party to disputes that arise in the ordinary course of business. There are no current “ordinary course” matters that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations, financial condition or cash flow. We will disclose the nature of any such matter or discussion if we determine that (i) it is probable an adverse party will assert a claim against us, (ii) there is a reasonable possibility the outcome (assuming assertion) will be unfavorable, and (iii) the resulting liability would be material to our financial condition.

Item 1A Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

In April of 2013, we were approached by an advisor to Cellcast UK Limited (“Cellcast”), to engage in discussions about a cooperative business association between Cellcast UK Limited and the Company’s Brazilian subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comercio Ltd. (“EsoTV”) that took place between November, 2012 and January, 2013, prior to the acquisition of EsoTV by the Company. During that business association, Cellcast loaned EsoTV the amount of $170,000 and also advanced media buying funds in the amount of $220,000, in return for television production and broadcast services performed by EsoTV. The loan of $170,000 was secured by a promissory note issued to Cellcast by EsoTV, with interest of 24% per annum, payable in 12 monthly installments. The Company disagreed with Cellcast regarding the terms of repayment of the Note, the spending of the media buying funds and the nature of the business association. On September 3, 2013, pursuant to negotiations with Cellcast, we entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Cellcast resolving this disagreement, pursuant to which the parties mutually released each other from liability and Cellcast agreed to restructure EsoTV’s debt to Cellcast. In exchange for forgiveness of the 2012 note in the amount of $170,000 and the 2012 media advances in the amount of $220,000, the Company issued Cellcast a new note in the amount of $200,000, agreed to pay $150,000 in cash over six months, and issued to Cellcast one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement, valued at $0.30 per share. The new $200,000 note payable carries interest at 10% per annum and is payable in 24 monthly installments, and the $150,000 cash payment was made as a $100,000 lump sum and five monthly installments of $10,000, without interest.

Table of Contents	26

Item 6. Exhibits

10.1 Settlement Agreement dated September 3, 2013

10.2 Promissory Note dated August 30, 2013, Loan from Director and Officer

10.3 Promissory Note dated August 30, 2013, Loan from Director

10.4 Promissory Note dated August 30, 2013, Loan from Director

10.5 Promissory Note dated October 9, 2013, Loan from Director

10.6 Promissory Note dated October 9, 2013, Loan from Director

31.1(2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.
(Registrant)

Dated: November 14, 2013	By	/s/ Themistocles Psomiadis
Themistocles Psomiadis, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2013	By	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial Officer)

Table of Contents	27