Form 10-Q/A
period 2013-09-30
Brazil Interactive Media, Inc.
filed 2013-12-03
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

[x]	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[x]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2013, the issuer had 45,236,314 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Brazil Interactive Media, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended September 30, 2013 (“Initial Filing”), as filed with the Securities and Exchange Commission on November 14, 2013, to expand the disclosure given in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” regarding the increase in the Company’s operating expenses during the three months ended September 30, 2013 (“Amended Filing”).

Specifically, the Amended Filing include an expanded Results of Operations section that gives additional disclosure on our increased operating expenses, which the Company experienced during the third quarter of 2013, due to an increase in our media expense as a result of the expansion of business with our new primary telecom provider, and competitive buying pressures in the Brazilian television media market, both of which required us to expand our media buying, increased our per-minute media costs, and negatively impacted our operating results. Also, Note 12 to the unaudited consolidated financial statements include expanded disclosure regarding important risk factors, specifically increases in operating costs due to new business initiatives, competitive pressures in the Brazilian media market, and other causes. Additionally, the Amended Filing includes as exhibits two amendments to a material contract, signed on November 22, 2013, that give our Brazilian subsidiary an exclusive relationship with our main telecommunications provider for our primary broadcast programs, and that establish that we will receive a higher per-minute rate with our co-billing arrangement.

Other than the changes as described above, all information included in the Initial Filing is unchanged.

BRAZIL INTERACTIVE MEDIA, INC.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

BRAZIL INTERACTIVE MEDIA, INC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$110,027	$146,331
Accounts receivable	863,624	484,982
Prepayments and advances	41,580	68,910
Total Current Assets	1,015,231	700,223
Property, Plant and Equipment
Fixed assets	469,737	447,619
Accumulated depreciation	(32,732)	0
FIXED ASSETS - NET	437,005	447,619
Other Assets
Intangible Assets	4,698	0
Other Assets	6,712	0
Total Other Assets	11,410	0
TOTAL ASSETS	1,463,646	1,147,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	774,334	171,497
Taxes payable	246,447	194,883
Loan payable	244,884	170,000
Due to third party	0	220,000
Loans from Directors and Officers	101,000	0
Current portion of Bank Loans payable	11,494	22,621
Total current liabilities	1,378,159	779,001
Long-term liabilities:
Bank loans payable	0	0
Tax payable - Long term	244,195	436,355
Total Long-term liabilities	244,195	436,355
TOTAL LIABILITIES	1,622,354	1,215,356
Stockholders' equity
Preferred stock
Series C preferred, $0.01 par value, 100 shares authorized; 75 and -0- shares issued and outstanding, respectively	0	0
Series G preferred, $0.01 par value, 4,000,000 shares authorized; 3,970,746 and 3,740,000 shares issued and outstanding, respectively	0	37,400
Series H preferred, $0.01 par value, 30,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	25	0
Common stock, $0.00001 par value, 100,000,000 shares authorized; 41,000,377 and -0- shares issued and outstanding, respectively	410	0
Additional paid-in-capital	595,501	182,481
Common stock-warrants	171,196	0
Accumulated other comprehensive income (loss)	39,574	(14,015)
Retained earnings	(965,414)	(273,380)
Total Stockholder's Equity	(158,708)	(67,514)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,463,646	$1,147,842

The accompanying notes are an integral part of these financial statements

Table of Contents	1

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

	For the three months ended	For the three months ended	For the Nine months ended	For the Nine months ended
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
REVENUES	$1,788,754	$909,740	$6,028,891	$2,870,370
Cost of revenues	1,740,445	643,515	4,926,249	2,284,399

Gross Profit	48,309	266,225	1,102,642	585,971

OPERATING EXPENSES
Other Taxes	28,930	39,938	93,921	126,009
Subcontractor Expense	74,327	66,535	403,618	161,759
Rent	27,961	19,257	110,889	80,805
Compensation expense - stock issuance	440,000	0	440,000	0
Other General and administrative	304,791	7,844	813,311	27,243
Total Operating Expenses	876,009	133,574	1,861,739	395,816

Operating Income (Loss)	(827,700)	132,651	(759,097)	190,155

Other comprehensive Income (Expense)
Interest Income	128	0	313	0
Interest Expense	(22,473)	(8,850)	(48,952)	(28,304)
Total Other Income (Expense)	(22,345)	(8,850)	(48,639)	(28,304)

Income before Income Taxes	(850,045)	123,801	(807,736)	161,851

Provision for Income Taxes	(147,177)	96,038	(115,701)	297,349

NET INCOME (LOSS)	($702,868)	$27,763	($692,035)	($135,498)

Other comprehensive income (expense)
Foreign currency translation adjustment	(8,526)	(6,037)	53,588	12,871
Comprehensive income	($711,394)	$21,726	($638,447)	($122,627)

Basic and fully diluted net income (loss) per common share:	($0.02)	N/A	($0.07)	N/A

Weighted average common shares outstanding	29,514,654	N/A	10,175,304	N/A

The accompanying notes are an integral part of these financial statements

Table of Contents	2

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
	For the nine months ended Sept 30, 2013	For the nine months ended Sept 30, 2012
Cash flows from operating activities:
Net income (loss)	$(692,035)	$(135,498)
Depreciation	32,732	—
Compensation expense - common stock issuance	440,000
Issuance of Preferred Series G stock for service	20	—
Effects of Capitalization of Preferred and Common Stock	(62,926)	—
Changes in operating assets and liabilities:
Accounts receivable	(378,642)	(117,096)
Other receivable- related party	—	—
Prepayments and advances	27,330	(62,517)
Intangibles and Other Assets	(11,410)	—
Accounts payable and accrued expenses	602,835	(251,598)
Other payable to related party	—	—
Taxes payables	51,564	402,684
Net cash provided by (used in) operating activities	9,468	(164,025)

Cash flows from investing activities:
Purchase of equipment	(22,118)	(6,363)
Net cash (used in) investing activities	(22,118)	(6,363)

Cash flows from financing activities:
Issuance of Preferred stock for cash	171,000	—
Proceeds from bank loan payable	—	28,347
Proceeds from Director and Officer loans	101,000	—
Principal repayments of bank loan payable	(11,127)	(21,467)
Principal repayment of Cellcast loan payable	(100,000)	—
Principal repayments of Tax installments	(34,139)	—
Net cash provided by financing activities	126,734	6,880
Foreign currency translation adjustment	(150,388)	(25,337)

Increase (decrease) in cash and cash equivalents	(36,304)	(188,845)
Cash and cash equivalents at beginning of period	146,331	193,255
Cash and cash equivalents at end of period	$110,027	$4,410

Cash paid for:
Income tax	$41,221	$8,847
Interest	$23,735	$18,313

NON-CASH INVESTING ACTIVITIES
Shareholder contribution of equipment	$—	$—
Payment of accounts receivable with fixed assets	$—	$—
Issuance of Preferred Series G stock to convert notes payable	$3,084,680	$—
Issuance of common stock to retire notes payable	$109,602	$—
Issuance of Preferred Series H stock to retire note payable	$79,024	$—
Conversion of Preferred Series C stock to Common Stocks	$1	$—
Conversion of Preferred Series G stock to Common Stocks	$39,707	$—
Issuance of common stock issued as part of financing with third party	$440,000	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	3

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Table of Contents	4

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

In the beginning of the fourth quarter, the Company switched providers for the majority of its telecom co-billing, and on November 22, 2013, we entered into an exclusive broadcasting and co-billing relationship with another Brazilian telecommunications partner with which we have an existing co-billing arrangement, Falkland Tecnologia em Comunicações S.A. (operating in Brazil under the commercial name of “IP Corp”). Prior to the fourth quarter of 2013, we generated approximately 10% (ten percent) of our income from IP Corp. We increased the amount of revenue we run through IP Corp in order to increase our future per-minute revenue share on more advantageous payment terms, and in response to third quarter underpayment issues caused by technical and accounting problems within Oi’s telecom billing systems.

The Company’s Telecommunications Support Service Provision Agreement (co-billing service contract) with Falkland Tecnologia em Comunicações S.A. (“IP Corp”) (the “IP Corp Telecom Contract”) was signed between IP Corp and EsoTV on November 6, 2012. A summary of the material terms of the IP Corp Telecom Contract are as follows. The IP Corp Telecom Contract is effective for 12 months from the date of signing and is extendable by its terms for equal periods upon renovation by the parties. The contract was last extended on November 22, 2013. By the terms of the contract, IP Corp provides active designated telephone numbers to the Company, the Company provides

Table of Contents	5

the voice content system for the numbers, and publicizes the telephone numbers provided by IP Corp via television broadcast. IP Corp pays to the Company a value of R$1.00 per minute of call traffic handled by IP Corp, on thirty day terms. On November 22, 2013, the Company amended the IP Corp Telecom Contract to give the Company an exclusive broadcasting and co-billing relationship with IP Corp for the programming of our most profitable interactive television format.

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

See Part 2, Item 5 for more detailed disclosure on the refinancing of this note payable.

Principal maturities of the loan payable as of September 30, 2013 are as follows:

Amount
2013	$244,884
Total	$244,884

NOTE 8 - LOANS FROM DIRECTORS AND OFFICERS

Amount
2013	$101,000
Total	$101,000

Table of Contents	13

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

Stock Warrants and Options

Stock warrants/options outstanding and exercisable on September 30, 2013 are as follows:

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding
	$0.60	NONE	NA

Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00

Table of Contents	14

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

In addition, the Company is subject to risks common to companies in its industry, including, but not limited to, litigation, development of new technological innovations, dependence on key personnel, increases in operating costs due to new business initiatives and competition for finite media time.

Table of Contents	15

NOTE 13 - SEGMENTS

The Company determined that it does not operate in any material, separately reportable operating segments as of September 30, 2013 and December 31, 2012.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements:

Change in major customer

As a result of events during the third quarter of 2013, we expanded the number of telecommunications partners with whom we operate in order to reduce the risk of underpayment due to technical and accounting issues within the telecommunications partners we employ. During the third quarter, the Company monetized more than 90% (ninety percent) of the sale of its services to the public through primarily one co- billing partner, Brasil Telecom (operating in Brazil under the brand name “Oi”). We increased the amount of revenue we run through other telecom co-billing partners in order to increase our future per-minute revenue share on more advantageous payment terms, and in response to third quarter underpayment issues caused by technical and accounting problems within Oi’s telecom billing systems. In the beginning of the fourth quarter, the Company switched providers for the majority of its telecom co-billing. on November 22, 2013, we entered into an exclusive broadcasting and co-billing relationship with IP Corp, who is now the Company's exclusive telecom partner for our quiz-format television broadcasts. With Oi, the Company receives $0.19 per minute on client telephone calls, and with IP Corp., the Company receives $0.50 per minute.

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

Table of Contents	16

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

Table of Contents	17

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

Results of Operations

Revenues for the three and nine month periods ended September 30, 2013 and 2012

We had revenue of $1,788,754 and $909,740 for the three months ended September 30, 2013 and 2012, respectively. Our revenues for the nine months ended September 30, 2013 and 2012 were $6,028,891 and $2,870,370, respectively. The growth in our revenues can be attributed to increased airtime due to a variety of broadcast programs and increased volume of telecom minute calls due to increased audience participation. However, during the three months ended September 30, 2013 our revenue levels were lower than anticipated due to problems with our previous primary telecom provider’s billing platform. In response, we have transitioned the majority of our billing to an alternate telecom provider with a different telecom billing platform. We have shifted our use of telecommunications partners with whom we operate in order to reduce the risk of underpayment due to technical and accounting issues within the telecommunications partners we employ. Additionally, we increased the amount of revenue we generate through alternate telecom co-billing partners at a per-minute revenue share that is substantially higher.

Cost of revenues for the three and nine month periods ended September 30, 2013 and 2012.

Table of Contents	18

Cost of revenues was recorded at $1,740,445 and $643,515 during the three months ended September 30, 2013 and 2012, respectively. Cost of revenues for the nine months ended September 30, 2013 and 2012 were $4,926,249 and $2,284,399, respectively. Cost of revenues consists primarily of cost of media time, television production contractors and prize payouts. The increase in the cost of revenues is directly attributed to an increase in media expenses as a result of the expansion of business with our new primary telecom provider, and competitive pricing pressure in the Brazilian television media market during the second quarter, both of which required us to expand our media buying, increased our per-minute media costs, and negatively impacted our operating results.

Operating expenses for the three and nine month periods ended September 30, 2013 and 2012

We had operating expenses of $876,009 and $133,574 for the three months ended September 30, 2013 and 2012, respectively, while the operating expenses for the nine months ended September 30, 2013 and 2012 were $1,861,739 and $395,816, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, non-TV subcontractor costs, investor relation costs, legal and professional fees, security, traveling expenses and $440,000 of compensation expense from issuance of stock as part of a refinance agreement with a third party. The increase in operating expenses during the third quarter of 2013 is a result of the expansion of business with our new primary telecom provider. Additionally, in order to increase revenue, we increased our prize payouts for certain of our game shows.

Net (Loss) Income for the three and nine month periods ended September 30, 2013 and 2012,

We had a net loss of $702,868 and net income of $27,763 for the three months ended September 30, 2013 and 2012, respectively, while we experienced a net loss of $692,035 and $135,498 for the nine months ended September 30, 2013 and 2012, respectively. The loss for the three months ended September 30, 2013 was attributed to lower gross profit and an increase in operating expenses.

The net income for the three months ended September 30, 2012 was attributed to higher level profits generated from telecom calls related to the company’s broadcasting. The net loss of $692,035 for the nine months ended September 30, 2013 was attributed mainly to the technical issues with our formerly primary telecom provider’s billing platform, the increase in media expense related to market conditions and the integration of business with our new main telecom provider, and compensation expense from common stock issuance related to refinance agreement with a third party, that resulted in lower gross profits which were not sufficient to cover our operating expenses. The loss of $135,498 for the nine months ended September 30, 2012 was attributed to elevated corporate income taxes due to the Brazilian tax authorities as a result of the company’s tax treatment election for 2012.

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

Table of Contents	19

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

Table of Contents	20

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

Table of Contents	21

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

Table of Contents	22

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

Table of Contents	23

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

On November 22, 2013, the Company amended its telecommunications co-billing contract with Falkland Tecnologia em Comunicações S.A. (“IP Corp”), and as a result we entered into an exclusive broadcasting and co-billing relationship with IP Corp. Those amendments are attached to this Amended Filing as Exhibits 10.7 and 10.8.

Table of Contents	24

Item 6. Exhibits

10.1	Settlement Agreement dated September 3, 2013
10.2	Promissory Note dated August 30, 2013, Loan from Director and Officer
10.3	Promissory Note dated August 30, 2013, Loan from Director
10.4	Promissory Note dated August 30, 2013, Loan from Director
10.5	Promissory Note dated October 9, 2013, Loan from Director
10.6	Promissory Note dated October 9, 2013, Loan from Director
10.7	English Translation of the Third Amendment to the Telecommunications Support Services Contract, dated November 22, 2013.
10.8	English Translation of the Fourth Amendment to the Telecommunications Support Services Contract, dated November 22, 2013.
31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (2)	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of of 2002.
32.2 (2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.
(Registrant)

Dated: December 2, 2013	By	/s/ Themistocles Psomiadis
Themistocles Psomiadis, Chief Executive Officer (Principal Executive Officer)

Dated: December 2, 2013	By	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer (Principal Financial Officer)

Table of Contents	25