Form 10-K
period 2013-12-31
Brazil Interactive Media, Inc.
filed 2014-04-15
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

Commission file number 0-26108

Brazil Interactive Media, Inc.

(Name of small business issuer in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

94-2901715

(IRS Employer identification No.)

801 Brickell Avenue, Suite 900, Miami, Florida 33131

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

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of December 31, 2013 the aggregate market value was $116,160.97.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 11, 2014 the Company had issued and outstanding 45,236,314 shares of regular common stock.

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

Our business income is generated outside the U.S. We are pursuing growth opportunities for our business in the Federal Republic of Brazil. Operating in a foreign country exposes us to political, economic, and other risks, as well as multiple foreign regulatory requirements that are subject to change, including:

·	Economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil;
·	Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the United States and Brazil;
·	Foreign regulations restricting our ability to market our products in those countries;
·	Differing labor regulations and union relationships;
·	Consequences from changes in tax laws;
·	Difficulties in obtaining financing in foreign countries for local operations; and
·	Political and economic instability, natural calamities, war, and terrorism.

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

The Public Market for Our Common Stock is Volatile and Limited.

Our common stock is currently quoted on the OTCQB under the ticker symbol BIMI. The market price of the Company's common stock has been, and is likely to continue to be, volatile. Factors such as announcement of an acquisition or merger, if any, announcements relating to strategic relationships, government regulatory actions, general conditions in overall market conditions and other unforeseen factors may have a significant impact on the market price of the common stock. In addition, in recent years the stock market for penny stocks in general, has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of penny stock securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

In addition, the public float of the Company's common stock is small in comparison to total shares outstanding on a fully diluted basis, resulting in a very thin public market for the trading of the Company's shares. Limited trading volume entails a high degree of volatility in the stock price. In the 52-week period from January 1, 2013 to December 31, 2013, the closing price for the shares of the Company's stock on the OTCQB ranged from $1.00 to $0.0004. This situation of limited liquidity and volatile stock price will most likely continue for the near future.

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

Rule 144 Stock Sales

As of December 31, 2013, the Company had outstanding approximately 44,986,686 shares of common stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. The SEC recently adopted amendments to Rule 144 which became effective on February 15, 2008 and apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

Item 2.  PROPERTIES

The Company's corporate offices for mailing and meeting services are located at 801 Brickell Avenue, Suite 900, Miami, Florida 33131.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings that are pending or have been threatened against us of which management is aware.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

Item 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, there were 491 holders of record of the Common Stock. The Company has not paid cash dividends on its capital stock since inception and does not have any plans to do so in the future. The Company currently intends to retain earnings, if any, for use in its business.

Market Information

Our common stock is currently quoted on the OTCQB under the ticker symbol BIMI. The following table sets forth the high and low closing prices per share for the Company's Common Stock for the prior three years:

	HIGH	LOW
Fiscal Year 2011:
First Quarter	0.0004	0.0002
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Fiscal Year 2012:
First Quarter	0.0002	0.0001
Second Quarter	0.0002	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Fiscal Year 2013:
First Quarter	0.0003	0.0001
Second Quarter	0.0004	0.0001
Third Quarter	1.0000	0.2100
Fourth Quarter	1.0000	0.0750

Recent Sales of Unregistered Securities

None.

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

Corporate History of the Company

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol "BIMI." The Company is a Delaware corporation formed on September 24, 2001 under the name of Naturewell, Incorporated, which in the first quarter of 2013, became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company. Prior to 2013, the Company was formerly engaged in the research and development of healthcare products intended for a variety of conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

Our Corporate Structure after the Merger

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, Naturewell, Incorporated filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing its name to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01. Subsequent to the merger, the former Brazil Interactive Media Shareholders now hold approximately 93.5% of the issued and outstanding Common Stock of the Company and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company applied for and received a new stock symbol, BIMI, which reflects the new name of the Company.

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

Results of Operations

Revenues for the two years ended December 31, 2013 and December 31, 2012

We had revenue of $7,767,779 and $3,949,624 for the two years ended December 31, 2013 and 2012, respectively, a growth of more than 96%. The growth in our revenues can be attributed to increased air time due to a variety of TV shows and increased volume of telecom minute calls due to increased audience participation. Additionally, we increased the amount of revenue we run through other telecom co-billing partners at a per-minute revenue share that is substantially higher, and we expect to see increased revenue in the future as a result of these changes.

Cost of revenues for the two years ended December 31, 2013 and December 31, 2012

Cost of revenues for the two years ended December 31, 2013 and 2012 were $6,667,446 and $2,518,980, respectively. Cost of revenues consists primarily of cost of media time, television production contractors and prize payouts. The increase in the cost of revenues was directly related to higher media costs due to competitive market pricing demands by the local television stations.

Operating expenses for the two years ended December 31, 2013 and December 31, 2012

Operating expenses for the two years ended December 31, 2013 and 2012 were $5,160,060 and $1,017,224, respectively. The expenses were mainly composed of TV studio rent and maintenance costs, depreciation of equipment, non-TV subcontractor costs, investor relation costs, legal and professional fees, security, traveling expenses, and $3,144,536 of compensation expense from issuance of stock. The increase in operating expenses is a result of the growth in revenues from the various TV shows run by the company.

Net (Loss) Income for the two years ended December 31, 2013 and December 31, 2012

Net Loss for the two years ended December 31, 2013 and 2012 were $4,500,294 and $329,260. Our losses were was attributed to the suspension of one of the company’s TV shows and lower gross profits from the TV shows throughout the year due to technical issues with our primary telecom provider’s billing platform, along with compensation expense from common stock issuance related to refinance agreement with a third party. We have subsequently transitioned to a new telecom provider with a different billing platform and higher per-minute revenues for the Company. Our experience with our previous telecom provider resulted in lower revenues and gross profits which were not sufficient to cover our operating expenses.

Liquidity and Capital Resources for the nine months ended December 31, 2013 and December 31, 2012

Cash flows provided and used in operating activities were $55,217 and $194,127, respectively, for the two years ended December 31, 2013 and 2012, respectively. The cash provided for 2013 was due mainly increase in customer collections but offset by a decrease in other related party payables. The cash used in 2012 was due primarily an increase and prepayments and advances, which were, however, offset by an increase in Accounts Payable and Accrued expenses.

Cash flows used in investing activities were $47,806 and $8,450 for the two years ended December 31, 2013 and 2012, respectively. This was mainly attributed to the purchase of TV studio equipment during both years.

Cash flows provided by financing activities for the two years ended December 31, 2013 and 2012 were $36,975 and $173,334, respectively. The $31,705 provided in 2013 was attributed mainly to issuance of stock for cash, offset by repayment of loans to third party. The $173,334 provided in 2012 was mainly attributed to proceeds from notes payable from a related party.

Capital Expenditures

Overall, we have funded our cash needs from inception through December 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $270,449 on hand as of December 31, 2013. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Settlement and Refinancing of Loan Payable and Advances from Third Parties

Until September 3, 2013, we had a loan payable in the principal amount of $170,000, with interest compounded at 24% per annum payable in 12 monthly installments and secured by certain depreciable assets of the Company. That previous loan payable was refinanced as part of a settlement agreement, pursuant to which the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven in return for the new note payable of $200,000 and cash payments of $150,000. In exchange for forgiveness of the 2012 note in the amount of $170,000 and the 2012 media advances in the amount of $220,000, the Company issued a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement, valued at $0.30 per share. The new $200,000 note payable carries interest at 10% per annum and is payable in 24 monthly installments, and the $150,000 cash payment was made as a $100,000 lump sum and five monthly installments of $10,000, without interest.

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

Outlook

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in our Form 8-K filed March 21, 2013 as well as:

·	Economic downturns in foreign countries or geographic regions where we have significant operations, such as Brazil;
·	Economic tensions between governments and changes in international trade and investment policies, including imposing restrictions on the repatriation of dividends, especially between the United States and Brazil;
·	Foreign regulations restricting our ability to market our products in those countries;
·	Differing labor regulations and union relationships;
·	Consequences from changes in tax laws;
·	Difficulties in obtaining financing in foreign countries for local operations; and
·	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

Item 8.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT	19

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012.	20

Consolidated Statements of Operations for the year ended December 31, 2013 and the year ended December 31, 2012.	21

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2013 and the year ended December 31, 2012.	22

Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the year ended December 31, 2012.	23

Notes to Consolidated Financial Statements	24 - 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Brazil Interactive Media, Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of Brazil Interactive Media, Inc. and its subsidiary (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brazil Interactive Media, Inc. and its subsidiary as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, PA/

Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 15, 2014

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$270,449	$146,331
Accounts receivable	55,999	484,982
Prepayments and advances	41,455	68,910
Total Current Assets	367,903	700,223
Property, Plant and Equipment
Fixed assets	441,142	447,619
Accumulated depreciation	(86,147)	0
FIXED ASSETS - NET	354,995	447,619
Other Assets
Intangible Assets	4,471	0
Other Assets	6,387	0
Total Other Assets	10,858	0
TOTAL ASSETS	733,756	1,147,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	1,019,320	171,497
Taxes payable	305,587	194,883
Current portion of loans payable	100,790	170,000
Due to third party	0	220,000
Loans from Directors and Officers	70,000	0
Bank Loans payable	23,613	22,621
Total current liabilities	1,519,310	779,001
Long-term liabilities:
Loans payable	100,790	0
Tax payable - Long term	319,284	436,355
Total Long-term liabilities	420,074	436,355
TOTAL LIABILITIES	1,939,384	1,215,356

Stockholders' deficit
Preferred stock
Series G preferred, $0.01 par value, 4,000,000 shares authorized; -0- and 3,740,000 shares issued and outstanding, respectively	0	37,400
Series H preferred, $0.01 par value, 30,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	25	0
Common stock, $0.00001 par value, 100,000,000 shares authorized; 45,236,314 and -0- shares issued and outstanding, respectively	452	0
Additional paid-in-capital	3,283,428	182,481
Common stock - warrants	187,763	0
Accumulated other comprehensive income (loss)	96,376	(14,015)
Retained earnings	(4,773,672)	(273,380)
Total Stockholder's Deficit	(1,205,628)	(67,514)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$733,756	$1,147,842

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012
REVENUES	$7,767,779	$3,949,624
Cost of revenues	6,667,446	2,518,980

Gross Profit	1,100,333	1,430,644

OPERATING EXPENSES
Other Taxes	138,966	283,374
Subcontractor Expense	455,960	435,574
Rent	130,992	118,355
Compensation expense - stock issuance	3,144,536	0
Other General and administrative	1,289,606	179,921
Total Operating Expenses	5,160,060	1,017,224

Operating Income (Loss)	(4,059,727)	413,420

Other comprehensive Income (Expense)
Interest Income	521	0
Other receivable write off	(310,272)	(390,000)
Interest Expense	(99,340)	(49,001)
Total Other Income (Expense)	(409,091)	(439,001)

Income before Income Taxes	(4,468,818)	(25,581)

Provision for Income Taxes	31,476	303,679

NET INCOME (LOSS)	($4,500,294)	($329,260)

Other comprehensive income (expense)
Foreign currency translation adjustment	110,391	(9,049)
Comprehensive income	($4,389,903)	($338,309)

Basic and fully diluted net income (loss) per common share:	($0.24)	($3.95)

Weighted average common shares outstanding	19,059,940	83,333

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the year ended December 31, 2013	For the year ended December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(4,500,294)	$(329,260)
Bad debt writeoff	310,272	390,000
Depreciation	90,097
Compensation expense - common stock issuance	3,144,536
Changes in operating assets and liabilities:
Accounts receivable	118,711	(354,904)
Other receivable- related party	0	(390,000)
Prepayments and advances	27,455	82,618
Intangibles and Other Assets	(10,858)	0
Accounts payable and accrued expenses	950,873	274,087
Other payable to related party	(69,210)	0
Taxes payables	(6,367)	133,331
Net cash provided by (used in) operating activities	55,217	(194,127)

Cash flows from investing activities:
Purchase of equipment	(47,806)	(8,450)
Net cash (used in) investing activities	(47,806)	(8,450)

Cash flows from financing activities:
Issuance of Preferred stock for cash	171,000
Proceeds from bank loan payable	—	67,478
Proceeds from note payable	—	170,000
Proceeds from Director and Officer loans	100,000	—
Repayment of loans from Directors and Officers	(30,000)	—
Proceedes from bank loan payable	38,324
Principal repayments of bank loan payable	(37,332)	(64,244)
Principal repayment of Cellcast loan payable	(138,353)
Proceeds from issuing common stock	—	100
Principal repayments of Tax installments	(66,664)
Net cash provided by financing activities	36,975	173,334

Foreign currency translation adjustment	79,732	(17,650)

Increase (decrease) in cash and cash equivalents	124,118	(46,893)
Cash and cash equivalents at beginning of period	146,331	193,225
Cash and cash equivalents at end of period	$270,449	$146,331

Cash paid for:
Income tax	$91,083	$—
Interest	$32,866	$24,028

NON-CASH INVESTING ACTIVITIES
Shareholder contribution of equipment	$—	$219,780
Payment of accounts receivable with fixed assets	$—	$219,389

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Number of Preferred Series	Preferred Series	Number of Preferred Series	Preferred Series	Number of Preferred Series	Preferred Series	Number of Preferred Series	Preferred Series	Number of Common Stock Series	Common Stock	Number of Common	Common	Additional Paid in	Common stock		Accum. Other Compre- hensive	Retained Earnings
	C Shares	C Stock	E Shares	E Stock	G Shares	G Stock	H Shares	H Stock	A Shares	Series A	Shares	Stock	Capital	Warrants	Due from Shareholder	Income (loss)	(deficit)	Total

Balance as of December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Incorporations					3,740,000	37,400							182,481					219,881
Translation adjustments																(14,015)		(14,015)
Net (loss)																	(273,380)	(273,380)
Balance as of December 31, 2012	—	—	—	—	3,740,000	37,400	—	—	—	—	—	—	182,481	—	—	(14,015)	(273,380)	(67,514)
Reorganization due to recapitalization	75	1	3,115	32	—	—	—	—	19,000,000	190	288,622	3	(3,337,279)	—	—	—	—	(3,337,053)
Conversion of Preferred Series E stock to Common stock	—	—	(3,115)	(32)	—	—	—	—	—	—	489	0	32	—	—	—	—	—
Conversion of Common stock Series A to Common stock	—	—	—	—	—	—	—	—	(19,000,000)	(190)	2,240	0	190	—	—	—	—	0
Issuance of Preferred Series G stock to convert notes payable	—	—	—	—	210,746	2,107	—	—	—	—	—	—	3,082,573	—	—	—	—	3,084,680
Issuance of common stock to retire notes payable	—	—	—	—	—	—	—	—	—	—	969	0	109,602	—	—	—	—	109,602
Issuance of Preferred Series G stock for service	—	—	—	—	20,000	200	—	—	—	—	—	—	292,539	—	—	—	—	292,739
Issuance of Preferred Series H stock for cash	—	—	—	—	—	—	1,710	17	—	—	—	—	170,983	—	—	—	—	171,000
Issuance of Preferred Series H stock to retire note payable	—	—	—	—	—	—	790	8	—	—	—	—	79,016	—	—	—	—	79,024
Issuance of warrants attached with note payable	—	—	—	—	—	—	—	—	—	—	—	—	(187,763)	187,763	—	—	—	—
Conversion of Preferred Series C stock to Common stock	(75)	(1)	—	—	—	—	—	—	—	—	221	0	—	—	—	—	—	(0)
Adjustment due to reverse Split at 8,484 to 1	—	—	—	—	—	—	—	—	—	—	377	—	—	—	—	—	—	—
Conversion of Preferred Series G stock to Common stock	—	—	—	—	(3,970,746)	(39,707)	—	—	—	—	39,707,460	397	39,310	—	—	—	—	—
Issuance of common stock for services	—	—	—	—	—	—	—	—	—	—	5,235,937	52	2,851,744	—	—	—	—	2,851,797
Translation adjustments																110,391		110,391
Net (loss)																	(4,500,292)	(4,500,292)
Balance as of December 31, 2013	—	$—	—	$—	—	$—	2,500	$25	—	$—	45,236,314	$452	3,283,428	$187,763	$—	$96,376	$(4,773,672)	$(1,205,628)

See Notes to Consolidated Financial Statements.

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWELVE-MONTH PERIOD ENDING DECEMBER 31, 2013

AND

THE TWELVE-MONTH PERIOD ENDING DECEMBER 31, 2012

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

The Company’s Telecommunications Support Service Provision Agreement (co-billing service contract) with Falkland Tecnologia em Comunicações S.A. (“IP Corp”) (the “IP Corp Telecom Contract”) was signed between IP Corp and EsoTV on November 6, 2012. A summary of the material terms of the IP Corp Telecom Contract are as follows. The IP Corp Telecom Contract is effective for 12 months from the date of signing and is extendable by its terms for equal periods upon renovation by the parties. The contract was last extended on November 22, 2013. By the terms of the contract, IP Corp provides active designated telephone numbers to the Company, the Company provides the voice content system for the numbers, and publicizes the telephone numbers provided by IP Corp via television broadcast. IP Corp pays to the Company a value of R$1.00 per minute of call traffic handled by IP Corp, on thirty day terms. On November 22, 2013, the Company amended the IP Corp Telecom Contract to give the Company an exclusive broadcasting and co-billing relationship with IP Corp for the programming of our most profitable interactive television format.

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

Interim financial statements

The accompanying audited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the year ended December 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2013 and 2012, the Company did not record an allowance for uncollectible accounts.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 and December 31, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date ended December 31, 2013 and December 31, 2012, respectively.

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of December 31, 2013 and December 31, 2012, the Company had outstanding income and other taxes due with the tax authority in Brazil in the amounts of $624,871 and $631,238, respectively.

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2013 and 2012 were US$1 for R$2.35 and R$2.05, respectively. The average exchange rates for the two years ended December 31, 2013 and 2012 were R$2.16 and R$1.95 respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

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

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception and has a negative working capital. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of December 31, 2013 and 2012:

	2013	2012

Gross trade accounts receivable from customers	$55,999	$484,982
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$55,999	$484,982

For the two years ended December 31, 2013 and 2012, the company had bad debt expense of $310,272 and $0, respectively.

NOTE 4. FIXED ASSETS

Fixed assets were comprised of the following as of December 31, 2013 and December 31, 2012:

	2013	2012
Cost:
Machinery and equipment	$426,186	$439,560
Furniture and fixtures	14,956	8,059
Total cost	441,142	447,619
Less: Accumulated depreciation	(86,147)	0
Property and equipment, net	$354,995	$447,619

Depreciation expense recorded for two years ended December 31, 2013 and 2012 were $86,147 and $0, respectively, for fixed assets placed in service for depreciation purpose.

Certain of the Company’s depreciable assets, machinery and equipment, are pledged as collateral in the event of default on the note payable. See note 7.

NOTE 5. BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $23,613 as of December 31, 2013 and $22,621 as of December 31, 2012, respectively. Accordingly, the Company recorded interest expense of $25,580 and $7,053 during the two years ended December 31, 2013 and 2012, respectively.

NOTE 6. TAX INSTALLMENTS PAYABLE

As of December 31, 2013, the outstanding balance on the tax installments payable was $319,284.

Type of tax	Balance as of December 31, 2013

Cofins Payable - Tax on Service	$79,627
PIS Withheld Payable – Tax on Services	12,382
Social Contribution Payable – Social Security Tax	61,970
Income Tax Payable	165,305
Total	$319,284

NOTE 7. NOTE PAYABLE

The company has a loan payable bearing yearly interest of 10% as of December 31, 2013. The balance of this loan as of December 31, 2013 and 2012 was $201,580 and $170,000 respectively. The loan carries a guaranty from the Company. Until September 3, 2013, we had a loan payable in the principal amount of $170,000, with interest compounded at 2% per month, secured by certain depreciable assets of the Company. That previous loan payable was refinanced as part of a settlement agreement, pursuant to which the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven in return for the new note payable of $200,000 and cash payments of $150,000. In exchange for forgiveness of the 2012 note in the amount of $170,000 and the 2012 media advances in the amount of $220,000, the Company issued a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement. The new $200,000 note payable carries interest at 10% per annum and is payable in 24 monthly installments, and the $150,000 cash payment was made as a $100,000 lump sum and five monthly installments of $10,000, without interest.

Principal maturities of the loan payable as of December 31, 2013 are as follows:

Amount

2013	$201,580
Total	$201,580

NOTE 8. LOANS FROM DIRECTORS AND OFFICERS

Amount

2013	$70,000
Total	$70,000

The company received $100,000 in loans from the company directors and officers. The proceeds from this loan were used to make a $100,000 payment towards a refinanced loan. The loans had a maturity date of October 1, 2013 and paid interest at a rate of 5% per annum. The company made a repayment of $30,000 in the fourth quarter of 2013.

NOTE 9. CAPITAL STRUCTURE

Stock Activity for 2013

On March 13, 2013, the Company entered into a merger agreement (the “Merger Agreement”) with Brazil Interactive Media, Inc., a Delaware corporation, pursuant to which the Company acquired all of the issued and outstanding shares of Brazil Interactive Media, Inc. (the “Merger”). Before the Merger, the Company had 2,448,665,750 shares of Common Stock, 19,000,000 shares of Series A Common Stock, 3,115 shares of Series E Convertible Preferred Stock, and 75 shares of Series C Convertible Preferred Stock issued and outstanding. In accordance with the Merger Agreement, the Company converted all shares of Series A Common Stock to 19,000,000 (2,240 post-reverse split) shares of regular common stock on March 11, 2013, all shares of Series E Convertible Preferred Stock to 4,152,295 (489 post-reverse split) shares of common stock on March 11, 2013, and all outstanding senior convertible notes to 210,746 shares of Series G Convertible Preferred Stock and 8,220,150 (969 post-reverse split) shares of Common Stock on March 11, 2013. The company issued 3,740,000 Shares of Series G Convertible Preferred Stock in exchange for the BIMI common stock on March 13, 2013. On March 22, 2013, the Company issued 1,710 shares of Series H Convertible Preferred Stock for proceeds of $171,000 and issued 790 shares of Series H Convertible Preferred Stock to retire a total of $79,024 in notes payable.  In March 2013 the Company issued 20,000 shares of Series G Convertible Preferred Stock to an unrelated third party as compensation for their consulting services valued at $292,739. On May 14, 2013, the Company converted all shares of Series C Convertible Preferred Stock to 1,875,000 (221 post-reverse split) shares of Common Stock.

Subsequent to the Merger and in accordance with the Merger Agreement, the Company implemented a 8484 to 1 reverse split of the Company’s Common Stock.  Prior to the implementation of the reverse split, 2,481,913,195 shares of Common Stock were issued and outstanding, 3,970,746 shares of Series G Convertible Preferred Stock, issued in connection with the Merger Agreement, were issued and outstanding, and 2,500 shares of Series H Convertible Preferred Stock were issued and outstanding.  After the effects of the reverse split, there were 292,917 shares of the Company’s Common Stock issued and outstanding, 3,970,746 shares of the Company’s Series G Convertible Preferred Stock issued and outstanding, and 2,500 shares of Series H Convertible Preferred Stock issued and outstanding.

Prior to the filing of the Certificate Amendment that implemented the reverse split in accordance with the Merger Agreement, the Company’s authorized capitalization consisted of 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01.  However, pursuant to the terms of the Merger Agreement, the Company filed the Certificate Amendment and decreased its authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.00001, and 5,000,000 shares of preferred stock, par value $0.01.

On July 25, 2013, 39,707,460 shares of Common Stock were issued in conversion of the 3,970,746 issued and outstanding shares of Series G Convertible Preferred Stock, and as of December 31, 2013, there are no shares of Series G Convertible Preferred Stock issued and outstanding. In accordance with a condition to the closing of the Merger Agreement, the Company has required that the Common Stock newly issued upon the conversion of the Series G Convertible Preferred Stock be subject to Lock Up and Leak Out Agreements that restrict the transferability of that Common Stock. On October 1, 2013, 4,235,000 shares of Common Stock were issued in connection with the Merger Agreement.

On September 3, 2013, 1,000,000 shares of Common Stock were issued as part of settlement agreement, pursuant to which, the previous note payable in the amount of $170,000 and other liabilities in the amount of $220,000 were forgiven, the Company issued a new note in the amount of $200,000, agreed to pay $150,000 in cash, and issued to one million restricted common shares, subject to transfer restrictions pursuant to a two-year lock up leak out agreement. Compensation expense of $480,000 was recognized due to the fair value of the shares in excess of the per share settlement price. In September 2013, the Company issued 4,235,937 shares of Common Stock to several related and unrelated parties as compensations for their services valued at $2,371,797.

Common Stock

As of December 31, 2013, the Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of December 31, 2013, there were 45,236,314 shares issued and outstanding.  As of April 15, 2014, there are 45,236,314 shares issued and outstanding.

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of December 31, 2013, and April 15, 2014, there are 2,500 shares of Series H Convertible Preferred Stock issued and outstanding.

NOTE 10 – STOCK OPTIONS/WARRANTS

During the year ended December 31, 2013, the Company issued warrants to for the purchase of 41,667, 166,667, 8,333 and 8,333 of common stock at an exercise price of $0.60 per share. The warrants may be exercised any time after issuance through and including the fifth (5th) anniversary of its original issuance. During the two years ended December 31, 2013 and 2012 respectively, no stock options or warrants were exercised.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding

	$0.60	41,667	5.00
	$0.60	166,667	5.00
	$0.60	8,333	5.00
	$0.60	8,333	5.00

Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00
	$0.60	8,333	5.00
	$0.60	8,333	5.00

NOTE 11. COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2015. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of December 31, 2013 are as follows:

Lease payment
Year ended, December 31, 2013	$29,329
2014	$117,318
2015	$127,060
Total	$273,707

The two satellite uplink leases are on a month to month basis with no future operating lease commitments.

For the two years ended December 31, 2013 and 2012 the Company had rental expenses of $130,92 and $118,355, respectively.

The Company had no contingencies existing as of December 31, 2013 and 2012, respectively.

NOTE 12. CONCENTRATION AND RISK

Major Customers

The Company had two customers for the year ended December 31, 2013 from which the Company generated 99% of its revenues. For the year ended December 31, 2012 the company had one customer which generated 99% of the company’s revenues.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of December 31, 2013 and 2012, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

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

NOTE 13. SEGMENTS

The Company determined that it does not operate in any material, separately reportable operating segments as of December 31, 2013 and 2012, respectively.

NOTE 14. INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax. No provisions for income taxes have been made as the Company has no U.S. related taxable income for the years presented.

Brazil

The Company’s subsidiary, ESOTV, is subject to Brazil enterprises income tax at the applicable tax rates on the taxable income as reported in its Brazilian statutory accounts in accordance with the relevant enterprises income tax laws applicable to domestic enterprises.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability as of December 31, 2013 and 2012. There are no net operating loss carry forwards as of December 31, 2013 and 2012.

The effective income tax expenses for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Current taxes	$31,476	$303,679
Deferred taxes	0	0
	$31,476	$303,679

The company, as allowed by tax laws in Brazil, recognizes and pays income and social contribution taxes on a presumed profit alternative, where taxes are calculated on revenues.

NOTE 15. SUBSEQUENT EVENTS

None.

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

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management with the participation of the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012 we did maintain effective internal controls over financial reporting.

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

(C) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals serve as the executive officers and key employees of our Company as of December 31, 2013. The executive officers of our Company are appointed by our board of directors and hold office as set forth in their respective employment agreements or until their earlier death, resignation or removal from office.

Name Position

Themistocles Psomiadis Chief Executive Officer, Director

Jesus Quintero Chief Financial Officer

Alan T. Hawkins Secretary

Michael Novielli Director

Andrea Villas Boas (1) Director

(1) Director Andrea Villas Boas was deceased on March 24, 2014.

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

Andrea Villas Boas - Ms. Villas Boas served as a director of BIMI, Inc., a subsidiary of the Company, and as a key employee of EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), the Company’s Brazilian operating subsidiary, from November 28, 2012 until her passing on March 24, 2014, and as a result of the Company’s business combination in March of 2013, became the majority beneficial shareholder of the Company. From 2011 to March 24, she served as a key employee, managing human resources for the Company’s Brazilian subsidiary EsoTV. From 1994 to 2001, Ms. Villas Boas worked as human resources manager at Chase Manhattan Bank in São Paulo, Brazil. From 2001 to 2004, she served as director of human resources at ING Bank in São Paulo. From 2005 to the present, she has provided consulting services to Brazilian banks and businesses with Minds and Methods, a Brazilian human resources and management consulting firm she founded in 2005. From 2007 to 2009, she served as a director of the Brazilian Human Resources Association. Ms. Villas Boas earned her MBA in Human Resources from the University of São Paulo’s FIA Business School in 2000 and was awarded her undergraduate degree in psychology from the Catholic University of São Paulo in 1988.

All members of the Board of Directors are elected to serve until their respective successors for the Class (as defined below) have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's by-laws. The Board of Directors is divided into three classes, with the term of office of the first class to expire at the first annual meeting of stockholders following such classification ("Class 1 Directors") and the term of office of the second class to expire at the second annual meeting following such classification ("Class 2 Directors") and the term of office of the third class to expire at the third annual meeting following such classification ("Class 3 Directors"). The three classes of directors shall be as nearly equal in number as possible. At each annual meeting of stockholders following such initial classification, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Mr. Novielli is a Class I director, and Mr. Psomiadis is a Class 2 Director and Ms. Villas Boas is a Class III director.

The members of the board of directors maintained regular informal contact throughout the year and acted, when necessary, upon unanimous written consent.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer and the Company's other executive officers as of December 31, 2013.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other		Stock Awards		Warrants

Themistocles Psomiadis Former Chief Executive Officer	2013	—	—	—		336,000	(1)	—
	2012	—	—	—		—		—
	2011	—	—	—		—		—

Jesus Quintero Chief Financial Officer	2013	—	—	25,000	(3)	28,000	(2)	—
	2012	—	—	—		—		—
	2011	—	—	—		—		—
(1)	Mr. Psomiadis received 600,000 shares of common stock on September 12, 2013 for his services, these shares were valued at $0.56 per share.
(2)	Mr. Quintero received 50,000 shares of common stock on September 12, 2013 for his services, these shares were valued at $0.56 per share.
(3)	Mr. Quintero received 25,000 in cash compensation through his consulting business, JDE Development, LLC.

The following table represents the options granted to the Named Executive Officers in the last fiscal year and the value of such options.

OPTION GRANTS IN LAST FISCAL YEAR

		Realized Assumed Rates of Stock Appreciation for Term 10%($)	Options Granted(#)	Number of Securities Underlying in Fiscal Year	Individual Grants % if Total Options Granted to Employees Base Price($/SH)	Exercise or Expiration Date	Potential Value of Annual Price Option 5%($)

---------	(1)	$—	—	0.0%	$—	N/A	$—
---------	(1)	$—	—	0.0%	$—	N/A	$—

 (1) There were no option grants during the year ending December 31, 2013 or subsequent to year-end.

Option Holdings

The following table represents certain information with respect to options held by the Named Executive Officers.

FISCAL YEAR-END OPTION VALUES

		Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name		Exercisable	Unexercisable	Exercisable	Unexercisable

--------	(1)	—	—	—	—
--------	(1)	—	—	—	—

(1) There were no options being held by any Named Executive Officer.

COMPENSATION OF DIRECTORS

Currently, none of the Company's directors receives any compensation for serving on the Board of Directors.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent of the Common Stock:

The following table sets forth information regarding each stockholder who we know to beneficially own more than five percent of the Common Stock, as of December 31, 2013. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the voting securities shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after April 11, 2014 through the exercise of any stock option, warrant or other right.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Themistocles Psomiadis 151 W. Passaic Street Rochelle Park, NJ 07662	3,470,000 (2)	7.2%
Andrea Villas Boas 151 W. Passaic Street Rochelle Park, NJ 07662	35,000,000 (3)	82%
Michael Novielli 1110 Rt. 55, Suite 206 LaGrangeville, NY 12540	3,800,261 (4)	7.6%
Douglas H. Leighton 50 Commonwealth Ave., Suite 2 Boston, MA 02116	3,591,927 (5)	7.1%

(1)	The percentages are based on 45,236,314 shares of Common Stock outstanding on April 11, 2014, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of April 11, 2014, by exercise of preferred stock conversions and/or warrants.
(2)	Consists of shares of common stock held in the name of Themistocles Psomiadis, Themistocles Psomiadis Pension Trust, and Brazilian Investment Group, LLC. Themistocles Psomiadis has sole voting and dispositive power over the securities in his name and the name of Themistocles Psomiadis Pension Trust, and shared voting and dispositive power over the securities in the name of Brazilian Investment Group, LLC.
(3)	Consists of shares of common stock held in the name of Brazil Interactive Holdings, LLC. Andrea Villas Boas has sole voting and dispositive power over the securities.
(4)	In addition to previously-issued common stock (2,750,260 shares), includes shares of common stock issuable upon (i) conversion of Series H Convertible Preferred Stock (833,334 shares); (ii) exercise of Five-Year Warrants (208,334 shares), and (iii) exercise of additional five year warrants (8,333 shares) held in the name of Dutchess Opportunity Fund II, LP, of which Douglas H. Leighton and Michael Novielli are each managing directors, and each have voting and dispositive power over the securities, and in the name Dutchess Global Strategies Fund LLC, of which Michael Novielli has sole voting and dispositive power over the securities.
(5)	In addition to previously-issued common stock (2,750,260 shares), includes shares of common stock issuable upon (i) conversion of Series H Convertible Preferred Stock (666,667 shares); and (ii) exercise of five year warrants (8,333 shares), held in the name of Dutchess Opportunity Fund II, LP, of which Douglas H. Leighton and Michael Novielli are each managing directors, and each have voting and dispositive power over the securities, and in the name of Bass Point Capital LLC, of which Douglas Leighton has sole voting and dispositive power over the securities.

Security Ownership of Management

The following table sets forth information regarding the number of shares of each class of our equity securities owned by all directors and director nominees, our executive officers, and all executive officers and directors as a group. Except as otherwise indicated, we believe, based on information furnished by such persons, that each person listed below has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws, where applicable. Beneficial ownership is determined under the rules of the SEC and includes any shares which the person has the right to acquire within 60 days after May 30, 2013 through the exercise of any stock option, warrant or other right.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Themistocles Psomiadis	3,470,000 (2)	7.2%
Alan T. Hawkins	1,470,000 (3)	3.2%
Michael Novielli	3,800,261 (4)	7.6%
Douglas H. Leighton	3,591,927 (5)	7.1%
Officers and Directors as a group	9,200,000	24%

(1)	The percentages are based on 45,236,314 shares of Common Stock outstanding on April 11, 2014, plus shares of Common Stock that may be acquired by the beneficial owner within 60 days of April 11, 2014, by exercise of preferred stock conversions and/or warrants.
(2)	Consists of shares of common stock held in the name of Themistocles Psomiadis, Themistocles Psomiadis Pension Trust, and Brazilian Investment Group, LLC. Themistocles Psomiadis has sole voting and dispositive power over the securities in his name and the name of Themistocles Psomiadis Pension Trust, and shared voting and dispositive power over the securities in the name of Brazilian Investment Group, LLC.
(3)	Consists of shares of common stock held in the name of Alan T. Hawkins and Brazilian Investment Group, LLC. Alan T. Hawkins has sole voting and dispositive power over the securities in his name and shared voting and dispositive power over the securities in the name of Brazilian Investment Group, LLC.
(4)	In addition to previously-issued common stock (2,750,260 shares), includes shares of common stock issuable upon (i) conversion of Series H Convertible Preferred Stock (833,334 shares); (ii) exercise of Five-Year Warrants (208,334 shares), and (iii) exercise of additional five year warrants (8,333 shares) held in the name of Dutchess Opportunity Fund II, LP, of which Douglas H. Leighton and Michael Novielli are each managing directors, and each have voting and dispositive power over the securities, and in the name Dutchess Global Strategies Fund LLC, of which Michael Novielli has sole voting and dispositive power over the securities.
(5)	In addition to previously-issued common stock (2,750,260 shares), includes shares of common stock issuable upon (i) conversion of Series H Convertible Preferred Stock (666,667 shares); and (ii) exercise of five year warrants (8,333 shares), held in the name of Dutchess Opportunity Fund II, LP, of which Douglas H. Leighton and Michael Novielli are each managing directors, and each have voting and dispositive power over the securities, and in the name of Bass Point Capital LLC, of which Douglas Leighton has sole voting and dispositive power over the securities.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Loans from Directors and Officers

Amount
2013	$101,000
Total	$101,000

The company received $101,000 in loans from the company directors and officers. The proceeds from this loan were used to make a $100,000 payment towards a loan. The loans had a maturity date of October 1, 2013 and paid interest at a rate of 5% per annum.

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

For the year ended December 31, 2013 - $0

For the year ended December 31, 2012- $6,750

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013 - $29,000.00

2012 - $3,250

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $0

2012 - $0

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $0

2012 - $0

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

Date: April 15, 2014

BRAZIL INTERACTIVE MEDIA, INC.

By:   /s/ Themistocles Psomiadis

Themistocles Psomiadis

Chief Executive Officer, Chairman

(Principal Executive Officer)

By:   /s/ Jesus Quintero

Jesus Quintero

Chief Financial Officer

(Principal Financial and Accounting Officer)

 INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANT

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.

Notes to Consolidated Financial Statements

-36-