Form 10-Q
period 2014-03-31
Brazil Interactive Media, Inc.
filed 2014-05-13
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerate filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2014, the issuer had 45,236,314 shares of common stock issued and outstanding.

Table of Contents

BRAZIL INTERACTIVE MEDIA, INC.

Part I. Financial Information

Item 1. Financial Statements

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Balance Sheets

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$262,935	$270,449
Accounts receivable	206,468	55,999
Prepayments and advances	43,097	41,455
Total Current Assets	512,500	367,903

Property, Plant and Equipment
Fixed assets	477,313	441,142
Accumulated depreciation	(112,026)	(86,147)
FIXED ASSETS - NET	365,287	354,995

Other Assets
Intangible Assets	4,653	4,471
Other Assets	6,649	6,387
Total Other Assets	11,302	10,858

TOTAL ASSETS	889,089	733,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,390,444	1,019,320
Taxes payable	274,370	305,587
Current portion of loans payable	209,827	100,790
Loans from Directors and Officers	70,000	70,000
Bank loans payable	24,893	23,613
Total current liabilities	1,969,534	1,519,310

Long-term liabilities:
Loans payable	0	100,790
Tax payable - Longterm	312,546	319,284
Total Long-term liabilities	312,546	420,074

TOTAL LIABILITIES	2,282,080	1,939,384

Table Of Contents	1

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Balance Sheet (cont’d)

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

Stockholders' deficit
Series H preferred, $0.01 par value, 30,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	25	25
Common stock, $0.00001 par value, 100,000,000 shares authorized;
45,236,314 and 45,236,314 shares issued and outstanding, respectively	452	452
Common stock-warrants	187,763	187,763
Additional paid-in-capital	3,283,428	3,283,428
Accumulated other comprehensive income (loss)	139,591	96,376
Retained earnings	(5,004,250)	(4,773,672)
Total Stockholder's deficit	(1,392,991)	(1,205,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$889,089	$733,756

The accompanying notes are an integral part of these financial statements

Table Of Contents	2

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Statements of Operations

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
REVENUES	$1,880,835	$2,308,005
Cost of revenues	1,859,078	1,522,326

Gross Profit	21,757	785,679

OPERATING EXPENSES
Other Taxes	23,410	77,605
Subcontractor Expense	49,341	413,750
Rent	27,130	43,133
Other General and administrative	183,521	223,009
Total Operating Expenses	283,402	757,497

Operating Income (Loss)	(261,645)	28,182

Other comprehensive Income (Expense)
Interest Income	0	185
Interest Expense	(34,057)	(12,687)
Total Other Income (Expense)	(34,057)	(12,502)

Income before Income Taxes	(295,702)	15,680

Provision for Income Taxes	(65,125)	12,122

NET INCOME (LOSS)	($230,577)	$3,558

Other comprehensive income (expense)
Foreign currency translation adjustment	43,215	88,057
Comprehensive income	($187,362)	$91,615

Basic and fully diluted net income (loss) per common share:	($0.01)	$0.01

Weighted average common shares outstanding	45,236,314	289,617

The accompanying notes are an integral part of these financial statements

Table Of Contents	3

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Statements of Cash Flows

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(230,577)	$3,557
Depreciation	25,879	22,840
Issuance of Preferred Series G stock for service	—	20
Effects of Capitalization of Preferred and Common Stock	—	(62,926)
Changes in operating assets and liabilities:
Accounts receivable	(150,469)	(380,137)
Other receivable- related party	—	—
Prepayments and advances	(1,642)	(54,048)
Intangible and Other Assets	(444)	(5,200)
Accounts payable and accrued expenses	371,123	518,551
Taxes payables	(37,955)	113,572
Net cash provided by (used in) operating activities	(24,085)	156,229

Cash flows from investing activities:
Purchase of equipment	(36,171)	(37,741)
Net cash (used in) investing activities	(36,171)	(37,741)

Cash flows from financing activities:
Issuance of Preferred stock for cash	—	171,000
Proceeds from bank loan payable	109,037	1,114
Principal repayments of bank loan payable	(99,510)	(9,266)
Principal repayments of Tax installments	—	(3,092)
Net cash provided by financing activities	9,527	159,756

Foreign currency translation adjustment	43,215	82,388

Increase (decrease) in cash and cash equivalents	(7,514)	360,632

Cash and cash equivalents at beginning of period	270,449	146,331

Cash and cash equivalents at end of period	$262,935	$506,963

Cash paid for:
Income tax	$29,713	$9,484
Interest	$34,243	$12,687

Table Of Contents	4

BRAZIL INTERACTIVE MEDIA, INC. and Subsidiary

Consolidated Statements of Cash Flows (cont’d)

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NON-CASH INVESTING ACTIVITIES
Shareholder contribution of equipment	$—	$—
Payment of accounts receivable with fixed assets	$—	$—
Issuance of Preferred Series G stock to convert notes payable	$—	$3,084,680
Issuance of common stock to retire notes payable	$—	$109,602
Issuance of Preferred Series H stock to retire note payable	$—	$79,024

 The accompanying notes are an integral part of these financial statements

Table Of Contents	5

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business & Operations

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol "BIMI." The Company is a Delaware corporation formed on September 24, 2001 with the name Naturewell, Incorporated, which in the first quarter of 2013, became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company. Prior to 2013, the Company business was the research and development of healthcare products intended for a variety of health conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

Our Corporate Structure after the Merger

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, Naturewell, Incorporated filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing its name to Brazil Interactive Media, Inc., effecting a reverse stock split at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01. As a result of the merger, the former Brazil Interactive Media stockholders hold approximately 93.5% of the issued and outstanding Common Stock of the Company, and the remaining 6.5% is owned by the Company's pre-merger shareholders. The Company now trades under the stock symbol BIMI.

Brazil Interactive Media, Inc. is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. The Company’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008. In this report, Brazil Interactive Media, Inc. and its subsidiaries are collectively referred to as “Brazil Interactive Media.”

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

Table Of Contents	6

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

The Company is currently substantially dependent upon business with one Brazilian telecommunications partner, IP Corp. It is not known what portion of IP Corp. revenue comes to the Company, and the Company receives approximately 100% of the Company’s income from this continuing contract, by which the Company monetizes the sale of the major part of its services to the public.

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Brazil Interactive Media, Inc. and its wholly owned subsidiary EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”) (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Table Of Contents	7

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from these estimates.

Generally Accepted Accounting Principles (“GAAP”)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such accounting principles differ in certain respects from accounting principles generally accepted in Brazil (“Brazilian GAAP”), which is applied by the Company for its annual consolidated financial statement preparation. Unless otherwise specified, all references in these financial statements to (i) “reais,” the “real” or “R$” are to the Brazilian real (singular), or to Brazilian reais (plural), the legal currency of Brazil, and (ii) “U.S. dollars” or “$” are to United States dollars.

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

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit-worthiness and the economic environment. As of March 31, 2014 and 2013, the Company did not record an allowance for uncollectible accounts.

Table Of Contents	8

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended March 31, 2014 and December 31, 2013, respectively.

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

Table Of Contents	9

Cost of Revenues

Cost of revenues consists primarily of media cost, leasing expenses related to satellite uplinks, and other costs directly attributable to the provision of services.

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of March 31, 2014 and December 31, 2013, the Company had outstanding income taxes due with the tax authority in Brazil in the amounts of $586,916 and $624,871, respectively. A portion of the income tax due for 2013, or $274,370, will be paid over time pursuant to an installment plan entered into by the Company and the tax authority in Brazil.

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

Table Of Contents	10

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

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of March 31, 2014 and 2013 were US$1 for R$2.26 and R$1.82, respectively. The average exchange rates for the 3 months ended March 31, 2014 and 2013 were US$1 for R$2.36 and R$1.767, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Table Of Contents	11

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended March 31, 2014 or 2013.

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

NOTE - 3 ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of March 31, 2014 and December 31, 2013:

	2014	2013

Gross trade accounts receivable from customers	$206,468	$55,999
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$206,468	$55,999

There were no bad debt expenses recognized during the quarters ended March 31, 2014 and 2013 in the accompanying consolidated income statements.

Table Of Contents	12

NOTE - 4 FIXED ASSETS

Fixed assets were comprised of the following as of March 31, 2014 and December 31, 2013:

	2014	2013
Cost:
Machinery and equipment	$473,336	$426,126
Furniture and fixtures	3,977	14,926
Total cost	477,313	441,142
Less: Accumulated depreciation	(112,026)	(86,147)
Property and equipment, net	$365,287	$355,995

Depreciation expense recorded for the quarters ended March 31, 2014 and March 2013 were $25,879 and $22,840, respectively, for fixed assets placed in service for depreciation purpose.

The Company’s fixed assets are pledged as collateral in the event of default on the note payable. See note 7.

NOTE -5 BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $24,893 as of March 31, 2014 and $23,613 as of December 31, 2013, respectively. Accordingly, the Company recorded interest expense of $8,526 and $2,086 during the quarters ended March 31, 2014 and 2013, respectively.

NOTE - 6 TAX INSTALLMENTS PAYABLE

In 2012, the Company entered an installment plan with the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of March 31, 2014, the outstanding balance on the tax installments payable was $586,916.

Type of tax	Balance as of March 31, 2014

Cofins Payable - Tax on Service	$213,042
PIS Withheld Payable – Tax on Services ISS and INS Payable – Tax on Service	$ 29,954 $113,111
Social Contribution Payable – Social Security Tax	$102,667
Income Tax Payable	$ 128,142
Total	$ 586,916

Table Of Contents	13

 NOTE - 7 NOTE PAYABLE

The company has a loan payable bearing monthly interest of 2% as of March 31, 2014. The balance of this loan was $209,827 as of March 31, 2014 and is secured by fixed assets of the Company with a net book value of $462,520. The effect of accrued interest for the quarters ended March 31, 2014 and March 31, 2013 are $12,542 and $10,601, respectively.

Principal maturities of the loan payable as of March 31, 2014 are as follows:

Amount
2014	$209,827
Total	$209,827

NOTE - 8 LOANS FROM DIRECTORS AND OFFICERS

Amount
2014	$ 70,000
Total	$ 70,000

The Company received $100,000 in loans from the Company’s directors and officers in 2013. The proceeds from these loans were used to make a $100,000 payment towards a refinanced loan. The loans had a maturity date of October 1, 2013 and paid interest at a rate of 5% per annum. The Company made a repayment of $30,000 in the fourth quarter of 2013. As of March 31, 2014, the balance of these loans was $70,000. The effect of accrued interest for the three months ended March 31, 2014 is immaterial to the consolidated financial statements taken as a whole.

NOTE - 9 CAPITAL STRUCTURE

Series H Convertible Preferred Stock

The Company is authorized to issue 30,000 shares of Series H Convertible Preferred Stock, $0.01 par value. As of March 31, 2014, there were 2,500 shares issued and outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of March 31, 2014, there were 45,236,314 shares issued and outstanding. The Company did not issue any common stock for the three months ended March 31, 2014.

Table Of Contents	14

 NOTE - 10 STOCK OPTIONS/WARRANTS

During the year ended December 31, 2013, the Company issued warrants to for the purchase of 41,667, 166,667, 8,333 and 8,333 of common stock at an exercise price of $0.60 per share. The warrants may be exercised any time after issuance through and including the fifth (5th) anniversary of its original issuance. During the three months ended March 31, 2014 and 2013 respectively, no stock options or warrants were exercised.

	Exercise Price per Share	Shares Under Option/warrant	Remaining Life in Years
Outstanding

	$0.60	41,667	5.00
	$0.60	166,667	5.00
	$0.60	8,333	5.00
	$0.60	8,333	5.00

Exercisable
	$0.60	41,667	5.00
	$0.60	166,667	5.00
	$0.60	8,333	5.00
	$0.60	8,333	5.00

NOTE - 11 COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2016. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of March 31 are as follows:

Lease payment
Year ended, December 31, 2014	$119,766
2015	$123,359
2016	$127,060
Total	$370,185

The Company’s two satellite uplink units are leased on a month to month basis with no future operating lease commitments.

For the quarters ended March 31, 2014 and 2013, the Company had rental expenses of $27,130 and $43,133, respectively.

The Company had no contingencies existing as of March 31, 2014 and 2013.

Table Of Contents	15

NOTE - 12 CONCENTRATION AND RISK

Major Customers

The Company had one customer from which the Company generated 100% of revenues during the quarters ended March 31, 2014 and 2013, respectively.

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of March 31, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

The Company’s operations are carried out in Brazil. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in Brazil, and by the general state of the local economy. The Company’s operations in Brazil are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

In addition, the Company is subject to risks common to companies in its industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

NOTE - 13 SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of March 31, 2014 and December 31, 2013.

NOTE - 14 SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

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

Our Company

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol "BIMI." The Company is a Delaware corporation formed on September 24, 2001 with the name Naturewell, Incorporated, which in the first quarter of 2013, became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company. Prior to 2013, the Company business was the research and development of healthcare products intended for a variety of health conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

Our Corporate Structure after the Merger

On March 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by which Naturewell, Incorporated became the parent company of Brazil Interactive Media, Inc. With the effectiveness of the merger, Brazil Interactive Media, Inc. changed its name to “BIMI, Inc.” On May 16, 2013, pursuant to the Merger Agreement, Naturewell, Incorporated filed a certificate of amendment (the “Amendment”) with the state of Delaware, changing its name to Brazil Interactive Media, Inc., effecting a reverse merger at a ratio of 8,484 to one, and decreasing the Company’s authorized capital from 5,000,000,000 shares of common stock, par value $0.00001, and 15,000,000 shares of preferred stock, par value $0.01, to 100,000,000 shares of common stock, par value $0.0001, and 5,000,000 shares of preferred stock, par value $0.01. As a result of the merger, the former Brazil Interactive Media Shareholders hold approximately 93.5% of the issued and outstanding Common Stock of the Company, and the remaining 6.5% is owned by the Company's pre-merger shareholders. After the merger, the Company changed its former stock symbol NAWL, and now trades under the stock symbol BIMI, so as to better reflect the new name and business of the Company.

Table Of Contents	17

 Brazil Interactive Media, Inc. is the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”), combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. The Company’s Brazilian subsidiary, EsoTV, was founded and commenced operations in 2008.

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

The Company is currently substantially dependent upon business with one Brazilian telecommunications partner, IP Corp. It is not known what portion of IP Corp. revenue comes to the Company, and the Company receives approximately 100% of the Company’s income from this continuing contract, by which the Company monetizes the sale of the major part of its services to the public.

Results of Operations

Revenues

We had revenue of $1,880,835 and $2,308,005 for the three months ended March 31, 2014 and 2013, respectively. The decrease in our revenues can be attributed to less airtime due to a reduction in the Company’s broadcast schedule.

Cost of Revenues

Cost of revenues was recorded at $1,859,078 and $1,522,326 during the three months ended March 31, 2014 and 2013, respectively. Cost of revenues consists primarily of cost of media time, television production crew contractors and the budget for prize payouts. The increase in the cost of goods sold is attributed to media pressures in the market, which resulted in higher media rates paid.

Table Of Contents	18

Operating Expenses

We had operating expenses of $283,402 and $757,497 for the three months ended March 31, 2014 and 2013, respectively. The expenses were mainly composed of television studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses. The decrease in operating expenses is a result cost cutting measures implemented during the first quarter of 2014.

Net Income

We had a net loss of $230,577 and net income of $3,558 for the three months ended March 31, 2014 and 2013, respectively. Net loss for the three months ended March 31, 2014 was due to insufficient gross profit to cover our operating expenses. While Net income for the three months ended March 31, 2013 was due to higher gross profits which were sufficient to cover our operating expenses.

Liquidity and Capital Resources

Cash flows used in operating activities were $24,085 for the three months ended March 31, 2014 and cash provided from operating activities was $156,229 the three months ended March 31, 2013. The $24,085 cash used in operating activities, during the three months ended March 31, 2014, were due primarily to increase in customer receivables and the net loss for the period. However, these negative cash flow variance were offset by an increase in our vendor payables due to new payment terms negotiated with vendors.

The $156,229 in cash provided from operating activities, during the three months ended March 31, 2013, was due primarily to an increase in vendor payables, as the company was able to establish new payment terms with vendors. In addition, the company was able to negotiate a long term financing arrangement with the Brazilian tax authority in an effort to pay down its corporate tax liability. However, these positive cash flow variances were offset by an increase in our customer receivables as our billing volume increased dramatically.

Cash flows used in investing activities were $36,171 and $37,741 during the three months ended March 31, 2014 and 2013, respectively. This was mainly attributed to the purchase of television studio and broadcast equipment during both periods.

Cash flows provided by financing activities were $9,527 for the three months ended March 31, 2014 and cash provided by financing activities were $159,756 for the three months ended March 31, 2013. The $9,527 cash provided for the three months ended March 31, 2014 was attributed to net bank borrowings. For the three months ended March 31, 2013, the cash flow provided by financing activities was attributed mainly to the capitalization of debt to preferred and common stock as part of the company’s reverse merger agreement.

Capital Expenditures

Overall, we have funded our cash needs from inception through March 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $262,935 on hand as of March 31, 2014. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

Table Of Contents	19

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. Our strategy is to purchase TV media in advance at discounted prices which also affects our gross profit. We plan to strengthen our position in our market.

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

Table Of Contents	20

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

Our success will depend upon widespread market acceptance of our product and any future products and services that we may offer.  There can be no assurance as to the overall acceptance by our targeted customers of the product and services that we offer. There can be no assurance that the market for these products and/or services will develop or be sustained.

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

Our business outside the U.S. exposes us to additional risks that may materially adversely affect our business.

Table Of Contents	21

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

Table Of Contents	22

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Table Of Contents	23

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any pending legal proceedings.

Item 1A Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

Item 6. Exhibits

31.2 (1)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Table Of Contents	24

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.

(Registrant)

Dated: May 15, 2014	By	/s/ Themistocles Psomiadis

Themistocles Psomiadis, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	By	/s/ Jesus Quintero
Jesus Quintero, Cheif Financial Officer
(Principal Financial Officer)

Table Of Contents	25