Form 10-Q
period 2014-06-30
Brazil Interactive Media, Inc.
filed 2014-08-19
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-26108

BRAZIL INTERACTIVE MEDIA, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	94-2901715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3457 Ringsby Court, Unit 111

Denver, Colorado 80216-4900

(Address, including zip code, of principal executive offices)

(720) 466-3789

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

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2014, the issuer had 40,425,000 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Table of Contents	2

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash - unrestricted	$268,496	$270,449
Cash - restricted	45,378	$0
Accounts receivable	72,508	55,999
Other receivables	197,811	0
Prepayments and advances	232,729	41,455
Total Current Assets	816,922	367,903
Property, Plant and Equipment
Fixed assets	491,879	441,142
Accumulated depreciation	(130,818)	(86,147)
FIXED ASSETS - NET	361,061	354,995
Other Assets
Intangible Assets	4,764	4,471
Other Assets	6,807	6,387
Total Other Assets	11,571	10,858
TOTAL ASSETS	1,189,554	733,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,176,907	1,019,320
Taxes payable	319,057	305,587
Convertible note payable, net of discount	36,204	0
Current portion of loans payable	214,815	100,790
Loans from Directors and Officers	0	70,000
Bank loans payable	21,498	23,613
Total current liabilities	1,768,481	1,519,310
Long-term liabilities:
Loans payable	0	100,790
Tax payable - Long term	299,706	319,284
Total Long-term liabilities	299,706	420,074
TOTAL LIABILITIES	2,068,187	1,939,384
Stockholders' deficit
Series H preferred, $0.01 par value, 30,000 shares authorized; - and 2,500 shares issued and outstanding, respectively	0	25
Common stock, $0.00001 par value, 100,000,000 shares authorized; 40,425,000 and 45,236,314 shares issued and outstanding, respectively	404	452
Common stock-warrants	0	187,763
Additional paid-in-capital	5,353,480	3,283,428
Accumulated other comprehensive income (loss)	111,581	96,376
Retained earnings	(6,344,098)	(4,773,672)
Total Stockholder's deficit	(878,633)	(1,205,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,189,554	$733,756

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	3

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES	$2,585,487	$1,932,132	$4,466,321	$4,240,137
Cost of revenues	2,173,423	1,489,534	4,038,732	3,185,803

Gross Profit	412,064	442,598	427,589	1,054,334

OPERATING EXPENSES
Other Taxes	26,165	20,687	49,574	64,991
Subcontractor Expense	56,772	89,484	106,113	329,291
Rent	34,596	39,794	61,726	82,928
Other General and administrative	1,674,491	318,530	1,846,983	508,520
Total Operating Expenses	1,792,024	468,495	2,064,396	985,730

Operating Income (Loss)	(1,379,960)	(25,897)	(1,636,807)	68,604

Other comprehensive Income (Expense)
Interest Income	44	0	44	185
Gain on debt forgiveness	96,193	0	96,193	0
Interest Expense	(55,071)	(13,792)	(82,896)	(26,479)
Total Other Income (Expense)	41,166	(13,792)	13,341	(26,294)

Income before Income Taxes	(1,338,794)	(39,689)	(1,623,466)	42,310

Provision for Income Taxes	12,084	19,354	(53,040)	31,476

NET INCOME (LOSS)	($1,350,878)	($59,043)	($1,570,426)	$10,834

Other comprehensive income (expense)
Foreign currency translation adjustment	(28,009)	(25,943)	15,205	62,114
Comprehensive income	($1,378,887)	($84,986)	($1,555,221)	$72,948

Basic and fully diluted net income (loss) per common share:	($0.03)	($0.20)	($0.04)	$0.04

Weighted average common shares outstanding	43,158,647	292,319	44,213,023	290,976

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	4

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(1,570,427)	$10,835
Depreciation	44,671	21,647
Common stock issued for services	1,380,740	—
Amortization of discount on note payable	36,204
Gain on forgiveness of Debt	(96,193)
Issuance of Preferred Series G stock for service	—	20
Effect of Capitalization of Preferred and Common Stock	—	(62,926)
Changes in operating assets and liabilities:
Accounts receivable	(16,509)	(631,515)
Other receivable	(197,811)	—
Prepayments and advances	(191,274)	64,418
Intangible and Other Assets	(713)	(11,454)
Accounts payable and accrued expenses	290,254	366,942
Taxes payables	32,875	69,612
Net cash provided by (used in) operating activities	(288,183)	(172,421)

Cash flows from investing activities:
Purchase of equipment	(50,737)	—
Net cash (used in) investing activities	(50,737)	—

Cash flows from financing activities:
Issuance of Preferred stock for cash	—	171,000
Issuance of convertible note payable	395,000
Proceeds from bank loan payable	114,026
Principal repayments of bank loan payable	(102,905)	(2,444)
Principal repayments of Tax installments	(38,982)
Net cash provided by financing activities	367,139	168,556

Foreign currency translation adjustment	15,206	(32,766)

Increase (decrease) in cash and cash equivalents	43,425	(36,631)
Cash and cash equivalents at beginning of period	270,449	146,331
Cash and cash equivalents at end of period	$313,874	$109,700

Cash paid for:
NON-CASH INVESTING ACTIVITIES
Issuance of common stock for services	$1,380,740	$—
Issuance of Preferred Series G stock to convert notes payable	$—	$3,084,680
Issuance of common stock to retire notes payable	$106,476	$109,602
Issuance of Preferred Series H stock to retire note payable	$—	$79,024
Conversion of Preferred Series G stock to Common Stocks to be issued	$—	$39,707

 The accompanying notes are an integral part of these financial statements

Table of Contents	5

Notes To Consolidated Financial Statements

Note 1 - Organization, Business & Operations

Organization

Brazil Interactive Media, Inc. (the “Company”), is a publicly listed company quoted on the OTCQB under the symbol “BIMI.” The Company is a Delaware corporation formed on September 24, 2001 with the name Naturewell, Incorporated, which in the first quarter of 2013, became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company, BIMI, Inc. Prior to 2013, the Company business was the research and development of healthcare products intended for a variety of health conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), between the Company, Cannamerica, Inc., Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Hollister & Blacksmith, Inc. d/b/a American Cannabis Consulting, Inc., a Colorado corporation (“ACC”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into ACC through a reverse triangular merger transaction upon the terms and subject to the conditions of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware. Pursuant to the transactions contemplated by the Merger Agreement, (i) each share of common stock of ACC will be exchanged for shares of the Company based on a ratio of 3,171.0628 to one, (ii) ACC shall continue as the surviving corporation after the transactions contemplated by the Merger Agreement, (iii) each share of common stock of Merger Sub will be converted into and exchanged for one share of common stock of ACC and (iv) the Company shall change its name to “American Cannabis Company, Inc.” ACC was incorporated as Hollister & Blacksmith, Inc. on March 5, 2013 under the laws of the State of Colorado, and is based out of Denver, Colorado.

On May 16, 2014, the Company entered into a Separation and Exchange Agreement (the “Separation Agreement”), by and among the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company and the majority stockholder of the Company. Pursuant to the Separation Agreement, the Company agreed to distribute all shares of common stock of BIMI, Inc. held by the Company in exchange for all of the common stock held by Holdings, thereby resulting in a complete separation of BIMI, Inc. The Company and BIMI, Inc. each shall retain all assets and liabilities in its respective name, and shall take any and all actions necessary so that (i) the Company will own or be liable for all existing Company assets and liabilities and (ii) BIMI, Inc. will own or be liable for all existing BIMI, Inc. assets and liabilities, including all assets and liabilities of BIMI Inc.’s subsidiaries. The Separation Agreement further provides that all intercompany agreements by and between the Company, or any of its subsidiaries, and BIMI Inc., or any of its subsidiaries, are terminated except for confidentiality, non-disclosure or release of liability agreements.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of the Merger Agreement, which is filed as an exhibit to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2014 and the terms of the Separation Agreement, which is filed as an exhibit to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 20, 2014. Further, additional information relevant to the transactions contemplated by the Merger Agreement and Separation Agreement can be found in the Company’s Preliminary Information Statement filed on Schedule 14C with the Securities and Exchange Commission on May 29, 2014, as amended June 16, 2014 and July 29, 2014.

Table of Contents	6

Business and Operations of the Company

Prior to the effectiveness of the Separation Agreement, the Company was the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda., combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. Since the merger on March 13, 2013 and up until the effectiveness of the Separation Agreement, the Company has been in the business of producing live TV shows using interactive media technology to generate revenue with an interactive telephone calling component using its own unique and proprietary television programs that include quiz shows, games, psychics and live chat formats.

Upon completion of the transactions contemplated by the Merger Agreement, the Company will complete the acquisition of ACC and be in the business of providing end-to-end solutions for businesses operating in the cannabis industry in states and countries where cannabis is regulated and has been de-criminalized for medical use and/or legalized for recreational use.

ACC provides its clients end-to-end solutions based on its specialized knowledge of and experience with operating in regulated cannabis industries. ACC is both a consulting and advisory service provider and a supplier of products and equipment to businesses operating in this unique industry. ACC’s service and product offerings including the following:

•	Guiding clients through state and local cannabis business license application processes;
•	Designing and implementing standard operating procedures and policies to ensure compliance with the legal regulations of the cannabis industry;
•	Assisting clients in monitoring their business to ensure compliance with laws and regulations of the cannabis industry as well as optimal business operation;
•	Educating and training ACC’s clients on ACC’s proven processes and techniques for maximum yields of pharmaceutical grade cannabis in regulated commercial cultivation environments;
•	Advising and consulting clients on the acquisition and start-up of cannabis businesses;
•	Supplying customers with a variety of products that support all phases of their cannabis business, including:
○	The Satchel™, a child-resistant exit bag that will assist owners and operators in the industry mitigate the risk of having product end up in the hands of unintended individuals;
○	A commercial scale cultivation solution for use in regulated cannabis markets, which provides environmental controls, increases security, and achieves lean manufacturing for ACC’s customers; and
•	Researching, designing, developing, and bringing to market new products for the specific needs of the cannabis industry that help ACC’s customers operate their cannabis business on a daily basis.

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

Table of Contents	7

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of a future year.

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

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Table of Contents	8

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

Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit-worthiness and the economic environment. As of June 30, 2014 and 2013, the Company did not record an allowance for uncollectible accounts.

Fixed Assets - Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable Life	Residual Value
Machinery and Equipment	5 years	5%
Furniture and fixture	7 years	5%

Expenditures for maintenance and repairs that do not make the fixed asset more useful or prolong its useful life are expensed as incurred.

Table of Contents	9

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
•	Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the periods ended June 30, 2014 and December 31, 2013, respectively.

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

Table of Contents	10

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

The Company conducts its primary business in Brazil and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of June 30, 2014 and December 31, 2013, the Company had outstanding income taxes due with the tax authority in Brazil in the amounts of $618,763 and $624,871, respectively. A portion of the income tax due for 2013, or $319,284 will be paid over time pursuant to an installment plan entered into by the Company and the tax authority in Brazil.

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

Table of Contents	11

For financial reporting purposes, the consolidated financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Current assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates of the year while fixed assets and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of June 30, 2014 and 2013 were US$1 for R$2.20 and R$2.23, respectively. The average exchange rates for the 3 months ended June 30, 2014 and 2013 were US$1 for R$2.23 and R$2.06, respectively. There is no significant fluctuation in exchange rate for the conversion of Brazilian Real to US dollars after the balance sheet date.

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

Table of Contents	12

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the quarters ended June 30, 2014 or 2013.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable was comprised of the following amounts as of June 30, 2014 and December 31, 2013:

	2014	2013
Gross trade accounts receivable from customers	$72,508	$55,999
Allowance for doubtful customer accounts	0	0
Accounts receivable, net	$72,508	$55,999

There were no bad debt expenses recognized during the quarters ended June 30, 2014 and 2013 in the accompanying consolidated income statements.

NOTE 4 - FIXED ASSETS

Fixed assets were comprised of the following as of June 30, 2014 and December 31, 2013:

	2014	2013
Cost:
Machinery and equipment	$485,092	$426,126
Furniture and fixtures	6,787	14,926
Total cost	491,879	441,142
Less: Accumulated depreciation	(130,818)	(86,147)
Property and equipment, net	$361,061	$354,995

Table of Contents	13

Depreciation expense recorded for the six months ended June 30, 2014 and June 30, 2013 were $44,671 and $21,647, respectively, for fixed assets placed in service for depreciation purpose.

The Company’s fixed assets are pledged as collateral in the event of default on the note payable. See NOTE 7.

NOTE 5 - BANK LOANS PAYABLE

The Company has an unsecured loan with HSBC at interest rates ranging from 1.08% to 6% per month. The balance of this loan was $21,498 as of June 30, 2014 and $23,613 as of December 31, 2013, respectively. Accordingly, the Company recorded interest expense of $2,115 and $1,695 during the quarters ended June 30, 2014 and 2013, respectively.

NOTE 6 - TAX INSTALLMENTS PAYABLE

In 2012, the Company entered an installment plan with the tax authority in Brazil, pursuant to which the following taxes will be paid over time. As of June 30, 2014, the outstanding balance on the tax installments payable was $618,764.

Type of Tax	Balance as of June 30, 2014
Cofins Payable - Tax on Service	$228,802
PIS Withheld Payable – Tax on Services	$ 33,642
ISS and INS Payable – Tax on Service	$115,641
Social Contribution Payable – Social Security Tax	$ 85,174
Income Tax Payable	$155,504
Total	$618,763

NOTE 7 - NOTE PAYABLE

The company has a loan payable bearing monthly interest of 2% as of June 30, 2014. The balance of this loan was $214,816 as of June 30, 2014 and is secured by fixed assets of the Company with a net book value of $462,520. The effect of accrued interest for the quarters ended June 30, 2014 and June 30, 2013 were $4,843 and $10,422, respectively. The accrued interest for the six months ended June 30, 2014 and June 30, 2013 was $9,686 and $20,844, respectively.

Principal maturities of the loan payable as of June 30, 2014 are as follows:

Amount
2014	$214,816
Total	$214,816

Note 8 - Loans From Directors and Officers

Amount
2014	$ 70,000
Total	$ 70,000

The Company received $100,000 in loans from the Company’s directors and officers in 2013. The proceeds from these loans were used to make a $100,000 payment towards a refinanced loan. The loans had a maturity date of October 1, 2013 and paid interest at a rate of 5% per annum. The Company made a repayment of $30,000 in the fourth quarter of 2013. During the three months ended June 30, 2014, the Company retired these loans by issuing common stocks, see note 9. As of June 30, 2014, the balance of these loans was $0.

Table of Contents	14

Note 9 - Convertible Debentures

On April 24, 2014, the Company issued several convertible debentures to certain accredited investors. The total amount of the debentures is $395,000 and matures on April 24, 2016 with zero percent interest rate. The debentures are convertible into shares of the Company’s common stock at $0.08 per share.

The debentures were discounted in the amount of $395,000 due to the intrinsic value of the beneficial conversion option. As of June 30, 2014, the aggregate carrying value of the debentures was $36,204, net of debt discounts of $358,796. The Company recorded amortization of debt discount in amount of $36,204 during the six months ended June 30, 2014.

Note 10 - Capital Structure

During the three months ended June 30, 2014, the Company issued 1,228,501 shares of common stock in exchange for 2,500 shares of preferred Series H shares and warrants to purchase 225,000 shares of common stock at $0.60 per share which expires at the fifth anniversary from its original issuance.

During the three months ended June 30, 2014, the Company issued 1,811,042 shares of common stock for service rendered valued at $1,249,269, which is based on the closing stock price at the date of issuance.

During the three months ended June 30, 2014, the Company issued 380,715 shares of common stock to retire $70,000 loans from directors and officers and $36,476 accounts payable due to various parties. Services expense of $131,471 was recognized due to fair value of the shares in excess of the value of the debts retired.

During the three months ended June 30, 2014, the Company issued 31,710,628 shares of common stock and 39,985,000 shares of common stock were returned to the Company and retired per the Merger Agreement and Separation Agreement. These agreements were not effective yet as of June 30, 2014, as a result, these shares have not been recorded for accounting purposes.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $0.00001 par value. As of June 30, 2014, there were 40,425,000 shares issued and outstanding.

NOTE 11 - COMMITMENT AND CONTINGENCIES

Office Leasing

The Company leases its office space under non-cancelable operating lease agreements.  The lease ends in December 2016. Based on the current rental lease agreement, the future 3 years minimum rental payments required as of June 30 are as follows:

Lease Payment
Year ended, December 31, 2014	$ 59,893
2015	$123,359
2016	$127,060
Total	$310,312

The Company’s two satellite uplink units are leased on a month to month basis with no future operating lease commitments.

Table of Contents	15

For the quarters ended June 30, 2014 and 2013, the Company had rental expenses of $34,596 and $39,794, respectively. For the six months ended June 30, 2014 and June 30, 2013, the Company had rental expenses of $61,726 and $82,928, respectively.

The Company had no contingencies existing as of June 30, 2014 and 2013.

NOTE 12 - Concentration and Risk

Major Customers

The Company had one customer from which the Company generated 100% of revenues during the quarters ended June 30, 2014 and 2013, respectively.

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

As of June 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by financial institutions located in Brazil, which the Company’s management believes are of high credit quality.

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

NOTE 13 - SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of June 30, 2014 and December 31, 2013.

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to a June 30, 2014 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

Table of Contents	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” in our Form 8-K filed March 21, 2013 and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Our Company

Brazil Interactive Media, Inc., is a publicly listed company quoted on the OTCQB under the symbol “BIMI.” The Company is a Delaware corporation formed on September 24, 2001 with the name Naturewell, Incorporated, which in the first quarter of 2013, became Brazil Interactive Media, Inc. through a merger that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company, BIMI, Inc. Prior to 2013, the Company business was the research and development of healthcare products intended for a variety of health conditions. On May 9, 2008, the Company completed the sale of essentially all of its assets, as a result becoming a shell company as defined under Rule 12b-2 of the Exchange Act. As described below, the Company ceased to be a shell company when it acquired a Brazilian television and interactive media technology company in March of 2013.

On May 15, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), between the Company, Cannamerica, Inc., Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Hollister & Blacksmith, Inc. d/b/a American Cannabis Consulting, Inc., a Colorado corporation (“ACC”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into ACC through a reverse triangular merger transaction upon the terms and subject to the conditions of the Merger Agreement, and in accordance with the General Corporation Law of the State of Delaware. Pursuant to the transactions contemplated by the Merger Agreement, (i) each share of common stock of ACC will be exchanged for shares of the Company based on a ratio of 3,171.0628 to one, (ii) ACC shall continue as the surviving corporation after the transactions contemplated by the Merger Agreement, (iii) each share of common stock of Merger Sub will be converted into and exchanged for one share of common stock of ACC and (iv) the Company shall change its name to “American Cannabis Company, Inc.” ACC was incorporated as Hollister & Blacksmith, Inc. on March 5, 2013 under the laws of the State of Colorado, and is based out of Denver, Colorado.

Table of Contents	17

On May 16, 2014, the Company entered into a Separation and Exchange Agreement (the “Separation Agreement”), by and among the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company and the majority stockholder of the Company. Pursuant to the Separation Agreement, the Company agreed to distribute all shares of common stock of BIMI, Inc. held by the Company in exchange for all of the common stock held by Holdings, thereby resulting in a complete separation of BIMI, Inc. The Company and BIMI, Inc. each shall retain all assets and liabilities in its respective name, and shall take any and all actions necessary so that (i) the Company will own or be liable for all existing Company assets and liabilities and (ii) BIMI, Inc. will own or be liable for all existing BIMI, Inc. assets and liabilities, including all assets and liabilities of BIMI Inc.’s subsidiaries. The Separation Agreement further provides that all intercompany agreements by and between the Company, or any of its subsidiaries, and BIMI Inc., or any of its subsidiaries, are terminated except for confidentiality, non-disclosure or release of liability agreements.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of the Merger Agreement, which is filed as an exhibit to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2014 and the terms of the Separation Agreement, which is filed as an exhibit to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 20, 2014. Further, additional information relevant to the transactions contemplated by the Merger Agreement and Separation Agreement can be found in the Company’s Preliminary Information Statement filed on Schedule 14C with the Securities and Exchange Commission on May 29, 2014, as amended June 16, 2014 and July 29, 2014.

Business and Operations of the Company

Prior to the effectiveness of the Separation Agreement, the Company was the parent of Brazil Interactive Media Participações, Ltda., a Brazilian holding company, which through its wholly-owned subsidiary, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda., combines live television broadcasts with interactive media technology and telecommunications components to create live, interactive television programming for the Brazilian viewing public. Since the merger on March 13, 2013 and up until the effectiveness of the Separation Agreement, the Company has been in the business of producing live TV shows using interactive media technology to generate revenue with an interactive telephone calling component using its own unique and proprietary television programs that include quiz shows, games, psychics and live chat formats.

Upon completion of the transactions contemplated by the Merger Agreement, the Company will complete the acquisition of ACC and be in the business of providing end-to-end solutions for businesses operating in the cannabis industry in states and countries where cannabis is regulated and has been de-criminalized for medical use and/or legalized for recreational use.

ACC provides its clients end-to-end solutions based on its specialized knowledge of and experience with operating in regulated cannabis industries. ACC is both a consulting and advisory service provider and a supplier of products and equipment to businesses operating in this unique industry. ACC’s service and product offerings including the following:

•	Guiding clients through state and local cannabis business license application processes;
•	Designing and implementing standard operating procedures and policies to ensure compliance with the legal regulations of the cannabis industry;
•	Assisting clients in monitoring their business to ensure compliance with laws and regulations of the cannabis industry as well as optimal business operation;
•	Educating and training ACC’s clients on ACC’s proven processes and techniques for maximum yields of pharmaceutical grade cannabis in regulated commercial cultivation environments;
•	Advising and consulting clients on the acquisition and start-up of cannabis businesses;
Table of Contents	18

•	Supplying customers with a variety of products that support all phases of their cannabis business, including:
○	The Satchel™, a child-resistant exit bag that will assist owners and operators in the industry mitigate the risk of having product end up in the hands of unintended individuals;
○	A commercial scale cultivation solution for use in regulated cannabis markets, which provides environmental controls, increases security, and achieves lean manufacturing for ACC’s customers; and
•	Researching, designing, developing, and bringing to market new products for the specific needs of the cannabis industry that help ACC’s customers operate their cannabis business on a daily basis.

Results of Operations – Three months ended June 30, 2014 and June 30, 2013

Revenues

We had revenue of $2,587,487 and $1,932,132 for the three months ended June 30, 2014 and 2013, respectively. The increase in our revenues is mainly attributed to a higher billing rate in 2014 negotiated with our new Telecom partner.

Cost of Revenues

Cost of revenues was recorded at $2,173,423 and $1,489,534 during the three months ended June 30, 2014 and 2013, respectively. Cost of revenues consists primarily of cost of media time, television production crew contractors and the cost of prize payouts. The increase in the cost of goods sold is attributed to media pressures in the market, which resulted in higher media pay rates, as well as an increase in media usage.

Operating Expenses

We had operating expenses of $1,792,024 and $468,495 for the three months ended June 30, 2014 and 2013, respectively. The expenses were mainly attributed to stock issuances for services rendered to the Company, as well as television studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses.

Net Income

We had net loss of $1,350,878 and a net loss of $59,043 for the three months ended June 30, 2014 and 2013, respectively. Net loss for the three months ended June 30, 2014 was due mainly to the expenses for services rendered which were satisfied by equity issuances. The net loss for the three months ended June 30, 20013 was due to insufficient gross profit to cover our operating expenses.

Results of Operations – Six months ended June 30, 2014 and June 30, 2013

Revenues

We had revenue of $4,466,321 and $4,240,137 for the six months ended June 30, 2014 and 2013, respectively. The increase in our revenues is mainly attributed to a higher billing rate in 2014 negotiated with our new Telecom partner.

Cost of Revenues

Cost of revenues was recorded at $4,038,732 and $3,185,803 during the six months ended June 30, 2014 and 2013, respectively. Cost of revenues consists primarily of cost of media time, television production crew contractors and the cost of prize payouts. The increase in the cost of goods sold is attributed to media pressures in the market, which resulted in higher media pay rate.

Table of Contents	19

Operating Expenses

We had operating expenses of $2,064,396 and $985,730 for the six months ended June 30, 2014 and 2013, respectively. The expenses were mainly composed of equity issuances for services rendered to the Company as well as television studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses.

Net Income

We had net loss of $1,570,426 and net income of $10,835 for the six months ended June 30, 2014 and 2013, respectively. Net loss for the six months ended June 30, 2014 was due to the higher operating expenses from services rendered to the Company, which was satisfied through equity issuances, and also media costs due to market pressures resulting in higher media cost rates. The net income for the six months ended June 30, 20013 was due to our gross profit level which was enough to cover our operating expenses

Liquidity and Capital Resources

Cash flows used in operating activities were $288,183 and $172,421 for the six months ended June 30, 2014 and 2013, respectively. The $288,183 provided by operating activities for the six months ended June 30, 2014 was due primarily to increase in accounts payable and accrued expenses. However, this was reduced by an increase in other receivables and prepayments and advances to suppliers. The $172,421 cash used in operating activities for the six months ended June 30, 2013 was attributed to mainly to an increase in Customer receivables which was then offset by an increase in accounts payable and accrued expenses due to new negotiated payment terms to vendors.

Cash flows used in investing activities were $50,737 and $0 during the six months ended June 30, 2014 and 2013, respectively. This was mainly attributed to the purchase of television studio and broadcast equipment during the six months ended June 30, 2014.

Cash flows provided by financing activities were $367,139 and $168,556 for the six months ended June 30, 2014 and 2013, respectively. For both periods, these cashflows provided were attributed mainly to equity issuances for preferred stock and debt issuance, as well as bank loan repayments and tax payments made which were offset by bank borrowings.

Capital Expenditures

Overall, we have funded our cash needs from inception through June 30, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $313,874 on hand as of June 30, 2014, of which $45,378 was restricted in escrow as part of a new loan agreement deal with Bradesco Bank which took effect on July 1, 2014. Currently, we have enough cash to fund our operations for the next few months. This is based on current positive cash flows from operation and potential funding from investor capital groups. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future, this could affect our ability to purchase media in advance and at a discount. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Table of Contents	20

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

Facilities

The Company does not own any real estate. The Company leases its principal office at 3457 Ringsby Ct., Unit 111, Denver, CO 80216 with a month-to-month lease payment of $2,000 per month.

The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations.

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

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Table of Contents	22

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any pending legal proceedings.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2014.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.2 (1)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BRAZIL INTERACTIVE MEDIA, INC.

(Registrant)

Dated: August 19, 2014	By:	/s/ Corey Hollister
Corey Hollister, Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2014	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer
(Principal Financial Officer)

Table of Contents	23