Form 10-Q/A
period 2014-06-30
Brazil Interactive Media, Inc.
filed 2014-09-05
CIK 945617

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on August 19, 2014, to correct our financial statements based on immaterial errors identified by our accountants related to the allocation of certain other general and administrative expenses, and to make other required conforming changes.

This report on Form 10-Q/A amends the following items on the Original Filing: (i) the Consolidated Balance Sheets, Consolidated Statement of Operations and the Consolidated Statements of Cash Flows in Item 1 of Part I “Financial Information,” (ii) the operating expense and net loss values for the three and six months ended June 30, 2014 in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101 to reflect the changes noted above. No other changes have been made to the Original Filing. However, for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Filing. This report on Form 10-Q/A is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRAZIL INTERACTIVE MEDIA, INC AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash - unrestricted	$268,496	$270,449
Cash - restricted	45,378	$0
Accounts receivable	72,508	55,999
Other receivables	215,642	0
Prepayments and advances	232,729	41,455
Total Current Assets	834,753	367,903
Property, Plant and Equipment
Fixed assets	491,879	441,142
Accumulated depreciation	(130,818)	(86,147)
FIXED ASSETS - NET	361,061	354,995
Other Assets
Intangible Assets	4,764	4,471
Other Assets	6,807	6,387
Total Other Assets	11,571	10,858
TOTAL ASSETS	1,207,385	733,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	1,165,657	1,019,320
Taxes payable	319,057	305,587
Convertible note payable, net of discount	36,204	0
Current portion of loans payable	214,815	100,790
Loans from Directors and Officers	0	70,000
Bank loans payable	21,498	23,613
Total current liabilities	1,757,232	1,519,310
Long-term liabilities:
Loans payable	0	100,790
Tax payable - Long term	299,706	319,284
Total Long-term liabilities	299,706	420,074
TOTAL LIABILITIES	2,056,939	1,939,384
Stockholders' deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized; -0- and 2,500 shares issued and outstanding, respectively	0	25
Common stock, $0.00001 par value, 100,000,000 shares authorized; 40,425,000 and 45,236,314 shares issued and outstanding, respectively	404	452
Common stock-warrants	0	187,763
Additional paid-in-capital	5,353,480	3,283,428
Accumulated other comprehensive income (loss)	111,581	96,376
Retained earnings	(6,315,019)	(4,773,672)
Total Stockholder's deficit	(849,554)	(1,205,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,207,385	$733,756

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	3

BRAZIL INTERACTIVE MEDIA, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES	$2,585,487	$1,932,132	$4,466,321	$4,240,137
Cost of revenues	2,173,423	1,489,534	4,038,732	3,185,803

Gross Profit	412,064	442,598	427,589	1,054,334

OPERATING EXPENSES
Other Taxes	26,165	20,687	49,574	64,991
Subcontractor Expense	56,772	89,484	106,113	329,291
Rent	34,596	39,794	61,726	82,928
Other General and administrative	1,645,411	318,530	1,817,903	508,520
Total Operating Expenses	1,762,944	468,495	2,035,317	985,730

Operating Income (Loss)	(1,350,880)	(25,897)	(1,607,728)	68,604

Other comprehensive Income (Expense)
Interest Income	44	0	44	185
Gain on debt forgiveness	96,193	0	96,193	0
Interest Expense	(55,071)	(13,792)	(82,896)	(26,479)
Total Other Income (Expense)	41,166	(13,792)	13,341	(26,294)

Income before Income Taxes	(1,309,714)	(39,689)	(1,594,387)	42,310

Provision for Income Taxes	12,084	19,354	(53,040)	31,476

NET INCOME (LOSS)	($1,321,798)	($59,043)	($1,541,347)	$10,834

Other comprehensive income (expense)
Foreign currency translation adjustment	(28,009)	(25,943)	15,205	62,114
Comprehensive income	($1,349,807)	($84,986)	($1,526,142)	$72,948

Basic and fully diluted net income (loss) per common share:	($0.03)	($0.20)	($0.03)	$0.04

Weighted average common shares outstanding	43,158,647	292,319	44,213,023	290,976

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	4

BRAZIL INTERACTIVE MEDIA, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(1,541,347)	$10,835
Depreciation	44,671	21,647
Common stock issued for services	1,380,740	—
Amortization of discount on note payable	36,204
Gain on forgiveness of Debt	(96,193)
Issuance of Preferred Series G stock for service	—	20
Effect of Capitalization of Preferred and Common Stock	—	(62,926)
Changes in operating assets and liabilities:
Accounts receivable	(16,509)	(631,515)
Other receivable	(215,642)	—
Prepayments and advances	(191,274)	64,418
Intangible and Other Assets	(713)	(11,454)
Accounts payable and accrued expenses	279,005	366,942
Taxes payables	32,875	69,612
Net cash provided by (used in) operating activities	(288,183)	(172,421)

Cash flows from investing activities:
Purchase of equipment	(50,737)	—
Net cash (used in) investing activities	(50,737)	—

Cash flows from financing activities:
Issuance of Preferred stock for cash	—	171,000
Issuance of convertible note payable	395,000
Proceeds from bank loan payable	114,026
Principal repayments of bank loan payable	(102,905)	(2,444)
Principal repayments of Tax installments	(38,982)
Net cash provided by financing activities	367,139	168,556

Foreign currency translation adjustment	15,206	(32,766)

Increase (decrease) in cash and cash equivalents	43,425	(36,631)
Cash and cash equivalents at beginning of period	270,449	146,331
Cash and cash equivalents at end of period	$313,874	$109,700

Cash paid for:
Income tax	$74,108	$36,434
Interest	$47,113	$16,212
NON-CASH INVESTING ACTIVITIES
Issuance of common stock for services	$1,380,740	$—
Issuance of Preferred Series G stock to convert notes payable	$—	$3,084,680
Issuance of common stock to retire notes payable	$106,476	$109,602
Issuance of Preferred Series H stock to retire note payable	$—	$79,024
Conversion of Preferred Series G stock to Common Stocks to be issued	$—	$39,707

 The accompanying notes are an integral part of these financial statements

Table of Contents	5

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

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

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

Operating Expenses

We had operating expenses of $1,762,944 and $468,495 for the three months ended June 30, 2014 and 2013, respectively. The expenses were mainly attributed to stock issuances for services rendered to the Company, as well as television studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses.

Net Income

We had net loss of $1,321,798 and a net loss of $59,043 for the three months ended June 30, 2014 and 2013, respectively. Net loss for the three months ended June 30, 2014 was due mainly to the expenses for services rendered which were satisfied by equity issuances. The net loss for the three months ended June 30, 20013 was due to insufficient gross profit to cover our operating expenses.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

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

Operating Expenses

We had operating expenses of $2,035,317 and $985,730 for the six months ended June 30, 2014 and 2013, respectively. The expenses were mainly composed of equity issuances for services rendered to the Company as well as television studio rent and maintenance costs, depreciation of equipment, subcontractor costs, legal and professional fees, security and traveling expenses.

Net Income

We had net loss of $1,541,347 and net income of $10,835 for the six months ended June 30, 2014 and 2013, respectively. Net loss for the six months ended June 30, 2014 was due to the higher operating expenses from services rendered to the Company, which was satisfied through equity issuances, and also media costs due to market pressures resulting in higher media cost rates. The net income for the six months ended June 30, 20013 was due to our gross profit level which was enough to cover our operating expenses

Liquidity and Capital Resources

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

BRAZIL INTERACTIVE MEDIA, INC.

(Registrant)

Dated: September 5, 2014	By:	/s/ Corey Hollister
Corey Hollister, Chief Executive Officer
(Principal Executive Officer)

Dated: September 5, 2014	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Financial Officer
(Principal Financial Officer)

Table of Contents	23