Form 10-Q
period 2014-09-30
American Cannabis Company, Inc.
filed 2014-11-13
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (I.R.S. Employer Identification No.)

3457 Ringsby Court, Unit 111 Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

(303) 974 - 4770

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

On November 3, 2014, 42,993,750 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC. AND ITS SUBSIDIARIES

FORMERLY KNOWN AS BRAZIL INTERACTIVE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in dollars, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$157,258	$17,597
Accounts receivable, net	82,367	1,250
Deposits	168,000	—
Inventory	31,500	—
Prepaid expenses and other current assets	32,000	4,368
Total current assets	471,125	23,215
Property and equipment, net	3,868	1,765
Total assets	$474,993	$24,980
Liabilities and shareholders' equity
Current liabilities
Accounts payable	60,374	152
Deferred revenue	184,495	11,109
Convertible note, net of discount	85,917	—
Accrued and other current liabilities	103,634	5,340
Total current liabilities	434,420	16,601
Total liabilities	434,420	16,601
Commitments and contingencies (See Note 13)
Shareholders' equity
Preferred stock; $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized; 40,425,000 and 25,368,502 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	404	254
Additional paid in capital	51,887	546
Retained earnings (deficit)	(11,718)	7,579
Total shareholders’ equity	40,573	8,379
Total liabilities and shareholders' equity	$474,993	$24,980

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	1

AMERICAN CANNABIS COMPANY, INC. AND ITS SUBSIDIARIES

FORMERLY KNOWN AS BRAZIL INTERACTIVE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in dollars, except share data)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	March 5, 2013 (Inception) Through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Consulting services	$312,010	$16,900	$439,414	$21,250
Products and equipment	169,588	3,705	179,226	3,705
Total revenues	481,598	20,605	618,640	24,955
Costs of revenues
Cost of consulting services	132,573	8,451	207,462	9,026
Cost of products and equipment	138,816	2,816	147,833	2,866
Total costs of revenues	271,389	11,267	355,295	11,892
Gross profit	210,209	9,338	263,345	13,063
Operating expenses
General and administrative expenses	82,260	4,427	178,153	5,026
Selling and marketing expenses	51,713	5,092	99,230	6,363
Total operating expense	133,973	9,519	277,383	11,389
Income (loss) from operations	76,236	(181)	(14,038)	1,674
Other income (expense)
Interest expense	(998)	—	(1,259)	—
Total other income (expenses)	(998)	—	(1,259)	—
Net income (loss)	$75,238	$(181)	$(15,297)	$1,674

Basic net income per common share	$—	$—	$—	$—
Diluted net income per common share	$—	$—	$—	$—

Basic weighted average common shares outstanding	31,910,071	25,368,502	28,966,879	25,368,502
Diluted weighted average common shares outstanding	36,900,161	25,368,502	28,966,879	25,368,502

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	2

 AMERICAN CANNABIS COMPANY, INC. AND ITS SUBSIDIARIES

FORMERLY KNOWN AS BRAZIL INTERACTIVE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in dollars)

(Unaudited)

		March 5, 2013
	Nine Months Ended	(Inception) Through
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income (loss)	$(15,297)	$1,674
Adjustments to reconcile net income to operating cash
Depreciation	499	340
Amortization of discount on short-term notes payable	85,917	—
Stock-based compensation	10,947	—
Adjustment for recapitalization upon reverse merger (See Note 1)	(296,361)	—
Changes in operating assets and liabilities	—	—
Accounts receivable	(81,117)	—
Deposits	(168,000)	—
Inventory	(31,500)	—
Prepaid expenses and other current assets	(27,632)	—
Deferred revenue	173,386	—
Accrued liabilities and other current liabilities	98,466	5,272
Accounts payable	1,755	—
Net cash provided by (used in) operating activities	(248,937)	7,286
Cash flows from investing activities
Purchases of property and equipment	(2,602)	(2,250)
Net cash provided by (used in) investing activities	(2,602)	(2,250)
Cash flows from financing activities
Proceeds from issuance of common stock	200	800
Proceeds from short-term notes payable	35,000	—
Repayment of short-term notes payable	(35,000)	—
Proceeds from issuance of convertible notes payable	395,000	—
Due to directors	—	750
Investments from (distributions to) owners	(4,000)	1,043
Net cash provided by (used in) financing activities	391,200	2,593
Net increase (decrease) in cash and cash equivalents	139,661	7,629
Cash and cash equivalents at beginning of period	17,597	—
Cash and cash equivalents at end of period	$157,258	$7,629
Supplemental cash flow information:
Cash paid for interest during the period	$261	$—
Cash paid for taxes during the period	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	3

 AMERICAN CANNABIS COMPANY, INC. AND ITS SUBSIDIARIES

FORMERLY KNOWN AS BRAZIL INTERACTIVE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiaries (the “Company” or “ACC”) is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. ACC is based in Denver, Colorado and operates a fully integrated business model that features end-to-end solutions for businesses operating in the licensed cannabis industry in states and countries where cannabis is regulated and has been de-criminalized for medical use and/or legalized for recreational use. ACC provides advisory and consulting services specific to this industry, designs industry-specific products and facilities and manages a strategic group partnership that produces private label customer products.

ACC is a Delaware corporation formed on September 24, 2001 as Naturewell, Incorporated, which became Brazil Interactive Media, Inc. (“BIMI”) on March 13, 2013 pursuant to a merger transaction that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company, BIMI, Inc. ACC became American Cannabis Company, Inc. on September 29, 2014, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 15, 2014 between the Company, Cannamerica Corp. (“Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. d/b/a American Cannabis Consulting (“American Cannabis Consulting”). Upon execution of the Merger Agreement, the co-founder and president of American Cannabis Consulting, Corey Hollister, was named Chief Executive Officer of ACC. Pursuant to the Merger Agreement, which was consummated and became effective on September 29, 2014, (i) all of the outstanding shares of common stock of American Cannabis Consulting were exchanged for shares of the Company based on a ratio of 3,171.0628 to one (the “Reverse Merger”), (ii) American Cannabis Consulting became the surviving corporation following the Reverse Merger, (iii) each share of common stock of Merger Sub was converted into and exchanged for one share of common stock of American Cannabis Consulting, (iv) the Company changed its name to “American Cannabis Company, Inc.” and (v) the Company’s officers and directors in office prior to the Merger Agreement resigned and American Cannabis Consulting appointed new officers and directors to serve ACC. In concert with the Merger Agreement, the Company consummated a complete divestiture of BIMI, Inc. pursuant to a Separation and Exchange Agreement dated May 16, 2014 between the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, ACC changed its stock symbol from BIMI to AMMJ.

American Cannabis Consulting was deemed to have been the accounting acquirer in the Reverse Merger. Accordingly, the Company’s consolidated statements of operations and consolidated balance sheets reflect the historical results of American Cannabis Consulting prior to the Reverse Merger, and of the combined entities following the Reverse Merger, and do not include the historical financial results of Brazil Interactive Media, Inc. prior to the Reverse Merger.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has elected a fiscal year ending on December 31. Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets. All intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	4

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Restricted Cash

Restricted cash is recorded at cost, which approximates fair value. There was no restricted cash included in current assets on our consolidated balance sheets as of September 30, 2014 and December 31, 2013. Restricted cash previously related to remaining proceeds from a short-term note entered into on March 21, 2014 and fully satisfied on May 15, 2014 (see Note 9. Convertible Notes Payable).

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of September 30, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized. The Company did not hold any inventory as of December 31, 2013.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and, based on a method of specific identification of any accounts receivable for which it deems the net realizable value to be less than the gross amount of accounts receivable recorded, establishes an allowance for doubtful accounts for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

Table of Contents	5

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2014 and December 31, 2013, the Company did not have any allowances for doubtful accounts.

Significant Clients and Customers

For the three months ended September 30, 2014, three customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 72% of the Company’s total revenues for the period. For the nine months ended September 30, 2014, three clients individually accounted for 10% or more of the Company’s revenues, and in aggregate, they comprised approximately 65% of the Company’s total revenues for the period. For the three months ended September 30, 2013, the Company had three customers, each of which accounted for 10% or more of its total revenues for the period. For the period from inception (March 5, 2013) to September 30, 2013, the Company had four customers, each of which accounted for 10% or more of its total revenues for the period.

As of September 30, 2014, four customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 86% of the Company’s accounts receivable balance at that date. As of December 31, 2013, one client represented 100% of its gross accounts receivable balance of $1,250.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2014 or December 31, 2013.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of September 30, 2014 or December 31, 2013.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense, over the life of the debt using the effective interest method.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 605, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

The Company primarily generates revenues from professional services consulting agreements. These arrangements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, a prepayment or retainer is required prior to performing services.

Revenues from time-based engagements are recognized as the hours are incurred by the Company.

Table of Contents	6

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three and nine month periods ended September 30, 2014, and during the period from inception (March 5, 2013) through December 31, 2013, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

The Company has some arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

The Company’s arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”). Revenues are recognized in accordance with our accounting policies for the elements as described above. The elements qualify for separation when the deliverables have value on a stand-alone basis and the value of the separate elements can be established by VSOE or an estimated selling price.

While assigning values and identifying separate elements requires judgment, generally selling prices of the separate elements are readily identifiable as the Company also sells those elements individually outside of a multiple services engagement. Contracts with multiple elements are typically fixed-fee or on time basis. Arrangements are typically terminable by either party upon sufficient notice and do not include provisions for refunds relating to services provided.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying balance sheet. Revenues recognized for services performed, but not yet billed to clients are recorded as unbilled services.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in the statement of operations on a net basis.

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three and nine month periods ended September 30, 2014 and the period from inception (March 5, 2013) through December 31, 2013, sales returns were not significant and as such, no sales return allowance had been recorded as of September 30, 2014 and December 31, 2013.

Costs of Revenues

The Company’s policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenue includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred.

Table of Contents	7

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three and nine month periods ended September 30, 2014, these costs were $13,884 and $22,207, respectively. There were no such costs during fiscal 2013.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year. During the three and nine months ended September 30, 2014, stock-based compensation expense was $10,947. There were no such costs during fiscal 2013.

Income Taxes

On September 29, 2014, the effective date of the Reverse Merger, the Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, the Company is only subject to income taxes for the final two days of the three and nine month periods ended September 30, 2014 and was not subject to income taxes during 2013. As the Company’s operating activities subject to corporate income taxes were minimal during the final two days of the three and nine month periods ended September 30, 2014, and the Company was not subject to corporate income taxes through 2013, no provision for federal or state income taxes was included in the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2014, the three month period ended September 30, 2013 or the period from inception (March 5, 2013) through September 30, 2013. Additionally, no liability for federal and state income taxes was included on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013. Corporate income taxes will be recorded beginning in the fourth quarter of 2014.

Net Income (Loss) Per Common Share

The Company reports net income (loss) per common share in accordance with FASB ASC 260, Earnings per Share. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Table of Contents	8

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

See Note 12. Related Party Transactions for associated disclosures.

Note 3. Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes” (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of September 30, 2014, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. The Company will be required to implement this guidance in the first quarter of fiscal year 2017, using one of two prescribed retrospective methods. Early adoption is not permitted. The Company has not yet determined the effect of adoption on its consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2014 that are of significance, or potential significance, to the Company.

Note 4. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Gross accounts receivable	$82,367	$1,250
Less: allowance for doubtful accounts	—	—
Accounts receivable, net	$82,367	$1,250

The Company had no bad debt expense during the three and nine month periods ended September 30, 2014 or during the period from inception (March 5, 2013) to September 30, 2013.

Table of Contents	9

Note 5. Deposits

Deposits was comprised of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Inventory deposits	$166,000	$—
Operating lease deposits	2,000	—
Deposits	$168,000	$—

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 6. Inventory

Inventory as of September 30, 2014 of $31,500 was fully comprised of finished goods. There was no inventory as of December 31, 2013.

Note 7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Demo inventory	$29,235	$—
Prepaid expenses	2,615	4,368
Other current assets	150	—
Prepaid expenses and other current assets	$32,000	$4,368

Note 8. Property and Equipment, net

Property and equipment, net, was comprised of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Office equipment	$3,602	$2,250
Machinery and equipment	1,250	—
Property and equipment, gross	4,852	2,250
Less: accumulated depreciation	(984)	(485)
Property and equipment, net	$3,868	$1,765

The Company recorded depreciation expense of $212 and $147 during the three months ended September 30, 2014 and September 30, 2013, respectively. The Company recorded depreciation expense of $499 during the nine months ended September 30, 2014 and $340 from the period from inception (March 5, 2013) to September 30, 2013.

Table of Contents	10

Note 9. Convertible Notes Payable

As of September 30, 2014, the Company had convertible debentures in the total amount of $395,000. The debentures were originally issued on April 24, 2014, mature on April 24, 2016, pay zero interest, and are convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. The debentures have been discounted in the amount of $395,000 due to the intrinsic value of the beneficial conversion option. As of September 30, 2014, the aggregate carrying value of the debentures was $85,917, net of debt discounts of $309,083, and is reflected on the Company’s consolidated balance sheet as Convertible notes payable, net. Amortization of debt discount was $49,713 and $85,917 for the three and nine month periods ended September 30, 2014, respectively; of these amounts, the Company recorded $1,081 on its consolidated statement of operations for these periods, the amount attributable to the period from the Reverse Merger’s effective date of September 29, 2014 through September 30, 2014 (see Note 1. Description of the Business).

On May 15, 2014, as a result of the issuance of the convertible notes payable, a secured promissory note that the Company had originally entered into on March 21, 2014 was fully satisfied. This secured promissory note had a principal amount of $35,000 and an interest rate of 5% per annum. The Company recorded interest expense related to this note of $260 during the three and nine month periods ended September 30, 2014.

Note 10. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Accrued payroll liabilities	$23,223	$636
Accrued legal fees	22,802	1,654
Unbilled inventory	22,500	—
Accrued accounting fees	17,200	—
Due to directors	2,776	3,006
Other	15,153	44
Accrued and other current liabilities	$103,654	$5,340

Table of Contents	11

Note 11. Net Income (Loss) Per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended	Three Months Ended	Nine Months Ended	March 5, 2013 (Inception) Through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss) per common share	$75,238	$(181)	$(15,297)	$1,674
Weighted average shares used for basic net income (loss) per common share	31,910,071	25,368,502	28,966,879	25,368,502
Incremental diluted shares	4,990,090	—	—	—
Weighted average shares used for diluted net income (loss) per common share	36,900,161	25,368,502	28,966,879	25,368,502
Net income (loss) per common share:
Net income (loss) per common share - basic	$—	$—	$—	$—
Net income (loss) per common share - diluted	$—	$—	$—	$—

There were no antidilutive common shares issued or outstanding for the three months ended September 30, 2014. For the nine months ended September 30, 2014, as a result of the net loss for the period, the Company excluded 1,681,642 shares from its calculation of diluted net income (loss) per common share because their effect would have been antidilutive. No potentially dilutive shares were issued or outstanding during 2013.

Note 12. Related Party Transactions

From time to time, the Company purchases inventory and equipment from Baroud Development Group, in which Anthony Baroud, the Company’s Chief Technology Officer, is an owner. During the three and nine month periods ended September 30, 2014, total such purchases were $10,415 and $40,715, respectively. No such transactions occurred during 2013.

During the first quarter of 2014, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith.

Note 13. Commitments and Contingent Liabilities

As of September 30, 2014 and December 31, 2013, the Company had no outstanding commitments or contingent liabilities meeting the criteria for recognition under its accounting policies in accordance with U.S. GAAP.

Note 14. Stock-based Compensation

In August 2014, the Company granted a new employee restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 50,000 shares granted as of September 30, 2014. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Table of Contents	12

The following table summarizes the Company’s share-based compensation awards activity during the nine months ended September 30, 2014:

Weighted Average
	Restricted Shares	Grant Date
	Common Stock	Fair Value

Outstanding unvested at December 31, 2013	—	$—
Granted	50,000	1.31
Vested restricted shares	—	—
Forfeited	—	—
Outstanding unvested at September 30, 2014	50,000	$1.31

During the three and nine months ended September 30, 2014, the Company granted 50,000 restricted shares and recognized $10,947 in associated stock-based compensation expense. The Company had no stock-based compensation activity during 2013 and no awards outstanding as of December 31, 2013.

Unrecognized stock-based compensation expense related to outstanding unvested restricted shares as of September 30, 2014 is expected to be recognized over a weighted average period of 0.8 years, as follows:

Unamortized
Compensation
Expense

2014	$16,330
2015	38,223
Thereafter	—
Total	$54,553

 Note 15. Capital Stock

The Reverse Merger resulted in a recapitalization for the Company, including retrospective recapitalization as of December 31, 2013. The Company is authorized to issue 100,000,000 common shares at $0.00001 par value per share and 5,000,000 shares of preferred stock at $0.01 par value. As of September 30, 2014 and December 31, 2013, the Company had 40,425,000 and 25,368,502 common shares issued and outstanding, respectively. The Company had not issued any shares of its preferred stock as of September 30, 2014 and December 31, 2013.

Note 16. Reportable Segments

The Company operates in one segment, in the licensed cannabis industry, as a provider of professional consulting services, products and equipment.

Table of Contents	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

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

Background

American Cannabis Company, Inc. and its subsidiaries (the “Company” or “ACC”) is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the licensed cannabis industry in states and countries where cannabis is regulated and has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities and manage a strategic group partnership that produces private label customer products.

We are a Delaware corporation formed on September 24, 2001 with the name Naturewell, Inc., which became Brazil Interactive Media, Inc. (“BIMI”) on March 13, 2013 pursuant to a merger transaction that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company, BIMI, Inc. We became American Cannabis Company, Inc. on September 29, 2014, pursuant to an Agreement and Plan of Merger dated May 15, 2014 (the “Merger Agreement”) between the Company, Cannamerica Corp. (“Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. d/b/a American Cannabis Consulting (“American Cannabis Consulting”). Pursuant to the Merger Agreement, which was consummated and became effective on September 29, 2014, Merger Sub was merged with and into American Cannabis Consulting through a reverse triangular merger transaction (the “Reverse Merger”), we changed our name to “American Cannabis Company, Inc.”, and our officers and directors in office prior to the Merger Agreement resigned and American Cannabis Consulting appointed new officers and directors to serve our Company. In concert with the Merger Agreement, we consummated a complete divestiture of BIMI, Inc. pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, we changed our stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Table of Contents	14

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The following table presents our consolidated operating results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended September 30, 2014 (unaudited)	% of Total Revenues	Three Months Ended September 30, 2013 (unaudited)	% of Total Revenues	$ Change
Revenues
Consulting services	$312,010	64.8	$16,900	82.0	$295,110
Products and equipment	169,588	35.2	3,705	18.0	165,883
Total revenues	481,598	100.0	20,605	100.0	460,993
Costs of revenues
Cost of consulting services	132,573	27.5	8,451	41.0	124,122
Cost of products and equipment	138,816	28.8	2,816	13.7	136,000
Total costs of revenues	271,389	56.4	11,267	54.7	260,122
Gross profit	210,209	43.6	9,338	45.3	200,871
Operating expenses
General and administrative expenses	82,260	17.1	4,427	21.5	77,833
Selling and marketing expenses	51,713	10.7	5,092	24.7	46,621
Total operating expense	133,973	27.8	9,519	46.2	124,454
Income (loss) from operations	76,236	15.8	(181)	(0.9)	76,417
Other income (expense)
Interest expense	(998)	(0.2)	—	0.0	(998)
Total other income (expenses)	(998)	(0.2)	—	0.0	(998)
Net income (loss)	$75,238	15.6	$(181)	(0.9)	$75,419

Revenues

Total revenues were $481,598 for the three months ended September 30, 2014, compared to $20,605 for the three months ended September 30, 2013, an increase of $460,993. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. For the three months ended September 30, 2014, consulting services revenue was $312,010, or 64.8% of total revenue, compared to $16,900, or 82.0% of total revenues for the three months ended September 30, 2013. For the three months ended September 30, 2014, products and equipment revenue was $169,588, or 35.2% of total revenues, compared to $3,705, or 18.0% of total revenues for the three months ended September 30, 2013.

Table of Contents	15

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended September 30, 2014, our total costs of revenues were $271,389, or 56.4% of total revenues. This compares to total costs of revenues for the three months ended September 30, 2013 of $11,267, or 54.7% of total revenues. The increase in costs of revenues was primarily due to the increase in sales volume discussed above. As a percentage of total revenues, the slight increase was due to changes in product mix, as sales of products and equipment, which have a lower gross margin compared to consulting and advisory services, made up a higher percentage of revenues and costs of revenues during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, consulting related costs were $132,573, or 27.5% of total revenue, and costs associated with products and equipment were $138,816, or 28.8% of total revenue. For the three months ended September 30, 2013, consulting related costs were $8,451, or 41.0% of total revenue, and costs associated with products and equipment were $2,816, or 13.7% of total revenue.

Gross Profit

Gross profit was $210,209 for the three months ended September 30, 2014, as compared to $9,338 for the three months ended September 30, 2013. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. As a percentage of total revenues, gross profit was 43.6% for the three months ended September 30, 2014 and 45.3% for the three months ended September 30, 2013. This slight decrease was due to the three months ended September 30, 2014 having a higher proportion of total revenues from product and equipment sales as compared to consulting services, as product and equipment sales have a lower profit margin compared to revenues generated by consulting and advisory services.

Operating Expenses

Total operating expenses were $133,973, or 27.8% of total revenues for the three months ended September 30, 2014, compared to $9,519, or 46.2% of total revenues for the three months ended September 30, 2013. This increase was primarily due to the combined effect of the increase in business volume following our April 2013 commencement of business operations and higher professional fees driven by the Reverse Merger that became effective on September 29, 2014 as well as higher operating expenses associated with becoming an SEC registrant. Professional fees, which include legal, auditing and accounting expenses, were $48,538 for the three months ended September 30, 2014, or 36.2% of total operating expenses for the period.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2014 was expense of $998, comprised of interest expense that was primarily the result of $1,081 of convertible notes payable discount amortization during the period. There was no other income (expense) during the three months ended September 30, 2013.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended September 30, 2014 was net income of $75,238, or 15.6% of total revenues for the period, as compared to a net loss of $181, or 0.9% of total revenues for the three months ended September 30, 2013.

Table of Contents	16

Nine months ended September 30, 2014 compared to period of March 5, 2013 (date of inception) through September 30, 2013

The following table presents our consolidated operating results for the nine months ended September 30, 2014 compared to the period from inception (March 5, 2013) through September 30, 2013:

	Nine Months Ended September 30, 2013 (unaudited)	% of Total Revenues	March 5, 2013 (Inception) Through September 30, 2013 (unaudited)	% of Total Revenues	$ Change
Revenues
Consulting services	$439,414	71.0	$21,250	85.2	$418,164
Products and equipment	179,226	29.0	3,705	14.8	175,521
Total revenues	618,640	100.0	24,955	100.0	593,685
Costs of revenues
Cost of consulting services	207,462	33.5	9,026	36.2	198,436
Cost of products and equipment	147,833	23.9	2,866	11.5	144,967
Total costs of revenues	355,295	57.4	11,892	47.7	343,403
Gross profit	263,345	42.6	13,063	52.3	250,282
Operating expenses
General and administrative expenses	178,153	28.8	5,026	20.1	173,127
Selling and marketing expenses	99,230	16.0	6,363	25.5	92,867
Total operating expense	277,383	44.8	11,389	45.6	265,994
Income (loss) from operations	(14,038)	(2.3)	1,674	6.7	(15,712)
Other income (expense)
Interest expense	(1,259)	(0.2)	—	0.0	(1,259)
Total other income (expenses)	(1,259)	(0.2)	—	0.0	(1,259)
Net income (loss)	$(15,297)	(2.5)	$1,674	6.7	$(16,971)

Revenues

Total revenues were $618,640 for the nine months ended September 30, 2014, compared to $24,955 for the period from inception (March 5, 2013) through September 30, 2013, an increase of $593,685. This increase was primarily due to the combined effect of 63 additional days included in the 2014 period and the ongoing growth and maturation of our business following the inception of business operations in April 2013. For the nine months ended September 30, 2014, consulting services revenue accounted for 71.0% of total revenues for the period and sales of products and equipment accounted for 29.0% of total revenue. For the period from inception (March 5, 2013) through September 30, 2013, consulting services revenue accounted for 85.2% of total revenues and sales of products and equipment accounted for 14.8% of total revenues for the period. The increase of product and equipment sales revenue as a percentage of total revenues reflects the growth of this component of our business as our company has matured following its inception of operations in April 2013.

Table of Contents	17

Costs of Revenues

Cost of revenues consist primarily of labor, travel, and costs directly attributable to the providing of services or product. During the nine months ended September 30, 2014, our total costs of revenues were $355,295, or 57.4% of total revenues, as compared to $11,892, or 47.7% of total revenues, for the period from inception (March 5, 2013) through September 30, 2013. The $343,403 increase in total costs of revenues of was primarily a result of the increase in revenues as described above. The increase in costs of revenues as a percentage of total revenues was primarily due to the changes in the composition of our total revenue, as sales of products and equipment, which have a lower gross margin compared to consulting services, made up a higher percentage of revenues and costs of revenues during the nine months ended September 30, 2014 as compared to the period from inception (March 5, 2013) through September 30, 2013. For the nine months ended September 30, 2014, of total costs of revenues of $355,295, consulting related costs were $207,462 and costs associated with products and equipment were $147,833. For the period from March 5, 2013 through September 30, 2013, of total costs of revenues of $11,892, costs related to consulting and advisory services were $9,026 and the remaining $2,866 was associated with products and equipment.

Gross Profit

Gross profit was $263,345 for the nine months ended September 30, 2014, as compared to $13,063 for the period from inception (March 5, 2013) through September 30, 2013. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. As a percentage of total revenues, gross profit was 42.6% for the nine months ended September 30, 2014 and 52.3% for the period from inception (March 5, 2013) through September 30, 2013. This decrease was due to the nine months ended September 30, 2014 having a higher proportion of total revenues from product and equipment sales as compared to consulting services, as product and equipment sales have a lower profit margin compared to revenues generated by consulting and advisory services.

Operating Expenses

Total operating expenses were $277,383, or 44.8% of total revenues for the nine months ended September 30, 2014, as compared to $11,389, or 45.6% of total revenues for the period from inception (March 5, 2013) through September 30, 2013. This $265,994 increase reflects the combined effect of the 63 additional days in the 2014 period, the overall increase in business volume as our business has grown following our April 2013 commencement of operations and higher professional fees associated with the Reverse Merger and our resulting establishment as publicly traded company. For the nine months ended September 30, 2014, professional fees, including legal, auditing and accounting expenses, were $104,451, or 37.7% of total operating expenses, compared to $455, or 4.0% of total operating expenses for the period from inception (March 5, 2013) through September 30, 2013.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2014 was expense of $1,259, comprised of interest expense primarily due to $1,081 of convertible notes payable discount amortization during the period. There was no other income (expense) for the period from March 5, 2013 through September 30, 2013.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the nine months ended September 30, 2014 was net loss of $15,297, or 2.5% of total revenues for the period, as compared to net income of $1,674, or 6.7% of total revenues for the period from inception (March 5, 2013) through September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, our primary sources of liquidity were cash and cash equivalents of $157,258 and accounts receivable of $82,367. Additionally, as part of the Reverse Merger, we received net cash of $267,840 related to convertible notes payable that were issued for $395,000 prior to the Reverse Merger.

Table of Contents	18

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $248,937, consisting of net loss of $15,297, non-cash adjustments reconciling net income to net cash used in operating activities of $198,998 and a net use of cash of $34,642 from changes in operating assets and liabilities. The net non-cash adjustments of $198,998 were primarily due to the adjustment for recapitalization upon the Reverse Merger of $296,361, partially offset by cumulative amortization of the discount on convertible notes payable of $85,917, stock-based compensation of $10,947 and depreciation of $499. Changes in operating assets and liabilities, a net use of cash of $34,642, were the result of $168,000 used for deposits on inventory and an operating lease, an increase in accounts receivable of $81,117 due to increased business volume for both consulting and advisory services and product and equipment sales, an increase in inventory of $31,500 from purchases of product and equipment inventory to be sold, and an increase in prepaid expenses and other current assets of $21,632 primarily due to the cost of demo inventory placed during the period, partially offset by decreases in accrued and other current liabilities of $98,466 and accounts payable of $1,755.

For the period from inception (March 5, 2013) through September 30, 2013, net cash provided by operating activities was $7,286, which consisted of net income of $1,674, non-cash adjustments reconciling net income to net cash provided by operating activities of $340 (depreciation expense), and an increase in accrued and other current liabilities of $5,272, primarily reflecting payroll-related liabilities.

Investing Activities

Investing activities were a use of cash of $2,602 and $2,250 for the nine months ended September 30, 2014 and the period from March 5, 2013 through September 30, 2013, respectively. These uses of cash were due to purchases of property and equipment in support of our business operations.

Financing Activities

Net cash provided by financing activities was $391,200 for the nine months ended September 30, 2014. This was the result of the issuance of convertible notes payable for $395,000 and $200 of proceeds from the issuance of common stock, partially offset by $4,000 in distributions to owners. Short-term notes payable were also issued during the period for $35,000, but were fully satisfied upon issuance of the convertible notes payable, resulting in no net impact on cash flows for the period.

Financing activities provided $2,593 for the period from March 5, 2013 through September 30, 2013. This source of cash was due to investments from owners of $1,043, $800 received from the issuance of common stock, and $750 from transactions with directors.

We had cash and cash equivalents of $157,258 as of September 30, 2014. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months.

Off Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table of Contents	19

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the third quarter of 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Table of Contents	20

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please refer to the Form 8-K filed by the Company with the SEC on October 3, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

This list is intended to constitute the exhibit index.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Table of Contents	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date:	November 13, 2014	By:	/s/ Corey Hollister
Corey Hollister
Chief Executive Officer
(Prinicpal Executive Officer)

Date:	November 13, 2014	By:	/s/ Antonio Migliarese
Antonio Migliarese
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	22