Form 10-K
period 2014-12-31
American Cannabis Company, Inc.
filed 2015-04-13
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2014
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (I.R.S. Employer Identification No.)

3457 Ringsby Court, Unit 111 Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

(303) 974-4770
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of the Registrant as of June 30, 2014 was approximately $6,702,699.

On March 20, 2015, 44,393,750 shares of common stock, par value $0.00001, were outstanding.

Explanatory Note

Restatement of Previously Issued Consolidated Financial Statements

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Annual Report"), we are restating our previously issued consolidated financial statements and the related disclosures for the quarterly period ended June 30, 2014 and September 30, 2014. The restatement is the result of our corrections for the combined effect of financial statement errors attributable to the fair value assessment associated with the issuance of common shares to three employees during the quarter ended June 30, 2014, as well as certain other previously disclosed out-of-period adjustments and balance sheet reclassifications. We assessed the impact of these errors on our prior interim financial statements and concluded that the combined impact of these errors was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated including the Consolidated Balance Sheet as of December 30, 2014, the Consolidated Statements of Operations for the year ended December 31, 2014, the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2014, and the Consolidated Statement of Cash Flows for the year ended December 31, 2014. We have not amended our previously-filed Quarterly Reports on Form 10-Q for any period affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following section regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this annual report on Form 10-K reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Background

American Cannabis Company, Inc. and its subsidiary is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

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

Table of Contents	1

Industry and Regulatory Overview

As of December 31, 2014, 23 states and the District of Columbia allow their citizens to use medical cannabis through de-criminalization, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use; both the Colorado and Washington programs were operational as of December 31, 2014. These noted state laws are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S. Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

On December 11, 2014 the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs. As of March 9, 2015, in addition to the 23 states and the District of Columbia which had already passed legislation allowing citizens to use cannabis in some form, an additional 13 states had pending legislation or ballot measures to legalize medical cannabis.

Business Overview

We primarily operate within two divisions within the regulated cannabis industry: consulting and professional services and the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis. We do not hold any ownership interests, direct or indirect, in businesses which hold a license to produce and/or sell cannabis. We do not sell, cultivate, manufacture, or transact cannabis.

Consulting Services

We offer consulting services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

•	Cannabis Business Planning. Our commercial cannabis business planning services are structured to help those pursuing a cultivation operation, medicinal or recreational dispensary, or an infused-product manufacturing company to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis market and we have the expertise to help client businesses thrive.
•	Construction Management Services. We offer construction management as part of our Cannabis Business Planning service offerings. Our construction management staff has been in the construction industry for the last 30 years. This experience, coupled with our cannabis industry experience, allows our construction management team to assist our clients with projects of all sizes ranging from the build-out of multi-million projects to single facilities. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.
Table of Contents	2

•	Cannabis Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal guidelines.
•	Cannabis Regulatory Compliance. Based on our thorough understanding of regulated commercial cannabis laws nationwide, we can help client cultivation operations, retail dispensaries and/or commercial kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines. We can also work with clients to develop infused products and product packaging and labeling that complies with applicable regulations.
•	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis industry is developing rapidly with evolving laws and regulations, and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis industry while staying up-to-date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.
•	Cannabis Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices.
•	Cannabis Business Monitoring. The regulated commercial cannabis industry is constantly growing and shifting, and the ongoing monitoring of a cannabis business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully-integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry, including through The Trade Winds, our Group Purchasing Organization that enables customers to procure commonly used cultivation supplies at low prices associated with high volume purchases. Our major product offerings include the following:

•	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require child-proof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states. It is also tested and approved by the American Society for Testing and Supplies (“ASTM”). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. We have a patent pending for this product.
Table of Contents	3

•	The Cultivation Cube™. The Cultivation Cube is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to substantial yield and profit increases per square foot. The Cultivation Cube is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and set-up; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; (5) capable of being a component of a completely organic cultivation operation; and (6) is compatible with lean manufacturing principles and operations.
•	SoHum Living Soil™. The right soil is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement the highest quality soil to maximize quality and yields while simplifying the sourcing process. The SoHum medium is a fully amended organic soil that contains none of the artificial components found in other soils and requires no chemical additives to spur growth. It is a True Living Organic (“TLO”) growing medium that is biodynamic, developed to optimize the cannabis plants’ genetic potential. In cannabis cultivation, the term “biodynamic” applies to the understanding that soil directly impacts plant development and emphasizes an organic approach to growing that focuses on the micro life in the soil. The soil is perfectly balanced to prevent the improper mixture of nutrients, and it promotes strong terpenoid and flavonoid development to enhance the medicinal benefits of the resulting product. Compared with traditional soil and fertilizer growing programs, SoHum organic soil offers a number of valuable advantages, including: (1) consistent pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.
•	High Density Racking System. A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High Density Racking System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically to create multiple levels of space with which to grow plants. The High Density Racking System allows customers to increase yields without the need for financial and time outlays to create additional square footage.
•	The Trade Winds Group Purchasing Organization. A Group Purchasing Organization (“GPO”) creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO. Our GPO, The Trade Winds, provides clients with a comprehensive supply chain. The GPO gives customer businesses the opportunity for significant buying power with substantial savings over retail costs, and it concentrates all their needs into a single outlet to save them money as well as time. Our GPO offers a diverse array of commonly utilized product offerings across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused-products. Examples of products available through The Trade Winds include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies.

•	Automated Irrigation System. We offer an “Automated Irrigation System” as a scalable component to a grow operation or as part of a fully-integrated grow solution. Our “Automated Irrigation System” uses a gravity-based irrigation network that stems from a refillable water reservoir to the individual pots. The system prevents overwatering and operator error, and requires no power supplies, water pumps or timers. Designed to maximize crop yields while conserving water, the system is expandable to grow with the associated operation; pot modules and additional tanks can be easily added to the watering network. Our system offers a number of advantages over other irrigation products, including: (1) the delivery of the exact amount of water needed for the maximization of yields and quality; (2) the elimination of the need for daily monitoring of moisture levels; (3) the elimination of the need to manually water multiple times per week; (4) providing irrigation without the need for electricity; (4) the prevention of leaking, runoff or other water waste; (5) allowing for scalability to fit any grow operation and grow with it; and (6) the increase of plant growth.

Table of Contents	4

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions pass state-regulated programs.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2014, our research and development costs were $12,863. We did not have any research and development expense during the period from Inception (March 5, 2013) through December 31, 2013.

Backlog

Backlog represents the amount of revenue that we expect to derive in future periods from signed client contracts and product sales agreements. Our backlog as of December 31, 2014 was $1,655,340, of which $855,340 was attributable to consulting and service arrangements and product sales agreements for which revenue is not contingent on our meeting established metrics to recognize revenue, while $800,000 was based on arrangements with such contingencies. We had backlog of $260,309 as of December 31, 2013, of which $10,809 was based on arrangements without contingencies and $249,500 was based on arrangements with contingencies. Our contingencies are primarily related to our clients winning merit-based licenses to legally cultivate, produce, process, and/or distribute cannabis in states with newly regulated programs.

Significant Customers

For the year ended December 31, 2014, two customers individually accounted for 10% or more of the Company’s revenues: Organigram, Inc. and Minnesota Medical Solutions, LLC accounted for approximately 30% and 22% of revenues for the period, respectively. For the period from Inception (March 5, 2013) through December 31, 2013, three customers individually accounted for 10% or more of the Company’s revenues: Connecticut Pharmaceutical Connections, LLC, Andrew Levine and Medicinal Evolution, Inc. accounted for approximately 33%, 19% and 11% of revenues for the period, respectively.

On a geographical basis, all of our revenues from Inception (March 5, 2013) through December 31, 2014 have been generated in North America, including the United States and Canada. For the year ended December 31, 2014, approximately 70% and 30% of our total revenues for the period were generated from the United States and Canada, respectively. For the period from Inception (March 5, 2013) through December 31, 2013, approximately 94% and 6% of our total revenues for the period were generated from the United States and Canada, respectively.

Intellectual Property

As of December 31, 2014, we had a patent pending in the United States for The Satchel™, our child-proof container invented in response to meet state-mandated regulatory requirements. We may file for additional patent protection as we deem appropriate to protect new products. We also had trademark applications pending to protect our branding and logos. These pending applications included trademarks for American Cannabis Company (stylized and/or with design logo), American Cannabis Consulting (stylized and/or with design logo), the design and colors used in our leaf logo, the Cultivation Cube (stylized and/or with design logo), our slogan (“Growing the Next Frontier”), and two wordmarks and the logo associated with SoHum Living Soil™.

Table of Contents	5

Competition

Our competitors include professional services firms dedicated to the regulated cannabis industry as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States and Indian Country therein, Canada and Guam. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures.

Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by being well established in the industry, our experience and success to date, and continued expansion of service and product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2014, we had 10 full-time employees, all of whom were U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Denver, Colorado, where we lease office space under a contract with month-to-month terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	6

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTCQB. On October 10, 2014, we changed our ticker symbol from “BIMI” to “AMMJ”. As of December 31, 2014, there were 500 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2014	High	Low
Quarter ended December 31	$1.00	$0.49
Quarter ended September 30	$1.45	$0.65
Quarter ended June 30	$1.50	$0.11
Quarter ended March 31	$0.76	$0.05

2013	High	Low
Quarter ended December 31	$1.00	$0.08
Quarter ended September 30	$1.00	$0.21
Quarter ended June 30	$0.85	$0.00
Quarter ended March 31	$0.00	$0.00

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Table of Contents	7

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

The Company was incorporated in the State of Delaware on September 24, 2001 under the name “Naturewell, Inc.” On March 13, 2013, the Company completed a merger transaction whereby it acquired Brazil Interactive Media, Inc. (“BIMI”), a Brazilian interactive television company and television production company. The Company’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc. On May 15, 2014 the Company entered into an Agreement and Plan of Merger with Cannamerica Corp. (the “Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. doing business as American Cannabis Consulting (“American Cannabis Consulting”). The merger was completed on September 29, 2014, resulting in American Cannabis Consulting being merged with and into the Merger Sub (the “Reverse Merger”). The Company subsequently amended its Articles of Incorporation to change its name to “American Cannabis Company, Inc.” Upon the closing of the Reverse Merger, all of the Company’s officers and directors appointed designee officers and directors from American Cannabis Consulting and resigned. Consistent with the Merger Agreement, the Company consummated a complete divestiture of BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, the Company changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Table of Contents	8

Results of Operations

Year ended December 31, 2014 compared to period of March 5, 2013 (date of inception) through December 31, 2013

The following table presents our consolidated operating results for the year ended December 31, 2014 compared to the period from Inception (March 5, 2013) through December 31, 2013:

	Year Ended December 31, 2014	% of Revenues	March 5, 2013 (Inception) Through December 31, 2013	% of Revenues	$ Change
Revenues
Consulting services	$692,265	55.0	$70,273	93.3	$621,992
Products and equipment	566,747	45.0	5,063	6.7	561,684
Total revenues	1,259,012	100.0	75,336	100.0	1,183,676
Costs of revenues
Cost of consulting services	322,134	25.6	19,197	25.5	302,937
Cost of products and equipment	449,342	35.7	4,060	5.4	445,282
Total cost of revenues	771,476	61.3	23,257	30.9	748,219
Gross Profit	487,536	38.7	52,079	69.1	435,457
Operating expenses
General and administrative	3,675,313	291.9	13,530	18.0	3,661,783
Selling and marketing	190,164	15.1	19,608	26.0	170,556
Research and development	12,863	1.0	—	—	12,863
Total operating expenses	3,878,340	308.0	33,138	44.0	3,845,202
Income (loss) from operations	(3,390,804)	(269.3)	18,941	25.1	(3,409,745)
Other income (expense)
Gain on extinguishment of debt	35,000	2.8	—	—	35,000
Interest income (expense)	(263,388)	(20.9)	—	—	(263,388)
Total other income (expense)	(228,388)	(18.1)	—	—	(228,388)
Net income (loss) before income taxes	(3,619,192)	(287.5)	18,941	25.1	(3,638,133)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(3,619,192)	(287.5)	$18,941	25.1	$(3,638,133)

Revenues

Total revenues were $1,259,012 for the year ended December 31, 2014, compared to $75,336 for the period from Inception (March 5, 2013) through December 31, 2013, an increase of $1,183,676. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013, including further establishment of our products and equipment sales. For the year ended December 31, 2014, consulting services revenue was $692,265, or 55.0% of total revenue, compared to $70,273, or 93.3% of total revenues for the period from Inception (March 5, 2013) through December 31, 2013. For the year ended December 31, 2014, products and equipment revenue was $566,747, or 45.0% of total revenues, compared to $5,063, or 6.7% of total revenues for the period from Inception (March 5, 2013) through December 31, 2013.

To date, consulting services revenues have been driven in large part by work on state cannabis business license applications. We also commonly earn a bonus in the event that a client’s license application is approved. During the year ended December 31, 2014, we worked on 14 license applications, nine of which were approved, for a success rate of 64%. This was an improvement compared to the period from Inception (March 5, 2013) through December 31, 2013, during which we worked on four license applications, two of which were approved, for a success rate of 50%.

Table of Contents	9

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the year ended December 31, 2014, our total costs of revenues were $771,479, or 61.3% of total revenues. This compares to total costs of revenues for the period from Inception (March 5, 2013) through December 31, 2013 of $23,257, or 30.9% of total revenues. The increase in costs of revenues was primarily due to the increase in sales volume discussed above. As a percentage of total revenues, the increase was due to changes in product mix, as sales of products and equipment, which have a lower gross margin compared to consulting and advisory services, made up a higher percentage of revenues and costs of revenues during the year ended December 31, 2014 as compared to the period from Inception (March 5, 2013) through December 31, 2013. For the year ended December 31, 2014, consulting related costs were $322,134, or 25.6% of total revenue, and costs associated with products and equipment were $449,342, or 35.7% of total revenue. For the period from Inception (March 5, 2013) through December 31, 2013, consulting related costs were $19,197, or 25.5% of total revenue, and costs associated with products and equipment were $4,060, or 5.4% of total revenue.

Gross Profit

Gross profit was $487,536 for the year ended December 31, 2014, as compared to $52,079 for the period from Inception (March 5, 2013) through December 31, 2013. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. As a percentage of total revenues, gross profit was 38.7% for the year ended December 31, 2014 and 69.1% for the period from Inception (March 5, 2013) through December 31, 2013. This decrease was primarily due to the year ended December 31, 2014 having a higher proportion of total revenues from product and equipment sales as compared to consulting services, as product and equipment sales have a lower profit margin compared to revenues generated by consulting and advisory services.

Operating Expenses

Total operating expenses were $3,878,340, or 308.0% of total revenues for the year ended December 31, 2014, compared to $33,138, or 44.0% of total revenues for the period from Inception (March 5, 2013) through December 31, 2013, an increase of $3,845,202. Of this increase, $3,279,425 was due to stock-based compensation expense recorded during the period. Stock-based compensation expense reflected four grants for which the awards immediately vested. The remaining increase of $565,777 was primarily due to the combined effect of the increase in business volume following our April 2013 commencement of business operations, costs associated with increased headcount, higher professional fees driven by the Reverse Merger that became effective on September 29, 2014 as well as higher operating expenses associated with becoming an SEC registrant. Professional fees, which include legal, investor relations, auditing and accounting expenses, were $269,270 for the year ended December 31, 2014 compared to total professional fees of $5,011 for the period from Inception through December 31, 2013.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2014 was expense of $228,388, which was due to $263,215 of interest expense due to the amortization of the discount on our convertible notes payable, partially offset by a $35,000 gain on debt extinguishment related to short-term notes payable of $35,000 that were deemed fully satisfied as an aspect of the issuance of convertible notes payable. There was no other income (expense) during the period from Inception (March 5, 2013) through December 31, 2013.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the year ended December 31, 2014 or for the period from Inception (March 5, 2013) through December 31, 2013. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable.

Table of Contents	10

Net Income (Loss)

As a result of the factors discussed above, net income (loss) for the year ended December 31, 2014 was net loss of $3,619,192, or 287.5% of total revenues for the period, as compared to net income of $18,941, or 25.1% of total revenues for the period from Inception (March 5, 2013) through December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, our primary internal sources of liquidity were cash and cash equivalents of $165,213 and accounts receivable of $57,642. We also have the ability to raise additional capital as needed through external equity financing transactions. For the year ended December 31, 2014, the Company generated net operating cash flows of $74,113 despite generating a net loss of $3,619,192. The net loss was primarily due to non-cash expenses of $3,633,343 during the period, comprised of $3,320,328 of stock-based compensation, $263,215 of interest expense recorded upon conversion of our convertible notes payable, and $49,800 of expenses related to professional services compensated by the issuance of shares of common stock in lieu of cash. Due to these factors, and considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was $74,113, consisting of net loss of $3,619,192, non-cash adjustments reconciling net income (loss) to net cash provided by operating activities of $3,599,420 and a net source of cash of $93,885 from changes in operating assets and liabilities. The net non-cash adjustments of $3,599,420 were due to stock-based compensation expense of $3,320,328, amortization of the discount on convertible notes payable of $263,215, professional services of $49,800 that were funded by the issuance of common shares, and $1,077 of depreciation expense, partially offset by $35,000 of gain on extinguishment of debt. Changes in operating assets and liabilities, a net source of cash of $93,885, were the result of an increase in deferred revenue of $162,419, an increase in accrued and other current liabilities of $120,381 and an increase in accounts payable of $61,780, partially offset by $181,941 used for deposits on inventory and an operating lease, an increase in accounts receivable of $56,392 due to increased business volume for both consulting and advisory services and product and equipment sales, an increase in prepaid expenses and other current assets of $7,807 and an increase in inventory of $4,555 from products in-transit to customers.

For the period from Inception (March 5, 2013) through December 31, 2013, net cash provided by operating activities was $27,403, which consisted of net income of $18,941, non-cash adjustments reconciling net income to net cash provided by operating activities of $486 (depreciation expense), an increase in deferred revenue of $11,109, an increase in accrued and other current liabilities of $2,333 and an increase in accounts payable of $152, partially offset by an increase in prepaid expenses and other current assets of $4,368 and an increase in accounts receivable of $1,250.

Investing Activities

Investing activities were a source of cash of $42,453 for the year ended December 31, 2014. This was primarily the result of $90,181 of net cash received in connection with the reverse merger with Brazil Interactive Media Inc., which went effective on September 29, 2014 and resulted in our becoming a public company and SEC registrant. These funds represented the residual remaining balance of cash that Brazil Interactive Media, Inc. held after it raised $395,000 from convertible notes payable and paid down expenses. We also spent $47,728 on purchases of property and equipment during the period, which primarily reflects $40,051 of construction in progress costs related to the construction of a demonstration inventory unit.

For the period from Inception (March 5, 2013) through December 31, 2013, investing activities were a use of cash of $2,250, reflecting purchases of property and equipment.

Table of Contents	11

Financing Activities

Financing activities were a source of cash of $31,050 for the year ended December 31, 2014. This was primarily due to $35,000 raised upon issuance of short term notes payable and $50 received in connection with stock-based compensation; both transactions occurred prior to the reverse merger by which we became publicly traded as an SEC registrant. We also distributed $4,000 to stockholders during the period. For the period from Inception (March 5, 2013) through December 31, 2013, financing activities were a use of $7,556, as $11,362 distributed to owners was partially offset by $3,006 provided by directors and $800 of proceeds from the issuance of common shares.

We had cash and cash equivalents of $165,213 as of December 31, 2014.

Off Balance Sheet Arrangements

As of December 31, 2014 and December 31, 2013, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

We use Adjusted EBITA, a non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation and certain non-recurring expenses, which for the year ended December 31, 2014 were limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our company.

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

		March 5, 2013
	Year	(Inception)
	Ended	Through
	December 31, 2014	December 31, 2013
Adjusted EBITA Reconciliation:
Net income (loss)	$(3,619,192)	$18,941
Interest expense, net	263,388	—
Tax expense (benefit)	—	—
Stock-based compensation expense	3,320,328	—
Reverse merger-related expenses	105,542	—
Adjusted EBITA	$70,066	$18,941

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, our remaining convertible notes payable had a face value of $71,500 and discount of $46,949, for carrying amount of debt of $24,551. Should these notes remain unconverted, we will be obligated to pay the full $71,500 face value in 2016.

Under the terms of our agreement with the manufacturer of our exit packing product, the Satchel™ we were committed to the purchase of a total of 500,000 units at a price of $1.00. As of December 31, 2014, a total of 444,000 units had yet to be received, for a remaining purchase commitment of $444,000. As of the date of this report, the manufacturer has not met the delivery schedule established under the agreement, which represents a material breach of the agreement under its terms.

No other contractual obligations existed as of December 31, 2014, as we were party to only one operating lease (for our office space) that included month to month terms.

Table of Contents	12

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Restricted Cash

Restricted cash is recorded at cost, which approximates fair value. There was no restricted cash included in current assets on our consolidated balance sheets as of December 31, 2014 and December 31, 2013. Restricted cash previously related to remaining proceeds from a short-term note entered into on March 21, 2014 and fully satisfied on May 15, 2014 (see Note 7. “Convertible Notes Payable” of Item 8 “Financial Statements and Supplementary Data” to this form 10-K for further information).

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2014, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized. We did not hold any inventory as of December 31, 2013.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Table of Contents	13

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. We evaluate our accounts receivable periodically based on specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded; in theses cases, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2014 our allowance for doubtful accounts was $9,338 and there was no allowance for doubtful accounts as of December 31, 2013. We recorded bad debt expense of $9,338 during the year ended December 31, 2014, which is reflected as a component of general and administrative expenses on the consolidated statement of operations, and did not record any bad debt expense during the period from Inception (March 5, 2013) through December 31, 2013.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. As of December 31, 2014, the Company had capitalized $40,051 of costs associated with the construction of a demonstration inventory unit; this asset had yet to be placed into service as of December 31, 2014, and accordingly, no depreciation expense was recorded related to this asset during the year ended December 31, 2014. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2014 or 2013.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2014 or during the period from Inception (March 5, 2013) through December 31, 2013.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense over the life of the debt using the effective interest method.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic 605, Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, the related services are rendered or delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.

Table of Contents	14

We primarily generate revenues from professional services consulting agreements. These arrangements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, we require a prepayment or retainer prior to performing services.

Revenues from time-based engagements are recognized as we incur the hours.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. We review arrangements to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we estimate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013, no such losses have occurred. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We occasionally enter into arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Our arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”), or estimates of stand-alone selling prices. Revenues are recognized in accordance with our accounting policies for the elements as described above. The elements qualify for separation when the deliverables have value on a stand-alone basis and the value of the separate elements can be established by VSOE or an estimated selling price.

While assigning values and identifying separate elements requires judgment, selling prices of the separate elements are generally readily identifiable as we also sell those elements individually outside of a multiple services engagement. Contracts with multiple elements typically incorporate a fixed-fee or hourly pricing structure. Arrangements are typically terminable by either party upon sufficient notice and do not include provisions for refunds relating to services provided.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled revenue (a component of accounts receivable) or deferred revenue on our consolidated balance sheet. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled revenue.

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2014 and December 31, 2013.

Table of Contents	15

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred.

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2014, these costs were $29,858. There were no such costs during fiscal 2013.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the year ended December 31, 2014, stock-based compensation expense for restricted shares was $40,903. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2014, compensation expense for warrants was $146,551 and we had not granted any stock options as of that date. Compensation expense for common shares of stock is based on an assessment of fair value as of the grant date and is recognized over the vesting period, or if common shares immediately vest, is recognized in full upon the grant. There were no grants of any kind granted or outstanding during the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no stock-based compensation costs for the period.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2014, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Table of Contents	16

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Table of Contents	17

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Cannabis Company, Inc.

(formerly Brazil Interactive Media, Inc.)

Denver, Colorado

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (formerly Brazil Interactive Media, Inc.) and subsidiary company (collectively the “Company”) as of December 31, 2014, and the related consolidated statements of operations, movement in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from March 5, 2013 (Inception) to December 31, 2013 were audited by other auditors whose report dated July 23, 2013, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from March 5, 2013 (Inception) through December 31, 2013, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Cannabis Company, Inc. (formerly Brazil Interactive Media, Inc.) and subsidiary company as of December 31, 2014, and the results of their operations and their cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CUTLER & CO., LLC

Wheat Ridge, Colorado

April 13, 2014

9605 West 49thAve, Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

Table of Contents	18

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Hollister & Blacksmith, Inc.

dba American Cannabis Consulting:

We have audited the accompanying balance sheet of Hollister & Blacksmith, Inc. dba American Cannabis Consulting (“the Company”) as of December 31, 2013, and the related income statement, shareholders’ equity and cash flows for the period from Inception (March 5, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations, changes in shareholders’ equity and cash flows for the period from Inception (March 5, 2013) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

July 23, 2014

Table of Contents	19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$165,213	$17,597
Accounts receivable, net	57,642	1,250
Deposits	181,941	—
Inventory	4,555	—
Prepaid expenses and other current assets	12,325	4,368
Total current assets	421,676	23,215
Property and equipment, net	48,416	1,765
Total assets	$470,092	$24,980
Liabliities and stockholders' equity
Current liabilities
Accounts payable	$62,136	$152
Deferred revenue	173,528	11,109
Convertible note, net of discount	24,551	—
Accrued and other current liabilities	125,518	5,340
Total current liabilities	385,733	16,601
Total liabilities	385,733	16,601
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,518,750 and 25,368,502 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	446	254
Additional paid-in capital	3,699,526	546
Retained earnings (accumulated deficit)	(3,615,613)	7,579
Total stockholders’ equity	84,359	8,379
Total liabilities and stockholders’ equity	$470,092	$24,980

The accompanying notes are an integral part of these audited consolidated financial statements

Table of Contents	20

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		March 5, 2013
		(Inception)
	Year Ended	Though
	December 31, 2014	December 31, 2013
Revenues
Consulting services	$692,265	$70,273
Products and equipment	566,747	5,063
Total revenues	1,259,012	75,336
Costs of revenues
Cost of consulting services	322,134	19,197
Cost of products and equipment	449,342	4,060
Total cost of revenues	771,476	23,257
Gross Profit	487,536	52,079
Operating expenses
General and administrative	3,675,313	13,530
Selling and marketing	190,164	19,608
Research and development	12,863	—
Total operating expenses	3,878,340	33,138
Income (loss) from operations	(3,390,804)	18,941
Other income (expense)
Gain on extinguishment of debt	35,000	—
Interest income (expense)	(263,388)	—
Total other income (expense)	(228,388)	—
Net income (loss) before income taxes	(3,619,192)	18,941
Income tax expense (benefit)	—	—
Net income (loss)	$(3,619,192)	$18,941
Basic and diluted net income (loss) per common share	$(0.11)	$0.00*
Basic and diluted weighted average common shares outstanding	32,545,546	25,368,502
*denotes net income of less than $0.01 per common share.

The accompanying notes are an integral part of these audited consolidated financial statements

Table of Contents	21

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

			Common				Retained	Total
	Preferred Stock		Stock Shares	Common Stock		Additional Paid-In	Earnings (Accumulated	Stockholders’ Equity
	Shares	Amount	Issuable	Shares (1)	Amount(1)	Deficit)	Deficit)	(Deficit)
Balance at March 5, 2013 (Inception)	—	$—	—	—	$—	$—	$—	$—
Founders shares issued on incorporation	—	—	—	25,368,502	254	546	—	800
Net income (loss) for the period	—	—	—	—	—	—	18,941	18,941
Distribution to stockholders	—	—	—	—	—	—	(11,362)	(11,362)
Balance at December 31, 2013	—	—	—	25,368,502	254	546	7,579	8,379
Distribution to stockholders	—	—	—	—	—	—	(4,000)	(4,000)
Stock-based compensation granted prior to Reverse Merger	—	—	—	6,342,126	64	3,133,009	—	3,133,073
Recapitalization upon Reverse Merger	—	—	—	8,714,372	87	5,258	—	5,345
Stock-based compensation – restricted shares	—	—	—	—	—	40,903	—	40,903
Stock-based compensation – warrants	—	—	—	—	—	146,551	—	146,551
Common Shares issuable for services to related party	—	—	30,000	—	—	18,300	—	18,300
Common shares issued for services	—	—	—	50,000	1	31,499	—	31,500
Conversion of convertible notes payable into common shares	—	—	—	4,043,750	40	323,460	—	323,500
Net income (loss) for the year	—	—	—	—	—	—	(3,619,192)	(3,619,192)
Balance at December 31, 2014	—	$—	30,000	44,518,750	$446	$3,699,526	$(3,615,613)	$84,359

(1) As retrospectively restated for the 1: 3,171.0628 forward spilt effective September 29, 2014

The accompanying notes are an integral part of these audited consolidated financial statements

Table of Contents	22

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		March 5, 2013
		(Inception)
	Year Ended	Through
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$(3,619,192)	$18,941
Adustments to reconcile net income (loss) to operating cash to net cash provided by operating activities:
Depreciation	1,077	486
Amortization of discount on convertible notes payable	263,215	—
Stock-based compensation to employees	3,320,328	—
Stock-based compensation to service providers	49,800	—
Gain on extinguishment of debt	(35,000)	—
Changes in operating assets and liabilities
Accounts receivable	(56,392)	(1,250)
Deposits	(181,941)	—
Inventory	(4,555)	—
Prepaid expenses and other current assets	(7,807)	(4,368)
Deferred revenue	162,419	11,109
Accrued and other current liabilities	120,381	2,333
Accounts payable	61,780	152
Net cash provided by (used in) operating activities	74,113	27,403
Cash flows from investing activities:
Cash assumed from Brazil Interactive Media, Inc., net of expenses	90,181	—
Purchases of property and equipment	(47,728)	(2,250)
Net cash provided by (used in) investing activities	42,453	(2,250)
Cash flows from financing activities:
Proceeds from issuance of common shares to founders	—	800
Distributions to stockholders	(4,000)	(11,362)
Proceeds from stock-based compensation	50	—
Proceeds from short-term notes payable	35,000	—
Due to directors	—	3,006
Net cash provided by (used in) financing activities	31,050	(7,556)
Net increase in cash and cash equivalents	147,616	17,597
Cash and cash equivalents at beginning of period	17,597	—
Cash and cash equivalents at end of period	165,213	17,597
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$261	$—
Cash paid (received) during the period for income taxes, net	$—	$—
Supplemental disclosure of non-cash transactions
Convertible notes payable assumed from Brazil Interactive Media, Inc., net of accumulated discount amortization	$(84,836)	$—

The accompanying notes are an integral part of these audited financial statements

Table of Contents	23

AMERICAN CANNABIS COMPANY, INC. AND SUBISIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, designs industry-specific products and facilities, and manages a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”.

American Cannabis Company, Inc. was incorporated in the State of Delaware on September 24, 2001 under the name Naturewell, Inc. to develop and market clinical diagnostic products using immunology and molecular biologic technologies.

On March 13, 2013, Naturewell, Inc. completed a merger transaction whereby it acquired 100% of the issued and outstanding share capital of Brazil Interactive Media, Inc. (“BIMI”), which operated as a Brazilian interactive television company and television production company through its wholly owned Brazilian subsidiary company EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”). Naturewell’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc.

On May 15, 2014, BIMI entered into a merger agreement (“the Merger Agreement”) to acquire 100% of the issued and outstanding American Cannabis Consulting while simultaneously disposing of 100% of the issued share capital EsoTV (“the Separation Agreement”). Both the merger with American Cannabis Consulting and disposal of EsoTV were completed on September 29, 2014. BIMI subsequently amended its Articles of Incorporation to change its name to American Cannabis Company, Inc. On October 10, 2014, American Cannabis Company, Inc changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Immediately following the completion of the Merger Agreement, former shareholders of American Cannabis Consulting owned 31,710,628 shares of American Cannabis Company, Inc.’s common stock representing 78.44% of American Cannabis Company, Inc.’s issued and outstanding share capital. Accordingly, American Cannabis Consulting was deemed to have been the accounting acquirer in a Reverse Merger which resulted in a recapitalization of the Company. Consequently, the Company’s consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) from September 29, 2014 to December 31, 2014.

See Note 14. “Stockholders’ Equity” for further information regarding the accounting related to the Reverse Merger.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has elected a fiscal year ending on December 31.

Consolidation

The Company’s consolidated financial statements include the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) from September 29, 2014 to December 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	24

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Restricted Cash

Restricted cash is recorded at cost, which approximates fair value. There was no restricted cash included in current assets on our consolidated balance sheets as of December 31, 2014 and December 31, 2013. Restricted cash previously related to remaining proceeds from a short-term note entered into on March 21, 2014 and fully satisfied on May 15, 2014 (see Note 7. Convertible Notes Payable).

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized. The Company did not hold any inventory as of December 31, 2013.

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

Table of Contents	25

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2014 the Company’s allowance for doubtful accounts was $9,338 and there was no allowance for doubtful accounts as of December 31, 2013. The Company recorded bad debt expense of $9,338 during the year ended December 31, 2014, which is reflected as a component of general and administrative expenses on the consolidated statement of operations, and did not record any bad debt expense during the period from Inception (March 5, 2013) through December 31, 2013.

Significant Clients and Customers

For the year ended December 31, 2014, two customers individually accounted for 10% or more of the Company’s revenues: Organigram, Inc. and Minnesota Medical Solutions, LLC accounted for approximately 30% and 22% of revenues for the year, respectively. For the period from Inception (March 5, 2013) through December 31, 2013, three customers individually accounted for 10% or more of the Company’s revenues: Connecticut Pharmaceutical Connections, LLC, Andrew Levine and Medicinal Evolution, Inc. accounted for approximately 33%, 19% and 11% of revenues for the period, respectively.

As of December 31, 2014, three customers accounted for 10% or more of the Company’s accounts receivable balance: Clare Court, LLC, HW Wellness and The Grove Wellness Center accounted for approximately 58%, 19% and 11% of the accounts receivable balance, respectively. As of December 31, 2013, one client, Organigram, Inc., represented 100% of its gross accounts receivable balance of $1,250.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service. As of December 31, 2014, the Company had capitalized $40,051 of costs associated with the construction of a demonstration inventory unit; this asset had yet to be placed into service as of December 31, 2014, and accordingly, no depreciation expense was recorded related to this asset during the year ended December 31, 2014. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company had not capitalized any interest as of December 31, 2014 and 2013.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the year ended December 31, 2014 or from the period from Inception (March 5, 2013) through December 31, 2013.

Table of Contents	26

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

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

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

The Company occasionally enters into arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

The Company’s arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”), or estimates of stand-alone selling prices. Revenues are recognized in accordance with the Company’s accounting policies for the elements as described above. The elements qualify for separation when the deliverables have value on a stand-alone basis and the value of the separate elements can be established by VSOE or an estimated selling price.

While assigning values and identifying separate elements requires judgment, selling prices of the separate elements are generally readily identifiable as the Company also sells those elements individually outside of a multiple services engagement. Contracts with multiple elements typically incorporate a fixed-fee or hourly pricing structure. Arrangements are typically terminable by either party upon sufficient notice and do not include provisions for refunds relating to services provided.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled revenue (a component of accounts receivable) or deferred revenue on the consolidated balance sheet. Revenues recognized for services performed but not yet billed to clients are recorded as unbilled revenue.

Table of Contents	27

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2014 and 2013.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2014, these costs were $29,858. There were no such costs during fiscal 2013.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the year ended December 31, 2014, stock-based compensation expense for restricted shares was $40,903. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the year ended December 31, 2014, compensation expense for warrants was $146,551 and no stock options had been granted at that date. Compensation expense for common shares of stock is based on an assessment of fair value as of the grant date and is recognized over the vesting period, or if the common shares immediately vest, is recognized in full upon the grant. There were no grants of any kind during or outstanding for the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no stock-based compensation costs for the period.

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2014, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Table of Contents	28

Net Income (Loss) Per Common Share

The Company reports net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

See Note 10. Related Party Transactions for associated disclosures.

Reclassifications

Certain financial statement reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Table of Contents	29

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). By incorporating and expanding upon certain principles that are currently in U.S. auditing standards, ASU 2014-15 requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern . Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not elected to early adopt the provisions of ASU 2014-15, and accordingly, the requirements of ASU 2014-15 will apply beginning with the year ended December 31, 2017. The Company is currently evaluating the effects, if any, that the application of ASU 2014-15 will have on disclosures associated with its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard becomes effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its consolidated financial statements and related disclosures.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following:

	December 31,	December 31,
	2014	2013
Gross accounts receivable	$66,980	$1,250
Less: allowance for doubtful accounts	(9,338)	—
Accounts receivable, net	$57,642	$1,250

The Company had $9,338 and no bad debt expense, respectively, during the years ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013.

Note 4. Deposits

Deposits was comprised of the following as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Inventory deposits	$179,941	$—
Operating lease deposits	2,000	—
Deposits	$181,941	$—

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Table of Contents	30

Note 5. Inventory

Inventory as of December 31, 2014 of $4,555 was fully comprised of finished goods in-transit to customers. There was no inventory as of December 31, 2013.

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following

	December 31,	December 31,
	2014	2013
Office equipment	$5,742	$2,250
Furniture and fixtures	2,935	—
Machinery and equipment	1,250	—
Construction in progress	40,051	—
Property and equipment, gross	49,978	2,250
Less: accumulated depreciation	(1,562)	(485)
Property and equipment, net	$48,416	$1,765

The Company recorded depreciation expense of $1,077 during the year ended December 31, 2014 and $485 during the period from Inception (March 5, 2013) through December 31, 2013. As of December 31, 2014, construction in progress of $40,051 reflects costs incurred during the construction of a demonstration inventory unit. The underlying asset had not been placed into service as of December 31, 2014, and accordingly, no depreciation expense has been recognized related to this asset during the year ended December 31, 2014.

Note 7. Convertible Notes Payable

On April 24, 2014, Brazil Interactive Media, Inc. issued convertible notes payable in the total amount of $395,000. The convertible notes payable have a maturity date of April 24, 2016, pay zero interest, and are convertible until maturity at the holders’ discretion into shares of Brazil Interactive Media, Inc., now American Cannabis Company, Inc., common stock at $0.08 per share. Brazil Interactive Media, Inc.’s share price on April 24, 2014 was $0.24 and accordingly, the intrinsic value of the beneficial conversion feature attached to these convertible notes payable was $590,000. However, as the amount of debt discount to be recognized cannot exceed the face value of the convertible notes payable, the convertible notes payable were discounted by the maximum permissible amount of $395,000 due to the intrinsic value of the beneficial conversion option.

During the period from April 24, 2014 through the effective date of the Reverse Merger, September 29, 2014, no convertible notes payable were converted into shares of Brazil Interactive Media, Inc. common stock and $84,836 debt discount was amortized during the period. Accordingly as at the effective date of the Reverse Merger, September 29, 2014, a total of $395,000 of convertible notes payable and unamortized debt discount of $310,164 was recognized in the Company’s consolidated financial statements.

During the period from September 29, 2014 to December 31, 2014, $323,500 of the convertible notes payable were converted into 4,043,750 shares of common stock and $263,215 of debt discounted was amortized in the period. The balance of unamortized debt discount outstanding in respect of convertible notes payable that converted into shares of American Cannabis Company, Inc. common stock was amortized in full at the date of conversion.

As of December 31, 2014, the remaining convertible notes payable had a $71,500 face value and a discount of $46,949, for a net carrying value of $24,551 that is reflected on the Company’s consolidated balance sheet as Convertible notes payable, net. The convertible notes payable are convertible into 893,750 shares of American Cannabis Company, Inc. common stock.

Table of Contents	31

On May 15, 2014, as a result of the issuance of the convertible notes payable, a secured promissory note that American Cannabis Consulting had originally entered into on March 21, 2014 was deemed to be fully satisfied. This secured promissory note had a principal amount of $35,000 and an interest rate of 5% per annum. The Company recorded interest expense related to this note of $261 during the year ended December 31, 2014. The Company recorded a gain on debt extinguishment of $35,000 during the year ended December 31, 2014.

The Company recorded depreciation expense of $1,077 during the year ended December 31, 2014 and $485 during the period from inception (March 5, 2013) through December 31, 2013.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,	December 31,
	2014	2013
Accrued legal fees	$101,509	$1,654
Accrued payroll liabilities	11,522	—
Accrued accounting fees	5,000	636
Due to directors	1,999	3,006
Other	5,488	44
Accrued and other current liabilities	$125,518	$5,340

Note 9. Net Income (Loss) per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

		March 5, 2013
	Year Ended	(Inception) Through
	December 31, 2014	December 31, 2013
Net income (loss)	$(3,619,192)	$18,941
Weighted average shares used for basic net income (loss) per common share	32,545,546	25,368,502
Incremental diluted shares	—	—
Weighted average shares used for diluted net income (loss) per common share	32,545,546	25,368,502
Net income (loss) per common share:
Basic	$(0.11)	$0.00 *
Diluted	$(0.11)	$0.00 *

*denotes net income of less than $0.01 per common share.

As a result of the net loss for the year, the Company excluded a weighted average of 681,569 shares from its calculation of diluted net loss per common share for the year ended December 31, 2014 because their effect would have been antidilutive. These shares were comprised of 38,225 shares of restricted stock, 26,289 of warrants and 617,055 of share equivalents associated with convertible notes payable. No potentially dilutive shares were issued or outstanding during 2013.

Note 10. Related Party Transactions

From time to time, the Company purchases inventory and equipment from Baroud Development Group, in which Anthony Baroud, the Company’s Chief Technology Officer and a Director of the Company, is an owner. During the year ended December 31, 2014, total such purchases were $40,715. No such transactions occurred during 2013.

Table of Contents	32

During the year ended December 31, 2014, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith. During the period from March 5, 2013 through December 31, 2013, the Company distributed a total of $11,362 to the same stockholders.

During the year ended December 31, 2014, the Company incurred $48,527 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, is a partner. Of this balance, $30,227 was payable in cash and 30,000 shares of the Company’s common stock, valued at $18,300, was issuable as of December 31, 2014.

Note 11. Commitments and Contingencies

Under the terms of the Company’s agreement with the manufacturer of its exit packing product, the SatchelTM, the Company is committed to the purchase of a total of 500,000 units at a price per unit of $1.00. As of December 31, 2014, a total of 444,000 units had yet to be received, for a remaining purchase commitment of $444,000. As of the date of this report, the manufacturer has not met the delivery schedule established under the agreement, which represents a material breach of the agreement under its terms.

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services. The Company is not currently a party to any pending legal proceedings.

Note 12. Stock-based Compensation

During the year ended December 31, 2014, the Company recorded a total of $3,320,328 of stock-based compensation expense, which was the result of the following activity:

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 150,000 restricted shares granted as of December 31, 2014. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share award activity during the year ended December 31, 2014:

Weighted Average
	Common Stock	Grant Date
	Restricted Shares	Fair Value
Outstanding unvested at December 31, 2013	—	$—
Granted	150,000	0.94
Vested restricted shares	—	—
Forfeited	—	—
Outstanding unvested at December 31, 2014	150,000	$0.94

During the year ended December 31, 2014, the Company granted 150,000 restricted shares that vest one year from issuance and recognized $40,903 in associated stock-based compensation expense, which is reflected on the consolidated statement of operations for the period as a component of cost of consulting services. The Company had no restricted share activity during 2013 and no restricted share outstanding as of December 31, 2013.

Unrecognized stock-based compensation expense related to outstanding unvested restricted shares as of December 31, 2014 is expected to be recognized over a weighted average period of 0.8 years, as follows:

Table of Contents	33

Future Stock-Based Compensation Expense
(Restricted Shares)
2015	$100,597
Thereafter	—
Total	$100,597

Warrants

In connection with his appointment to the Company’s board of directors, the Company granted its independent board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants as of the grant date. Assumptions used in this calculation for the warrant award to purchase 250,000 shares of common stock include expected volatility of 160.7%, based on an average of historical data of the Company’s stock price and the stock prices of three comparable companies that are also included in the marijuana index, a risk-free rate of 1.62%, based on U.S. Treasury yields as published by the Federal Reserve, a dividend yield of 0.0%, as the Company has not historically paid dividends nor does it have any plans to do so in the foreseeable future, and an expected term of five years. The grant date fair value of the warrants, as calculated based on these assumptions, was $0.59 per share.

The following table summarizes the Company’s warrant award activity during the year ended December 31, 2014:

	Common Stock	Weighted Average Grant Date
	Warrants	Fair Value
Outstanding at December 31, 2013	—	$—
Granted	250,000	0.59
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2014	250,000	$0.59
Vested at December 31, 2014	250,000	$0.59
Unvested at December 31, 2014	—	$—

Compensation expense associated with the 250,000 warrants issued during the year ended December 31, 2014 was $146,551 for the year ended December 31, 2014 and is reflected on the consolidated statement of operations as a component of general and administrative expenses. No warrants were issued or outstanding during 2013, and accordingly, there was no compensation expense associated with warrants for the period from Inception (March 5, 2013) through December 31, 2013.

As of December 31, 2014, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of December 31, 2014, the warrants had 4.9 years remaining until expiration.

Stock Options

In addition to the warrant issued as described above, Mr. Keber shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As these stock options were not granted as of December 31, 2014, no expense in relation to these options was recognized in the year ended December 31, 2014.

Table of Contents	34

Employee Shares Issued Prior to Reverse Merger

On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its then Hollister & Blacksmith, Inc. common shares to three employees for $200. The Company collected the purchase price for 500 of these shares from two employees; full value and consideration has not been received for the remaining 1,500 shares. Because this transaction occurred after the signature of a letter of intent and shortly prior to the announcement of the Reverse Merger on May 15, 2014, the Company based its determination of the fair value of this grant on the 3,171.0628 to 1 share exchange that the Reverse Merger would effect. Accordingly, the Company recorded stock-based compensation for the three grants of $3,132,874 in the fourth quarter of 2014, which is reflected within general and administrative expenses on the consolidated statement of operations. The Company changed its assessment of fair value associated with this grant during the fourth quarter of 2014; during the second quarter of 2014, the grant was recorded based on the price charged to the employee, which in turn was based on an estimate of the fair value of common shares of Hollister & Blacksmith, Inc. without considering the impact of the Reverse Merger.

Note 13. Income Taxes

As part of the Reverse Merger, the Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, the Company was only subject to income taxes for a portion of the year ended December 31, 2014 and was not subject to income taxes during the period from Inception (March 5, 2013) through December 31, 2013.

The following table displays a reconciliation from the U.S. statutory rate of 39% to the effective tax rate and the provision for (benefit from) income taxes for the year ended December 31, 2014:

December 31,
2014
Income tax benefit at U.S. statutory rate	$(1,387,881)
State and local income tax benefit	(161,766)
Stock-based compensation expense	1,448,659
Bad debt expense	4,074
Non-deductible expenses	1,461
Benefit from income taxes at effective rate, pre-valuation allowance	$(98,453)
Valuation allowance	98,453
Benefit from income taxes	$—

Due to cumulative net losses since the change in our corporate status to a C-Corporation, the Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2014. As of December 31, 2014, the carrying value of the Company’s deferred tax assets was zero due to the valuation allowance. Federal and state net operating loss carryforwards of $98,453 as of December 31, 2014 expire in 2034.

Table of Contents	35

Note 14. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value.

No shares of preferred stock were issued and outstanding during the year ended December 31, 2014 or the period from Inception (March 5, 2013) to December 31, 2013.

Common Stock

In connection with the September 29, 2014 Reverse Merger as described in Note 1. “Description of the Business”, American Cannabis Consulting was deemed to have been the accounting acquirer in accordance with U.S. GAAP. Consequently, the Company’s consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) from September 29, 2014 to December 31, 2014.

As a reverse triangular merger, the Reverse Merger resulted in a recapitalization of American Cannabis Company, Inc. (formerly BIMI). This recapitalization included retrospective restatement of all stock issuance by American Cannabis Consulting from Inception (March 5, 2013), whereby the issued and outstanding shares of American Cannabis Consulting common stock were retrospectively restated for a 1:3,171.0628 forward share split to recognize the exchange ratio associated with the Reverse Merger, and for the change in the par value of shares issued in connection with the Reverse Merger.

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

On March 5, 2013, American Cannabis Consulting sold 23,368,502 shares of its common stock to its Founders for cash consideration of $800.

On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its Hollister & Blacksmith, Inc. common stock to employees in exchange for $200. As a result of the 3,171.0628 to 1 exchange ratio associated with the Reverse Merger, these shares converted into 6,342,126 shares of Brazil Interactive Media, Inc. The Company recognized the net grant date fair value of the shares of $3,133,073 in equity as increases to common stock and additional paid-in capital of $64 and $3,133,009, respectively.

On the date of the Reverse Merger, an additional 8,714,372 shares were recorded as being issued to the existing shareholders of BIMI, and accordingly, $87 of common stock was recorded (8,714,372 shares issued multiplied by the $0.00001 par value) and additional paid-in capital of $5,258 was recorded, reflecting the net assets assumed from BIMI in connection with the Reverse Merger.

During the year ended December 31, 2014:

•	Stock-based compensation associated with 150,000 restricted share grants to employees resulted in an increase to additional paid-in capital of $40,903,
•	Stock-based compensation associated with 250,000 warrants issued to a director resulted in an increase to additional paid-in capital of $146,551,
•	50,000 shares of common stock, valued at $31,500, were issued as compensation for professional services settled in stock in lieu of cash,
•	30,000 shares of common stock, valued at $18,300, were issuable to an accounting firm in which the Company’s Chief Financial Officer is a partner as compensation for professional services to be settled in stock in lieu of cash, and
•	4,043,750 shares of common stock were issued in settlement of convertible notes payable totaling $323,500, which resulted in an increase to common stock of $40 (4,043,750 shares issued multiplied by the par value of $0.00001) and an increase to additional paid-in capital of $323,460.

Table of Contents	36

As a result of the transactions described above, as of December 31, 2014, there were 44,518,750 shares of our common stock issued and outstanding and the balances of common stock and additional paid-in capital were $446 and $3,699,526, respectively.

As of December 31, 2013, the Company had 25,368,502 common shares issued and outstanding.

Note 15. Reportable Segments

The Company operates in one segment, in the regulated cannabis industry, as a provider of professional consulting services, products and equipment.

Note 16. Subsequent Events

During the first quarter of 2015, the Company agreed to issue 833,333 shares to a private investor at $0.30 per share, for total proceeds of $250,000. Also during the first quarter of 2015, 125,000 shares of previously issued common stock were rescinded and canceled.

SUPPLEMENTARY DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Table of Contents	37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2015, the Company notified Bongiovanni & Associates, PA ("Bongiovanni"), its independent registered public accounting firm, that it was dismissing Bongiovanni as its independent registered public accounting firm, effective as of that date. During the period from Inception (March 5, 2013) through December 31, 2013 and subsequent interim period through February 12, 2015, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Bongiovanni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bongiovanni, would have caused Bongiovanni to make reference on the subject matter of the disagreements in its reports. Also on February 12, 2015, the Company engaged Cutler & Co., LLC ("Cutler”) as its new independent registered public accounting firm for the fiscal year ending December 31, 2014. Cutler will also conduct reviews of the Company’s unaudited quarterly financial statements on an ongoing basis thereafter.

ITEM 9A. CONTROLS AND PROCEDURES

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of December 31, 2014, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

Table of Contents	38

The Company will continually enhance and test its internal controls over financial reporting on a continuing basis. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	39

 PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2014.

Name	Principal Occupation	Age	Director Since
Corey Hollister	CEO & Chairman of the Board, American Cannabis Company, Inc.	39	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	38	2014
Anthony Baroud	Chief Technology Officer, American Cannabis Company, Inc.	51	2014
Vincent “Tripp” Keber	Chief Executive Officer, Dixie Brands, Inc.	46	2014

Corey Hollister has served as our Chief Executive Officer (CEO) and as a director since May 2014. In March 2013, Mr. Hollister co-founded American Cannabis Company, Inc. (“ACC”), and from March 2013 to May 2014, Mr. Hollister served as a Managing Director of ACC. From September 2009 to July 2013, Mr. Hollister co-owned and was director of Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center. From September 2009 to June 2010, Mr. Hollister served as the Director of Operations of Colorado Kind Care LLC, where he oversaw all aspects of operations, including legal, accounting, regulatory compliance, seed-to-sale tracking, security, staff management and production. From October 2007 to September 2009, Mr. Hollister owned and operated Built-to-Last Fitness, a private health and wellness company focused on exercise and nutritional guidance for individuals, companies and schools. Prior to this, Mr. Hollister was based in Boston, MA and worked in Marketing and Advertising. Our Board believes Mr. Hollister’s qualifications to serve as an executive of the Company and as a member of our Board include his past success in founding and operating businesses, his leadership and corporate management experience, and his unique experience in Colorado and across the country advising clients in emerging medical cannabis markets.

Ellis Smith From June 2014 to the present, Ellis Smith has served as our Chief Development Officer since June 2014 and as a director since September 2014. In March 2013, Mr. Smith co-founded ACC, and from March 2013 to May 2014, Mr. Smith served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Smith co-owned Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center, where he was responsible for managing the operations and protocols supporting the growth and production of medical marijuana. From 2008 to 2010, Mr. Smith founded and operated The Happy Camper Organics Inc., a medical marijuana company focused on the growth of wholesale cannabis for sale to medical marijuana businesses. From 2005 to 2010, Mr. Smith founded and operated Bluebird Productions, a video production company. Mr. Smith has been published and recognized for his horticultural experience and organic gardening in the cannabis industry, and he is known for assisting in identifying the Hemp Russet Mite and working with SKUNK magazine to educate the industry. Our Board believes Mr. Smith’s qualifications to serve as an executive of the Company and as a member of our Board include his past success in founding and operating businesses, his unique experience in horticultural and organic gardening, and his recognized qualifications in the emerging medical cannabis markets.

Anthony Baroud has served as our Chief Technology Officer since June 2014 and as a director since September 2014. In August 2005, Mr. Baroud founded Baroud Development Group, LLC, an umbrella organization of construction and real estate development companies serving the Illinois market, where he directed the operations of all its companies. Mr. Baroud has also founded and served as an equity partner of several businesses focused on the provision of renewable energy solutions, and is a member of the Chicago Sustainable Business Alliance. We believe that Mr. Baroud’s qualifications to serve as a member of our Board include his past success as an entrepreneur, and in the areas of product development, applied technology and operations.

Table of Contents	40

Vincent “Tripp” Keber has served as a member of our board of directors since November 2014. Mr. Keber is a co-founder and Chief Executive Officer of Dixie Elixirs & Edibles, a Colorado licensed medical marijuana infused products manufacturer. He is a founding director of the National Cannabis Industry Association, and, since 2013, has served as a director of the Marijuana Policy Project. He is also an advisory board member of the Medical Marijuana Industry Group in Colorado. In his current role as CEO of Dixie, Mr. Keber is responsible for the overall strategy, licensing, marketing, branding and expansion efforts related to the Dixie brand, both domestically and internationally. Mr. Keber has been featured on CBS’s 60 Minutes and CNBC. Since June 2014, Mr. Keber has also served as a Director of MassRoots, Inc. Prior to joining Dixie, Mr. Keber served as Chief Operating Officer for Bella Terra Resort Development Company, and EVP of Business Development for Sagebrush Realty Development. Mr. Keber has a Bachelor of Science in Political Science from Villanova University. Mr. Keber is involved in several charitable organizations located within the Aspen and Denver communities, and assists in the research and development of cannabis support for veterans suffering from post-traumatic stress disorder. Mr. Keber was selected to serve as a director because of his extensive experience, knowledge and leadership in the legal cannabis industry, as well as his success as a business leader and entrepreneur.

Our Executive Officers

We designate persons serving in the following positions as our executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2014.

Name	Principal Occupation	Age	Officer Since
Corey Hollister	Chief Executive Officer and Chairman of the Board, American Cannabis Company, Inc.	39	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	38	2014
Anthony Baroud	Chief Technology Officer, American Cannabis Company, Inc.	51	2014
Trent Woloveck	Chief Operations Officer, American Cannabis Company, Inc.	29	2014
Antonio Migliarese	Chief Financial Officer, American Cannabis Company, Inc.	31	2014

Corey Hollister’s biographical summary is included under “Our Board of Directors.”

Ellis Smith’s biographical summary is included under “Our Board of Directors.”

Anthony Baroud’s biographical summary is included under “Our Board of Directors.”

Trent Woloveck has served as our Chief Operations Officer since June 2014. Mr. Woloveck's finance and sales background working for a Fortune 50 healthcare company has allowed him to transition best practices in both distribution and business operations to the growing marijuana industry. Coupling four years of healthcare experience with two years of business risk consulting around initial public offerings and Sarbanes-Oxley compliance, Mr. Woloveck has a strong foundation of finance, operations, information technology and sales. Mr. Woloveck’s business acumen and diverse view of end-to-end business processes has enabled him to effectively consult businesses toward efficient and effective operations. Mr. Woloveck’s corporate background and industry knowledge of managing a dispensary allows him to maintain an enterprise perspective, helping move the business towards a well-defined strategic vision. Our board of directors believes Mr. Woloveck’s qualifications to serve as an executive of the Company include his success and understanding of the corporate structure and knowledge of the equity markets.

Table of Contents	41

Antonio Migliarese is a contractor that we have engaged for accounting and reporting services since June 2013 and to serve as our Chief Financial Officer since November 2014. Mr. Migliarese was a co-founder of and has been a partner of a San Diego-based tax, accounting, and financial consultancy firm where he worked with start-up cannabis and non-cannabis businesses in the both private and public sectors. From 2008 to 2012, Mr. Migliarese was the financial reporting manager for a mid-sized technology company, where he oversaw the accounting close process, financial planning and analysis, preparation of financial statements in accordance with U.S. GAAP, financial statements audits, and implementation of accounting and operational processes. Prior to 2008, Mr. Migliarese worked in the assurance group of a national Big 4 accounting firm, where he obtained his CPA license (active). He has experience with SOX compliance, financial derivatives, complex inventory environments, corporate restructurings, consolidations, and corporate governance. Mr. Migliarese attended Oregon State University, from which he earned a BS in Business Administration with an emphasis in Accounting. Our board of directors believes Mr. Migliarese’s qualifications to serve as an executive of the Company include his knowledge and experience in both U.S. GAAP accounting and financial reporting as well as financial forecasting and modeling.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2014 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2014.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Corey Hollister, Chief Executive Officer & Chairman of the Board	2014	73,513	1,917	—	—	—	75,430
	2013	22,092	—	—	—	—	22,092
Antonio Migliarese, Chief Financial Officer(2)	2014	—	—	18,300	—	30,227	48,527
	2013	—	—	—	—	—	—
Jesus Quintero, Chief Financial Officer(3)	2014	—	—	—	—	8,650	8,650
	2013	—	—	—	—	—	—
Ellis Smith, Chief Development Officer	2014	75,249	1,917	—	—	—	77,166
	2013	23,828	—	—	—	—	23,828
Anthony Baroud, Chief Technology Officer(4)	2014	24,734	1,917	2,349,656	—	—	2,376,307
	2013	—	—	—	—	—	—
Trent Woloveck, Chief Operations Officer(5)	2014	17,234	1,917	469,921	—	—	489,072
	2013	—	—	—	—	—	—

Table of Contents	42

(1)	Amounts reported as bonus reflect discretionary profit sharing compensation which was based on a percentage of net income for the third quarter of 2014.
(2)	Mr. Migliarese is an independent contractor engaged by us to act in the capacity of our Chief Financial Officer. As such, Mr. Migliarese’s 2014 compensation includes no salary or bonus and reflects the combination of common shares to be issued for professional services (Stock Awards) and cash payments for services rendered under the terms agreed upon with Mr. Migliarese (Other Compensation). We initially engaged Mr. Migliarese in June, 2013 and appointed him to act as our Chief Financial Officer in November, 2014.
(3)	Mr. Quintero was an independent contractor engaged by us to act in the capacity of our Chief Financial Officer in June, 2014. His service in this capacity terminated on October 10, 2014.
(4)

Mr. Baroud’s stock awards for the year ended December 31, 2014 reflected expense associated with the May, 2014 grant of 1,500 Hollister & Blacksmith, Inc. common shares, which converted into 4,756,594 shares of the Company’s common stock as part of the Reverse Merger by which we became a publicly traded SEC registrant. The Company has not received full value and consideration for these shares from Mr. Baroud.

(5)	Mr. Woloveck’s stock awards for the year ended December 31, 2014 reflected expense associated with the May, 2014 grant of 300 Hollister & Blacksmith, Inc. common shares, which converted into 951,319 shares of the Company’s common stock as part of the Reverse Merger by which we became a publicly traded SEC registrant.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2014

As of December 31, 2014, we had not granted any unvested stock-based compensation awards to any of our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2014 by each individual who served as a non-employee director at any time during the fiscal year:

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Vincent “Tripp” Keber	―	146,551	146,551

(1)	In connection with Mr. Keber’s appointment to the board of directors, on November 19, 2014, he was awarded warrants to purchase up to two hundred and fifty thousand (250,000) shares of our common stock at an exercise price of sixty-three cents ($0.63) per share exercisable within five (5) years of the date of issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 20, 2015 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Table of Contents	43

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
5% Stockholders:
Dutchess Opportunity Fund II, L.P.	3,477,371	7.8
Named Executive Officers and Directors:
Corey Hollister	12,684,251	28.6
Ellis Smith	12,684,251	28.6
Anthony Baroud(4)	4,756,594	10.7
Trent Woloveck	951,319	2.1
Antonio Migliarese	30,000 (5)	*
Jesus Quintero(6)	50,000	*
All executive officers and directors as a group (6 persons)	31,156,415	70.1

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 44,393,750 shares of common stock outstanding as of March 20, 2015, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after March 20, 2015.
(4)	Mr. Baroud’s beneficial shares reflect the May, 2014 grant of 1,500 Hollister & Blacksmith, Inc. common shares, which converted into 4,756,594 shares of the Company’s common stock as part of the Reverse Merger by which we became a publicly traded SEC registrant. The Company has not received full value and consideration for these shares from Mr. Baroud.
(5)	All of Mr. Migliarese’s beneficial shares are earned and issuable in compensation for professional services.
(6)	Mr. Quintero served as our Chief Financial Officer until his termination on October 10, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	250,000	$0.63	—
Total	250,000	$0.63	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
Table of Contents	44

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since Inception on March 5, 2013, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. Refer to Footnote 10. “Related Party Transactions” to our consolidated financial statements in item 8 of the Company’s Form 10-K for the year ended December 31, 2014 for further disclosure of related party transactions. We believe that we have executed all of the transactions described therein on terms no less favorable to us than we could have obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2014 and the period from Inception (March 5, 2013) through December 31, 2013 by Bongiovanni & Associates, PA:

	Year Ended December 31, 2014	March 5, 2013 (Inception) Through December 31, 2013
Audit-fees(1)	19,050(5)	15,000
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.
(5)	Total audit fees for the year ended December 31, 2014 excludes an expected $30,000 to be incurred in connection with the audit of our consolidated financial statements for the year ended December 31, 2014, as these fees were to be incurred, billed and recorded as expense in 2015. The independent accountant performing this audit was Cutler & Co., LLP, as we dismissed our previous independent accountant, Bongiovanni & Associates, PA, as of February 12, 2015. This change in our independent accountant was approved by our board of directors. For further information, refer to Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of our Form 10-K for the year ended December 31, 2014 and our Form 8-K dated February 12, 2015 and filed on February 17, 2015 which announced this change.

Table of Contents	45

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of American Cannabis Company, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14A	5/16/2000
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	4/16/2013
2.2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	9/09/2014
3(i)	Articles of Incorporation		SB-2	10/12/1995
3(i)(a)	Amendment to Articles of Incorporation		14A	5/16/2000
3(i)(b)	Amendment to Articles of Incorporation		14c	4/16/2013
3(i)(c)	Amendment to Articles of Incorporation		14c	9/09/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	10/3/2014
3(ii)	By Laws		SB-2	10/12/1995
10	Material Contracts		14c	9/09/2014
16	Letter RE Change in Certifying Public Accountant		8-K	02/17/2015
17	Disclosures on Departures of Directors		8-K 14c	10/03/2014 9/09/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Table of Contents	46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 13, 2015	AMERICAN CANNABIS COMPANY, INC.

		By:	/s/ Corey Hollister
Corey Hollister
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Corey Hollister and Antonio Migliarese and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Corey Hollister	Chief Executive Officer and Director	April 13, 2015
Corey Hollister	(principal executive officer)

/S/ Antonio Migliarese	Chief Financial Officer	April 13, 2015
Antonio Migliarese	(principal financial officer)

/S/ Ellis Smith		April 13, 2015
Ellis Smith	Chief Development Officer and Director

/S/ Vincent “Tripp” Keber		April 13, 2015
Vincent “Tripp” Keber	Director

Table of Contents	47