Form 10-Q
period 2015-03-31
American Cannabis Company, Inc.
filed 2015-05-19
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

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

(720) 466-3789
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On May 6, 2015, 44,593,750 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$316,771	$165,213
Accounts receivable, net	106,185	57,642
Deposits	65,013	181,941
Inventory	150,780	4,555
Prepaid expenses and other current assets	143,829	12,325
Total current assets	782,578	421,676
Property and equipment, net	58,950	48,416
Total assets	$841,528	$470,092
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$243,957	$62,136
Deferred revenue	25,000	173,528
Convertible note, net of discount	33,354	24,551
Accrued and other current liabilities	198,040	52,747
Total current liabilities	500,351	312,962
Total liabilities	500,351	312,962
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,593,750 and 44,518,750 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	446	446
Additional paid-in capital	4,183,182	3,699,526
Retained deficit	(3,842,451)	(3,542,842)
Total stockholders' equity	341,177	157,130
Total liabilities and stockholders' equity	$841,528	$470,092

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	1

 AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Revenues
Consulting services	$195,570	$23,864
Products and equipment	248,097	7,448
Total revenues	443,667	31,312
Costs of revenues
Cost of consulting services	100,892	19,425
Cost of products and equipment	225,651	7,025
Total cost of revenues	326,543	26,450
Gross Profit	117,124	4,862
Operating expenses
General and administrative	210,499	18,006
Selling and marketing	94,305	21,445
Research and development	30,372	—
Total operating expenses	335,176	39,451
Income (loss) from operations	(218,052)	(34,589)
Other income (expense)
Interest income (expense), net	(8,786)	(43)
Total other income (expense)	(8,786)	(43)
Net income (loss) before income taxes	(226,838)	(34,632)
Income tax expense (benefit)	—	—
Net income (loss)	$(226,838)	$(34,632)
Basic and diluted net income (loss) per common share	$(0.01)	$(0.00)*
Basic and diluted weighted average common shares outstanding	44,782,078	25,368,502
*denotes net loss per common share of less than $0.01.

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	2

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$(226,838)	$(34,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	716	147
Amortization of discount on convertible notes payable	8,803	—
Stock-based compensation to employees	43,271	—
Stock-based compensation to service providers	63,841	—
Changes in operating assets and liabilities:
Accounts receivable	(48,542)	1,250
Deposits	116,929	(27,000)
Inventory	(146,225)	—
Prepaid expenses and other current assets	(4,957)	3,118
Deferred revenue	(148,528)	3,516
Accrued and other current liabilities	72,312	17,862
Accounts payable	182,026	3,377
Net cash used in operating activities	(87,192)	(32,362)
Cash flows from investing activities:
Purchases of property and equipment	(11,250)	—
Net cash used in investing activities	(11,250)	—
Cash flows from financing activities:
Proceeds from sale of common stock	250,000	—
Proceeds from short-term notes payable	—	35,000
Distributions to stockholders	—	(4,000)
Net cash provided by financing activities	250,000	31,000
Net increase (decrease) in cash and cash equivalents	151,558	(1,362)
Cash and cash equivalents at beginning of period	165,213	17,597
Cash and cash equivalents at end of period	316,771	16,235
Supplemental disclosure of cash flow information:
Cash paid for (received from) interest	$(17)	$43
Cash paid for (received from) income taxes, net	$—	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
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

On May 15, 2014, BIMI entered into a merger agreement (“the Merger Agreement”) to acquire 100% of the issued and outstanding American Cannabis Consulting while simultaneously disposing of 100% of the issued share capital EsoTV (“the Separation Agreement”). Both the merger with American Cannabis Consulting and disposal of EsoTV were completed on September 29, 2014. BIMI subsequently amended its Articles of Incorporation to change its name to American Cannabis Company, Inc.. On October 10, 2014, American Cannabis Company, Inc changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Immediately following the completion of the Merger Agreement, former shareholders of American Cannabis Consulting owned 31,710,628 shares of American Cannabis Company, Inc.’s common stock representing 78.44% of American Cannabis Company, Inc.’s issued and outstanding share capital. Accordingly, American Cannabis Consulting was deemed to have been the accounting acquirer in a Reverse Merger which resulted in a recapitalization of the Company. Consequently, the Company’s condensed consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) since September 29, 2014.

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. The Company’s allowance for doubtful accounts was $4,497 and $9,338 as of March 31, 2015 and December 31, 2014, respectively. The Company did not record bad debt expense during the three months ended March 31, 2015 or during the three months ended March 31, 2014.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Table of Contents	5

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of March 31, 2015 and December 31, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2015, two customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 66% of the Company’s total revenues for the period. For the three months ended March 31, 2014, three clients individually accounted for 10% or more of the Company’s revenues, and in aggregate, they comprised approximately 82% of the Company’s total revenues for the period.

As of March 31, 2015, three customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 79% of the Company’s accounts receivable balance at that date. As of December 31, 2014, three customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 88% of the Company’s gross accounts receivable balance at that date.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2015 or December 31, 2014.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of March 31, 2015 or December 31, 2014.

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

Table of Contents	6

The Company generates revenues from professional services consulting agreements. These arrangements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, a prepayment or retainer is required prior to performing services.

Revenues from time-based engagements are recognized as the hours are incurred by the Company.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three month periods ended March 31, 2015 and March 31, 2014, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three months ended March 31, 2015 and March 31, 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of March 31, 2015 and December 31, 2014.

Table of Contents	7

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2015 and March 31, 2014, these costs were $275 and $70, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three months ended March 31, 2015, stock-based compensation expense for restricted shares was $43,271. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three months ended March 31, 2015, there was no compensation expense for warrants or stock options. Compensation expense for common shares of stock is based on an assessment of fair value as of the grant date and is recognized over the vesting period, or if the common shares immediately vest, is recognized in full upon the grant. There were no grants of any kind during or outstanding for the three months ended March 31, 2014, and accordingly, no stock-based compensation costs for the period.

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended March 31, 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the three months ended March 31, 2015, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2015 and December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Table of Contents	8

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

See Note 11. Related Party Transactions for associated disclosures.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Gross accounts receivable	$110,682	$66,980
Less: allowance for doubtful accounts	(4,497)	(9,338)
Accounts receivable, net	$106,185	$57,642

The Company had no bad debt expense during the three months ended March 31, 2015 and March 31, 2014.

Note 4. Deposits

Deposits was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Inventory deposits	$63,013	$179,941
Operating lease deposits	2,000	2,000
Deposits	$65,013	$181,941

Table of Contents	9

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of March 31, 2015 and December 31, 2014 of $150,780 and $4,555, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Prepaid professional services to be compensated in stock	$126,347	$—
Prepaid expenses	14,273	9,454
Other current assets	3,209	2,871
Prepaid expenses and other current assets	$143,829	$12,325

 Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Office equipment	$5,742	$5,742
Furniture and fixtures	2,935	2,935
Machinery and equipment	1,250	1,250
Construction in progress	51,301	40,051
Property and equipment, gross	61,228	49,978
Less: accumulated depreciation	(2,278)	(1,562)
Property and equipment, net	$58,950	$48,416

The Company recorded depreciation expense of $716 and $147 during the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended March 31, 2015, the Company capitalized $11,250 of additional expenses associated with its demonstration inventory unit.

Note 8. Notes Payable

As of March 31, 2015, the Company had remaining convertible debentures in the total amount of $71,500. The debentures were originally issued on April 24, 2014, mature on April 24, 2016, pay zero interest, and are convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. The debentures have been discounted in the amount of $71,500 due to the intrinsic value of the beneficial conversion option. As of March 31, 2015, the aggregate carrying value of the debentures was $33,354, net of debt discounts of $38,146, and is reflected on the Company’s consolidated balance sheet as Convertible notes payable, net. Amortization of debt discount, which is reflected on the consolidated statement of operations as interest expense, was $8,803 for the three months ended March 31, 2015.

Table of Contents	10

As of March 31, 2014, the Company had a short-term note payable with a principal amount of $35,000 and an interest rate of 5% per annum that it entered into on March 21, 2014. On May 15, 2014, as a result of the issuance of the convertible notes payable described above, the note was fully satisfied. The Company recorded interest expense related to this note of $43 during the three months ended March 31, 2014. In connection with the Reverse Merger and the issuance of convertible notes payable as described in the preceding paragraph, this short-term note payable was deemed to be fully satisfied. Accordingly, the Company recorded a $35,000 gain on debt extinguishment during the second quarter of 2014.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Accrued legal fees	$108,829	$101,509
Unbilled inventory	46,550	—
Accrued payroll liabilities	20,807	11,522
Accrued accounting fees	11,694	5,000
Due to directors	1,999	1,999
Other	8,161	5,488
Accrued and other current liabilities	$198,040	$125,518

Note 10. Net Income (Loss) Per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Three Months	Three Months
	Ended	Ended
	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)
Net income (loss)	$(226,838)	$(34,632)
Weighted average shares used for basic net income (loss) per common share	44,782,078	25,368,502
Incremental diluted shares	—	—
Weighted average shares used for diluted net income (loss) per commo share	44,782,078	25,368,502
Net income (loss) per common share:
Basic	$(0.01)	$(0.00)*
Diluted	$(0.01)	$(0.00)*
*denotes net loss of less than $0.01 per common share.

For the three months ended March 31, 2015, as a result of the net loss for the period, the Company excluded 1,319,774 shares from its calculation of diluted net income (loss) per common share because their effect would have been antidilutive. These shares were comprised of 156,937 shares of restricted stock, 269,087 of warrants and 893,750 of share equivalents associated with convertible notes payable. No potentially dilutive shares were issued or outstanding during the three months ended March 31, 2014.

Table of Contents	11

Note 11. Related Party Transactions

From time to time, the Company purchases inventory and equipment from Baroud Development Group, in which Anthony Baroud, the Company’s Chief Technology Officer, is an owner. During the three months ended March 31, 2015 and March 31, 2014, total such purchases were zero and $27,000, respectively.

During the three months ended March 31, 2014, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith.

During the three months ended March 31, 2015, the Company incurred $13,887 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, is a partner. This expense is payable in 35,607 shares of the Company’s common stock. As of March 31, 2015, the Company owed Mr. Migliarese $5,000 in cash and 65,607 shares of common stock valued at $32,187.

Note 12. Commitments and Contingent Liabilities

Under the terms of the Company’s agreement with the manufacturer of its exit packing product, the SatchelTM, the Company is committed to the purchase of a total of 500,000 units at a price per unit of $1.00. As of March 31, 2015, a total of 144,600 units had yet to be received, for a remaining purchase commitment of $144,600. As of the date of this report, the manufacturer has not met the delivery schedule established under the agreement, which represents a material breach of the agreement under its terms.

During the three months ended March 31, 2015, the Company entered into an agreement with a third-party service provider for services to be compensated in shares of common stock. Under the terms of the agreement, the Company is obligated to issue 50,000 shares of its common stock upon execution and an additional 150,000 share of its common stock upon the fulfillment of certain stated deliverables.

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services. The Company is not currently a party to any pending legal proceedings.

Note 13. Stock-based Compensation

During the year ended December 31, 2014, the Company recorded a total of $43,271 of stock-based compensation expense to employees, which was the result of the following activity:

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 202,500 restricted shares granted as of March 31, 2015. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Table of Contents	12

The following table summarizes the Company’s restricted share award activity during the three months ended March 31, 2015:

		Weighted Average
	Restricted Shares	Grant Date
	Common Stock	Fair Value
Outstanding unvested at December 31, 2014	150,000	$0.94
Granted	52,500	0.70
Vested restricted shares	—	—
Forfeited	—	—
Outstanding unvested at March 31, 2015	202,500	$0.88

During the three months ended March 31, 2015, the Company granted 52,500 restricted shares. Total stock-based compensation expense for restricted shares was $43,271 for the three months ended March 31, 2015. The Company had no stock-based compensation activity during or preceding the three months ended March 31, 2014 and no awards outstanding as of March 31, 2014.

Unrecognized stock-based compensation expense related to outstanding unvested restricted shares as of March 31, 2015 is expected to be recognized over a weighted average period of 0.4 years, as follows:

Future Stock-Based
Compensation Expense
(Restricted Shares)
2015	$136,515
2016	632
Thereafter	—
Total	$137,147

Warrants

As of March 31, 2015, fully-vested warrants issued to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended March 31, 2015; consequently, no stock-based compensation expense associated with warrant was recorded during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of March 31, 2015 and December 31, 2014, the warrants had 4.6 and 4.9 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the three months ended March 31, 2014.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As these stock options were not granted as of March 31, 2015, no expense in relation to these options was recognized during the three months ended March 31, 2015.

Table of Contents	13

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended March 31, 2015, the following related activity occurred:

•	The Company incurred $13,887 of expense payable in 35,607 common shares to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, is a partner. During the year ended December 31 2014, the Company incurred $18,300 of expense payable in 30,000 common shares to New Era CPAs. As of March 31, 2015, as a result of these transactions, 65,607 common shares were earned and issuable to New Era CPAs.
•	The Company issued 200,000 common shares valued at $156,000 to a professional service provider in exchange for $200 and services to be rendered from January 2015 to January 2016. The Company recorded expense of $29,453 on its condensed consolidated statement of operations during the three months ended March 31, 2015; $126,347 was reflected as prepaid and other current assets as of March 31, 2015.
•	The Company agreed to issue 200,000 common shares valued at $82,000 to a professional service provider in exchange for services. Of these shares, 50,000 were earned and issuable as of March 31, 2015, for which $20,500 of expense was recognized on the condensed consolidated statement of operations for the period. An additional 150,000 common shares, valued at $61,500, are issuable upon the service provider meeting certain established deliverables. The agreement is effective through August 30, 2015.

Note 14. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three month periods ended March 31, 2015 and March 31, 2014.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

During the three months ended March 31, 2015:

•	Stock-based compensation associated with 202,500 cumulative outstanding restricted shares granted to employees resulted in an increase to additional paid-in capital of $43,271. Of these shares, 52,500 were issued during the three months ended March 31, 2015.
•	200,000 shares of common stock, valued at $156,000, were issued as prepaid compensation for professional services settled in stock in lieu of cash. As of March 31, 2015, $29,453 of this expense was recognized and $126,347 was reflected on the consolidated balance sheet within prepaid expenses and other current assets.
•	125,000 shares of previously issued common stock were rescinded and canceled.

Common Stock Shares Issuable

During the three months ended March 31, 2015:

•	The Company sold 833,333 shares of common stock for $250,000 of cash; these shares were fully issuable as of March 31, 2015,
•	50,000 shares of common stock, valued at $20,500, were earned and issuable as compensation for professional services settled in stock in lieu of cash, and
Table of Contents	14

•	35,607 shares of common stock, valued at $13,887, were earned by and issuable to an accounting firm in which the Company’s Chief Financial Officer is a partner as compensation for professional services to be settled in stock in lieu of cash.

As a result of the transactions described above, as of March 31, 2015, there were 44,593,750 shares of our common stock issued and outstanding and the balances of common stock and additional paid-in capital were $446 and $4,183,182, respectively. An additional 948,940 shares of common stock were issuable to an investor and various service providers.

Note 15. Reportable Segments

The Company operates in one segment, in the regulated cannabis industry, as a provider of professional consulting services, products and equipment.

Table of Contents	15

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

Background

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. We are a publicly listed company quoted on the OTCQB under the symbol “AMMJ”.

We were incorporated in the State of Delaware on September 24, 2001 under the name Naturewell, Inc. to develop and market clinical diagnostic products using immunology and molecular biologic technologies.

On March 13, 2013, Naturewell, Inc. completed a merger transaction whereby it acquired 100% of the issued and outstanding share capital of Brazil Interactive Media, Inc. (“BIMI”), which operated as a Brazilian interactive television company and television production company through its wholly owned Brazilian subsidiary company, EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”). Naturewell’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc.

On May 15, 2014, BIMI entered into a merger agreement (“the Merger Agreement”) to acquire 100% of the issued and outstanding American Cannabis Consulting while simultaneously disposing of 100% of the issued share capital EsoTV (“the Separation Agreement”). Both the merger with American Cannabis Consulting and disposal of EsoTV were completed on September 29, 2014. BIMI subsequently amended its Articles of Incorporation to change its name to American Cannabis Company, Inc.. On October 10, 2014, American Cannabis Company, Inc changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Table of Contents	16

Immediately following the completion of the Merger Agreement, former shareholders of American Cannabis Consulting owned 31,710,628 shares of American Cannabis Company, Inc.’s common stock representing 78.4% of American Cannabis Company, Inc.’s issued and outstanding share capital. Accordingly, American Cannabis Consulting was deemed to have been the accounting acquirer in a Reverse Merger which resulted in a recapitalization of the Company. Consequently, the Company’s consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) since September 29, 2014.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The following table presents our consolidated operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months		Three Months
	Ended	% of	Ended	% of
	March 31, 2015	Revenues	March 31, 2014	Revenues	$ Change
Revenues
Consulting services	$195,570	44.1	$23,864	76.2	$171,706
Products and equipment	248,097	55.9	7,448	23.8	240,649
Total revenues	443,667	100.0	31,312	100.0	412,355
Costs of revenues
Cost of consulting services	100,892	22.7	19,425	62.0	81,467
Cost of products and equipment	225,651	50.9	7,025	22.4	218,626
Total cost of revenues	326,543	73.6	26,450	84.5	300,093
Gross Profit	117,124	26.4	4,862	15.5	112,262
Operating expenses
General and administrative	210,499	47.4	18,006	57.5	192,493
Selling and marketing	94,305	21.3	21,445	68.5	72,860
Research and development	30,372	6.8	—	—	30,372
Total operating expenses	335,176	75.5	39,451	126.0	295,725
Income (loss) from operations	(218,052)	(49.1)	(34,589)	(110.5)	(183,463)
Other income (expense)
Interest income (expense), net	(8,786)	(2.0)	(43)	(0.1)	(8,743)
Total other income (expense)	(8,786)	(2.0)	(43)	(0.1)	(8,743)
Net income (loss) before income taxes	(226,838)	(51.1)	(34,632)	(110.6)	(192,206)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(226,838)	(51.1)	$(34,632)	(110.6)	$(192,206)

Revenues

Total revenues were $443,667 for the three months ended March 31, 2015, compared to $31,312 for the three months ended March 31, 2014, an increase of $412,355. This increase was primarily due to the further establishment of our products and equipment offerings and growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. For the three months ended March 31, 2015, consulting services revenue was $195,570, or 44.1% of total revenue, compared to $23,864, or 76.2% of total revenues for the three months ended March 31, 2014. For the three months ended March 31, 2015, products and equipment revenue was $248,097, or 55.9% of total revenues, compared to $7,448, or 23.8% of total revenues for the three months ended March 31, 2014.

Table of Contents	17

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended March 31, 2015, our total costs of revenues were $326,543, or 73.6% of total revenues. This compares to total costs of revenues for the three months ended March 31, 2014 of $26,450, or 84.5% of total revenues. The increase in costs of revenues of $300,093 was primarily due to the increase in sales volume discussed above and internal infrastructure development. For the three months ended March 31, 2015, consulting-related costs were $100,892, or 22.7% of total revenue, as compared to costs of $19,425, or 62.0% of revenue for the three months ended March 31, 2014. Costs associated with products and equipment were $225,651, or 50.9% of total revenue for the three months ended March 31, 2015 as compared to $7,025, or 22.4% of total revenue for the three months ended March 31, 2014. As a percentage of revenues, the decreases were primarily due to higher sales volume during the three months ended March 31, 2015, as certain primarily-fixed costs such as labor made up a comparably smaller percentage of revenues.

Gross Profit

Total gross profit was $117,124 for the three months ended March 31, 2015, comprised of consulting services gross profit of $94,678 and products and equipment gross profit of $22,446. This compares to total gross profit of $4,862 for the three months ended March 31, 2014, comprised of consulting services gross profit of $4,439 and products and equipment gross profit of $423. These increases of $90,239 for consulting services gross profit and $22,023 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 26.4% for the three months ended March 31, 2015 and 15.5% for the three months ended March 31, 2014. This increase was primarily due to higher sales volume during the three months ended March 31, 2015.

Operating Expenses

Total operating expenses were $335,176, or 75.5% of total revenues for the three months ended March 31, 2015, compared to $39,451, or 126.0% of total revenues for the three months ended March 31, 2014. This increase was primarily due to increased headcount to meet the increasing demand and address selling, marketing and research and development functions, as well as higher operating expenses associated with becoming an SEC registrant. Professional fees, which include legal, auditing and accounting expenses, were $161,187 for the three months ended March 31, 2015, or 48.1% of total operating expenses for the period, compared to $6,080, or 15.4% of total operating expenses for the three months ended March 31, 2014.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2015 was expense of $8,786, which was comprised of non-cash interest expense of $8,803 on convertible notes payable discount amortization during the period, partially offset by $17 of interest income. Other income (expense) for the three months ended March 31, 2014 of $43 of expense was comprised of interest expense related to a short-term note payable we held during that period.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three months ended March 31 2015. We were an S-Corporation throughout the three months ended March 31, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended March 31, 2015 was net loss of $226,838, or 51.1% of total revenues for the period, as compared to a net loss of $34,632, or 110.6% of total revenues for the three months ended March 31, 2014.

Table of Contents	18

Liquidity and Capital Resources

As of March 31, 2015, our primary internal sources of liquidity was our working capital, which included cash and cash equivalents of $316,771 and accounts receivable of $106,185. We also have the ability to raise additional capital as needed through external equity financing transactions. For the three months ended March 31, 2015, primarily as a result of non-cash expenses, the Company’s operating cash flows were a use of $87,192 despite a net loss of $226,838. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in by operating activities for the three months ended March 31, 2015 was $87,192, consisting of net loss of $226,838, non-cash adjustments reconciling net income to net cash used in operating activities of $116,631 and a net source of cash of $23,015 from changes in operating assets and liabilities. The net non-cash adjustments of $116,631 were due to amortization of the discount on convertible notes payable of $8,803, employee stock-based compensation of $43,271, professional services compensated in shares of common stock of $63,841 and depreciation of $716. Changes in operating assets and liabilities, a net source of cash of $23,015, were the result of an increase in accounts payable of $182,026, a decrease in deposits of $116,929 due to receipt and sell-through of previously backlogged inventory and an increase in accrued and other current liabilities of $72,312, partially offset by a decrease in deferred revenue of $148,528, an increase in inventory of $146,225, an increase in accounts receivable of $48,542 and an increase in prepaid expenses and other current assets of $4,957.

For the three months ended March 31, 2014, net cash used in operating activities was $32,362, which consisted of net loss of $34,632, non-cash adjustments reconciling net income to net cash provided by operating activities of $147 (depreciation expense), and changes in operating assets and liabilities of $2,123. The change in operating assets and liabilities was the result of an increase of deposits of $27,000 being mostly offset by an increase in accrued liabilities and other current assets of $17,862, an increase in deferred revenue of $3,516, an increase in accounts payable of $3,377, a decrease in prepaid expenses and other current assets of $3,118 and a decrease in accounts receivable of $1,250.

Investing Activities

Investing activities were a use of cash of $11,250 for the three months ended March 31, 2015 due to additional spendiing on our demonstration inventory unit which is classified as construction-in-progress. There were no investing cash flows during the three months ended March 31, 2014.

Financing Activities

Net cash provided by financing activities of $250,000 for the three months ended March 31, 2015 reflected the sale of 833,333 shares of common stock to an investor during the period. During the three months ended March 31, 2014, financing activities were a use of $31,000, as $35,000 received from the issuance of short-term notes was partially offset by $4,000 in distributions to owners.

Off Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table of Contents	19

Non-GAAP Financial Measures

We use Adjusted EBITA, a non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation and certain non-recurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our company.

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months	Three Months
	Ended	Ended
	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)
Adjusted EBITA Reconciliation:
Net income (loss)	$(226,838)	$(34,632)
Stock-based compensation to employees	43,271	—
Stock-based compensation to service providers	63,841	—
Interest expense, net	8,786	43
Tax expense (benefit)	—	—
Adjusted EBITA	$(110,940)	$(34,589)

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Table of Contents	20

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

Changes in Internal Controls

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

Table of Contents	21

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2015 or 2014.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

This list is intended to constitute the exhibit index.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Table of Contents	22

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date: May 19, 2015	By:	/s/ Corey Hollister
Corey Hollister,
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2015	By:	/s/ Antonio Migliarese
Antonio Migliarese,
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	23