Form 10-Q
period 2015-06-30
American Cannabis Company, Inc.
filed 2015-08-19
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (I.R.S. Employer Identification No.)
5690 Logan St #A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

On August 11, 2015, 44,643,750 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$227,513	$165,213
Accounts receivable, net	102,484	57,642
Deposits	79,739	181,941
Inventory	30,155	4,555
Prepaid expenses and other current assets	105,634	12,325
Total current assets	545,525	421,676
Property and equipment, net	59,273	48,416
Total assets	$604,798	$470,092
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$142,301	$62,136
Deferred revenue	29,414	173,528
Convertible notes, net of discount	42,255	24,551
Accrued and other current liabilities	51,442	125,518
Total current liabilities	265,412	385,733
Total liabilities	265,412	385,733
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,643,750 and 44,518,750 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	446	446
Additional paid-in capital	4,225,005	3,699,526
Retained deficit	(3,886,065)	(3,615,613)
Total stockholders' equity	339,386	84,359
Total liabilities and stockholders' equity	$604,798	$470,092

 The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents	1

 AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues
Consulting services	$268,488	$103,540	$464,058	$127,404
Products and equipment	200,257	2,190	448,354	9,638
Total revenues	$468,745	$105,730	$912,412	$137,042
Costs of revenues
Cost of consulting services	115,522	55,464	216,414	74,889
Cost of products and equipment	176,347	1,992	401,998	9,017
Total cost of revenues	291,869	57,456	618,412	83,906
Gross Profit	176,876	48,274	294,000	53,136
Operating expenses
General and administrative	159,850	77,887	370,349	95,893
Selling and marketing	113,224	26,072	207,529	47,517
Research and development	11,350	—	41,722	—
Total operating expenses	284,424	103,959	619,600	143,410
Income (loss) from operations	(107,548)	(55,685)	(325,600)	(90,274)
Other income (expense)
Gain on debt extinguishment	72,771	—	72,771	—
Interest income (expense), net	(8,837)	(218)	(17,623)	(261)
Total other income (expense)	63,934	(218)	55,148	(261)
Net income (loss) before income taxes	(43,614)	(55,903)	(270,452)	(90,535)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(43,614)	$(55,903)	$(270,452)	$(90,535)
Basic and diluted net income (loss) per common share	$(0.00)*	$(0.00)*	$(0.01)	$(0.00)*
Basic and diluted weighted average common shares outstanding	45,752,033	29,550,179	45,275,183	29,550,179

*denotes net loss per common share of less than $0.01.

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents	2

 AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(270,452)	$(90,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,474	287
Amortization of discount on convertible notes payable	17,704	—
Stock-based compensation to employees	80,394	—
Stock-based compensation to service providers	107,385	—
Gain on debt extinguishment	(72,771)	—
Changes in operating assets and liabilities
Accounts receivable	(44,842)	1,250
Deposits	102,202	—
Inventory	(25,600)	(29,198)
Prepaid expenses and other current assets	(5,606)	(11,479)
Deferred revenue	(144,115)	105,533
Accrued and other current liabilities	(1,511)	51,713
Accounts payable	80,370	46,427
Net cash provided by (used in) operating activities	(175,368)	73,998
Cash flows from investing activities:
Purchases of property and equipment	(12,332)	(1,250)
Net cash used in investing activities	(12,332)	(1,250)
Cash flows from financing activities:
Proceeds from sale of common stock	250,000	200
Cash assumed from BIMI, net of expenses	—	215,642
Proceeds from short-term notes payable	—	35,000
Settlement of short-term notes payable	—	(35,000)
Distributions to stockholders	—	(4,000)
Net cash provided by financing activities	250,000	211,842
Net increase in cash and cash equivalents	62,300	284,590
Cash and cash equivalents at beginning of period	165,213	17,597
Cash and cash equivalents at end of period	227,513	302,187

Supplemental disclosure of cash flow information:
Cash paid for (received from) interest	$(80)	$261
Cash paid for (received from) income taxes, net	$—	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. The Company’s allowance for doubtful accounts was $4,497 and $9,338 as of June 30, 2015 and December 31, 2014, respectively. The Company did not record bad debt expense during the three and six months ended June 30, 2015 or during the three and six months ended June 30, 2014.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Table of Contents	5

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of June 30, 2015 and December 31, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended June 30, 2015, two customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 63% of the Company’s total revenues for the period. For the six months ended June 30, 2015, three customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 70% of the Company’s total revenues for the period. For the three months ended June 30, 2014, three customers individually accounted for 10% or more and 65% in aggregate of the Company’s total revenues. For the six months ended June 30, 2014, three customers individually accounted for 10% or more and 66% in aggregate of the Company’s total revenues.

As of June 30, 2015, four customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 86% of the Company’s accounts receivable balance at that date. As of December 31, 2014, three customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 88% of the Company’s gross accounts receivable balance at that date.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2015 or December 31, 2014.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of June 30, 2015 or December 31, 2014.

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

Table of Contents	6

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

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three and six month periods ended June 30, 2015 and June 30, 2014, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three and six months ended June 30, 2015 and June 30, 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of June 30, 2015 and December 31, 2014.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three and six month periods ended June 30, 2015, these costs were $25,727 and $31,218, respectively. During the three and six month periods ended June 30, 2014, these costs were $8,253 and $8,323, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three and six months ended June 30, 2015, stock-based compensation expense for restricted shares was $37,123 and $80,394, respectively, while no such costs were incurred during the three and six months ended June 30, 2014. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three and six months ended June 30, 2015 and 2014, there was no compensation expense for warrants or stock options. Compensation expense for common shares of stock is based on an assessment of fair value as of the grant date and is recognized over the vesting period, or if the common shares immediately vest, is recognized in full upon the grant.

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were not subject to income taxes for the six months ended June 30, 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the three and six months June 30, 2015, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2015 and December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Gross accounts receivable	$106,981	$66,980
Less: allowance for doubtful accounts	(4,497)	(9,338)
Accounts receivable, net	$102,484	$57,642

The Company had no bad debt expense during the three and six months ended June 30, 2015 and June 30, 2014.

Note 4. Deposits

Deposits was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Inventory deposits	$77,739	$179,941
Operating lease deposits	2,000	2,000
Deposits	$79,739	$181,941

Table of Contents	9

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of June 30, 2015 and December 31, 2014 of $30,155 and $4,555, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets were comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Prepaid professional services compensated in stock	$87,505	$—
Prepaid expenses	14,119	9,454
Other current assets	4,010	2,871
Prepaid expenses and other current assets	$105,634	$12,325

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Office equipment	$6,823	$5,742
Furniture and fixtures	2,935	2,935
Machinery and equipment	1,250	1,250
Construction in progress	51,301	40,051
Property and equipment, gross	62,309	49,978
Less: accumulated depreciation	(3,036)	(1,562)
Property and equipment, net	$59,273	$48,416

The Company recorded depreciation expense of $758 and $141 during the three months ended June 30, 2015 and 2014, respectively. The Company recorded depreciation expense of $1,474 and $287 during the six months ended June 30, 2015 and 2014, respectively.

Note 8. Convertible Notes Payable

As of June 30, 2015, the Company had remaining convertible debentures in the total amount of $71,500. The debentures were originally issued on April 24, 2014, mature on April 24, 2016, pay zero interest, and are convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. The debentures have been discounted in the amount of $71,500 due to the intrinsic value of the beneficial conversion option. As of June 30, 2015, the aggregate carrying value of the debentures was $42,255, net of debt discounts of $29,245, and is reflected on the Company’s consolidated balance sheet as Convertible notes payable, net. Amortization of debt discount, which is reflected on the consolidated statement of operations as interest expense, was $8,901 and zero for the three months ended June 30, 2015 and June 30, 2014, respectively. Amortization of debt discount was $17,704 and zero for the six months ended June 30, 2015 and June 30, 2014, respectively.

Table of Contents	10

In connection with the Reverse Merger and the issuance of convertible notes payable as described in the preceding paragraph, a previously held short-term note payable with a principal amount of $35,000 was deemed to be fully satisfied. The Company recorded interest expense related to this note of $261 during the six months ended June 30, 2014.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Accrued legal fees	$33,938	$101,509
Accrued payroll liabilities	8,066	11,522
Accrued accounting fees	5,000	5,000
Due to directors	1,769	1,999
Other	2,669	5,488
Accrued and other current liabilities	$51,442	$125,518

Note 10. Net Income (Loss) Per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(43,614)	$(55,903)	$(270,452)	$(90,535)
Weighted average shares used for basic net loss per common share	45,752,033	29,550,179	45,275,183	29,550,179
Incremental diluted shares	—	—	—	—
Weighted average shares used for diluted net loss per commo share	45,752,033	29,550,179	45,275,183	29,550,179
Net loss per common share:
Basic	$(0.00)*	$(0.00)*	$(0.01)	$(0.00)*
Diluted	$(0.00)*	$(0.00)*	$(0.01)	$(0.00)*

*denotes net loss per common share of less than $0.01.

For the three months ended June 30, 2015 and 2014, as a result of the net loss for the period, the Company excluded 1,384,293 shares from its calculation of diluted net income (loss) per common share because their effect would have been antidilutive. These shares were comprised of 90,022 shares of restricted stock, 400,521 of warrants and 893,750 of share equivalents associated with convertible notes payable. For the six months ended June 30, 2015, as a result of the net loss for the period, the Company excluded 1,381,552 shares from its calculation of diluted net income (loss) per common share because their effect would have been antidilutive. These shares were comprised of 87,281 shares of restricted stock, 400,521 of warrants and 893,750 of share equivalents associated with convertible notes payable. No potentially dilutive shares were issued or outstanding during the three and six months ended June 30, 2014.

Table of Contents	11

Note 11. Related Party Transactions

From time to time, the Company purchases inventory and equipment from Baroud Development Group, in which Anthony Baroud, formerly the Company’s Chief Technology Officer, is an owner. During the three months ended June 30, 2015 and 2014, total such purchases were zero and $3,300, respectively. During the six months ended June 30, 2015 and 2014, total such purchases were zero and $30,300, respectively.

During the three and six months ended June 30, 2014, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith.

During the three and six months ended June 30, 2015, the Company incurred $4,701 and $18,588 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, is a partner. These expenses are payable in 12,053 shares of common stock for the three months ended June 30, 2015 and 47,660 total shares of common stock for the six months ended June 30, 2015. No such expenses were incurred during the three and six months ended June 30, 2014. As of June 30, 2015, the Company owed Mr. Migliarese $25,227 in cash and 77,660 shares of common stock valued at $36,888. As of December 31, 2014, the Company owed Mr. Migliarese $30,227 in cash and 30,000 shares of common stock valued at $18,300.

Note 12. Commitments and Contingent Liabilities

Under the terms of the Company’s agreement with the manufacturer of its exit packing product, the SatchelTM, the Company is committed to the purchase of a total of 500,000 units at a price per unit of $1.00. As of June 30, 2015, a total of 144,600 units had yet to be received, for a remaining purchase commitment of $144,600. As of the date of this report, the manufacturer has not met the delivery schedule established under the agreement, which represents a material breach of the agreement under its terms.

During the six months ended June 30, 2015, the Company entered into an agreement with a third-party service provider for services to be compensated in shares of common stock. Under the terms of the agreement, the Company issued 50,000 shares of its common stock during the three months ended June 30, 2015, which were due upon execution, and the Company is obligated to issue an additional 150,000 share of its common stock upon the fulfillment of certain stated deliverables.

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services. The Company is not currently a party to any pending legal proceedings.

Note 13. Stock-based Compensation

During the three and six months ended June 30, 2015, the Company recorded a total of $37,123 and $80,394 of stock-based compensation expense to employees, which was the result of the following activity:

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 202,500 restricted shares granted as of June 30, 2015. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Table of Contents	12

The following table summarizes the Company’s restricted share award activity during the six months ended June 30, 2015:

		Weighted Average
	Restricted Shares	Grant Date
	Common Stock	Fair Value
Outstanding unvested at December 31, 2014	150,000	$0.94
Granted	167,481	0.36
Vested restricted shares	(114,981)	0.21
Forfeited	(50,000)	0.91
Outstanding unvested at June 30, 2015	152,500	$0.87

During the three and six months ended June 30, 2015, the Company granted 114,981 and 167,481 restricted shares. Total stock-based compensation expense for restricted shares was $37,123 and $80,394 for the three and six months ended June 30, 2015. The Company had no stock-based compensation activity during or preceding the three months ended June 30, 2014.

Unrecognized stock-based compensation expense related to outstanding unvested restricted shares as of June 30, 2015 is expected to be recognized over a weighted average period of 0.4 years, as follows:

Future Stock-Based
Compensation Expense
(Restricted Shares)
2015	$34,768
2016	$632
Thereafter	—
Total	$35,400

As of June 30, 2015, fully-vested warrants issued to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three or six months ended June 30, 2015; consequently, no stock-based compensation expense associated with warrants was recorded during the three or six months ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of June 30, 2015 and December 31, 2014, the warrants had 4.4 and 4.9 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the three months ended June 30, 2014.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As these stock options were not granted as of June 30, 2015, no expense in relation to these options was recognized during the three and six months ended June 30, 2015.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the six months ended June 30, 2015, the following related activity occurred:

Table of Contents	13

•	The Company incurred $18,588 of expense payable in 47,660 common shares to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, is a partner. During the six months ended June 30, 2014, the Company did not incur any such expenses.
•	The Company issued 200,000 common shares valued at $156,000 to a professional service provider in exchange for $200 and services to be rendered from January 2015 to January 2016. The Company recorded expense of $68,296 on its condensed consolidated statement of operations during the six months ended June 30, 2015; $87,504 was reflected as prepaid and other current assets as of June 30, 2015.
•	The Company agreed to issue 200,000 common shares valued at $82,000 to a professional service provider in exchange for services. Of these shares, 50,000 were earned and issued as of June 30, 2015, for which $20,500 of expense was recognized on the condensed consolidated statement of operations for the period. An additional 150,000 common shares, valued at $61,500, are issuable upon the service provider meeting certain established deliverables. The agreement is effective through August 30, 2015.

Note 14. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three and six month periods ended June 30, 2015 and June 30, 2014.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

During the six months ended June 30, 2015:

•	Stock-based compensation granted to employees resulted in an increase to additional paid-in capital of $80,394,
•	50,000 shares of common stock were issued as compensation for professional services,
•	200,000 shares of common stock, valued at $156,000, were issued as prepaid compensation for professional services settled in stock in lieu of cash. As of June 30, 2015, $68,296 of this expense was recognized and $87,504 was reflected on the consolidated balance sheet within prepaid expenses and other current assets, and
•	125,000 shares of previously issued common stock were rescinded and canceled.

Common Stock Shares Issuable

During the six months ended June 30, 2015:

•	The Company sold 833,333 shares of common stock for $250,000 of cash; these shares were fully issuable as of March 31, 2015,
•	50,000 shares of common stock, valued at $20,500, were earned and issued as compensation for professional services settled in stock in lieu of cash, and
•	47,660 shares of common stock, valued at $18,588, were earned by and issuable to an accounting firm in which the Company’s Chief Financial Officer is a partner as compensation for professional services to be settled in stock in lieu of cash.

As a result of the transactions described above, as of June 30, 2015, there were 44,643,750 shares of our common stock issued and outstanding and the balances of common stock and additional paid-in capital were $446 and $4,225,005, respectively. An additional 1,025,974 shares of common stock were issuable to an investor, various service providers and employees.

Table of Contents	14

Note 15. Reportable Segments

The Company operates in one segment, in the regulated cannabis industry, as a provider of professional consulting services, products and equipment.

Note 16. Subsequent Events

No subsequent events requiring disclosure or adjustment have occurred after the balance sheet date and before issuance of the Company's financial statements.

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

On May 15, 2014, BIMI entered into a merger agreement (“the Merger Agreement”) to acquire 100% of the issued and outstanding American Cannabis Consulting while simultaneously disposing of 100% of the issued share capital EsoTV (“the Separation Agreement”). Both the merger with American Cannabis Consulting and disposal of EsoTV were completed on September 29, 2014. BIMI subsequently amended its Articles of Incorporation to change its name to American Cannabis Company, Inc. On October 10, 2014, American Cannabis Company, Inc. changed its stock symbol from BIMI to AMMJ.

Table of Contents	16

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The following table presents our consolidated operating results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months		Three Months
	Ended	% of	Ended	% of
	June 30, 2015	Revenues	June 30, 2014	Revenues	$ Change
Revenues
Consulting services	$268,488	57.3	$103,540	97.9	$164,948
Products and equipment	200,257	42.7	2,190	2.1	198,067
Total revenues	$468,745	100.0	$105,730	100.0	$363,015
Costs of revenues
Cost of consulting services(1)	115,522	43.0	55,464	53.6	60,058
Cost of products and equipment(1)	176,347	88.1	1,992	91.0	174,355
Total cost of revenues	291,869	62.3	57,456	54.3	234,413
Gross Profit	176,876	37.7	48,274	45.7	128,602
Operating expenses
General and administrative	159,850	34.1	77,887	73.7	81,963
Selling and marketing	113,224	24.2	26,072	24.7	87,152
Research and development	11,350	2.4	—	—	11,350
Total operating expenses	284,424	60.7	103,959	98.3	180,465
Income (loss) from operations	(107,548)	(22.9)	(55,685)	(52.7)	(51,863)
Other income (expense)
Gain on debt extinguishment	72,771	15.5	—	—	72,771
Interest income (expense), net	(8,837)	(1.9)	(218)	(0.2)	(8,619)
Total other income (expense)	63,934	13.6	(218)	(0.2)	64,152
Net income (loss) before income taxes	(43,614)	(9.3)	(55,903)	(52.9)	12,289
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(43,614)	(9.3)	$(55,903)	(52.9)	$12,289

(1) Percentage of net revenues of line of business.

Table of Contents	17

Revenues

Total revenues were $468,745 for the three months ended June 30, 2015, compared to $105,730 for the three months ended June 30, 2014, an increase of $363,015. This increase was primarily due to the further establishment of our products and equipment offerings and growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. For the three months ended June 30, 2015, consulting services revenue was $268,488, or 57.3% of total revenue, compared to $103,540, or 97.9% of total revenues for the three months ended June 30, 2014. For the three months ended June 30, 2015, products and equipment revenue was $200,257, or 42.7% of total revenues, compared to $2,190, or 2.1% of total revenues for the three months ended June 30, 2014. This increase was primarily driven by sales of our child-proof exit packaging solution, The Satchel ™, which we introduced subsequent to the three months ended June 30, 2014, as well as higher sales of our other product and equipment offerings.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended June 30, 2015, our total costs of revenues were $291,869, or 62.3% of total revenues. This compares to total costs of revenues for the three months ended June 30, 2014 of $57,456, or 54.3% of total revenues. The increase in costs of revenues of $234,413 was primarily due to the increase in sales volume discussed above and internal infrastructure development.

For the three months ended June 30, 2015, consulting-related costs were $115,522, or 43.0% of consulting-related revenue, as compared to $55,464, or 53.6% of consulting-related revenue for the three months ended June 30, 2014. The increase in total dollars of $60,058 is a result of higher consulting sales volume during the period, while the decrease as a percentage of consulting-related revenue reflects margin improvements achieved during the period. Costs associated with products and equipment were $176,347, or 88.1% of total products and equipment revenue for the three months ended June 30, 2015 as compared to $1,992, or 91.0% of total products and equipment revenue for the three months ended June 30, 2014, as our products and equipment line of business was not fully developed during the three months ended June 30, 2014.

Gross Profit

Total gross profit was $176,876 for the three months ended June 30, 2015, comprised of consulting services gross profit of $152,966 and products and equipment gross profit of $23,910. This compares to total gross profit of $48,274 for the three months ended June 30, 2014, comprised of consulting services gross profit of $48,076 and products and equipment gross profit of $198. These increases of $104,890 for consulting services gross profit and $23,712 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 37.7% for the three months ended June 30, 2015 and 45.7% for the three months ended June 30, 2014. This decrease was primarily due to product and equipment sales making up a higher proportion of sales during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, as margins are lower for this line of business than for consulting services.

Operating Expenses

Total operating expenses were $284,424, or 60.7% of total revenues for the three months ended June 30, 2015, compared to $103,959, or 98.3% of total revenues for the three months ended June 30, 2014. This increase was primarily due to increased headcount to meet the increasing demand and address selling, marketing and research and development functions, as well as higher operating expenses associated with becoming an SEC registrant. Professional fees, which include legal, auditing and accounting expenses, were $91,411 for the three months ended June 30, 2015, compared to $49,833 for the three months ended June 30, 2014.

Note: On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its then Hollister & Blacksmith, Inc. common shares to three employees for $200. Because this transaction occurred after the signature of a letter of intent and shortly prior to the announcement of the Reverse Merger on May 15, 2014, the Company based its determination of the fair value of this grant on the 3,171.0628 to 1 share exchange that the Reverse Merger would effect. Accordingly, the Company recorded stock-based compensation for the three grants of $3,132,874 in the fourth quarter of 2014. The Company changed its assessment of fair value associated with this grant during the fourth quarter of 2014; during the second quarter of 2014, the grant was recorded based on the price charged to the employee, which in turn was based on an estimate of the fair value of common shares of Hollister & Blacksmith, Inc. without considering the impact of the Reverse Merger.

Table of Contents	18

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 was income of $63,934, comprised of a gain on debt extinguishment related to the settlement of accumulated legal fees of $72,771 and net interest expense of $8,837. Net interest expense was primarily comprised of non-cash interest expense on convertible notes payable discount amortization during the period. Other income (expense) for the three months ended June 30, 2014 was $218 of net interest expense related to the short-term note payable we held during that period.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three and six months ended June 30, 2015. We were an S-Corporation throughout the three and six months ended June 30, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended June 30, 2015 was net loss of $43,614, or 9.3% of total revenues for the period, as compared to a net loss of $55,903, or 52.9% of total revenues for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table presents our consolidated operating results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months		Six Months
	Ended	% of	Ended	% of
	June 30, 2015	Revenues	June 30, 2014	Revenues	$ Change
Revenues
Consulting services	$464,058	50.9	$127,404	93.0	$336,654
Products and equipment	448,354	49.1	9,638	7.0	438,716
Total revenues	$912,412	100.0	$137,042	100.0	$775,370
Costs of revenues
Cost of consulting services(1)	216,414	46.6	74,889	58.8	141,525
Cost of products and equipment(1)	401,998	89.7	9,017	93.6	392,981
Total cost of revenues	618,412	67.8	83,906	61.2	534,506
Gross Profit	294,000	32.2	53,136	38.8	240,864
Operating expenses
General and administrative	370,349	40.6	95,893	70.0	274,456
Selling and marketing	207,529	22.7	47,517	34.7	160,012
Research and development	41,722	4.6	—	—	41,722
Total operating expenses	619,600	67.9	143,410	104.6	476,190
Income (loss) from operations	(325,600)	(35.7)	(90,274)	(65.9)	(235,326)
Other income (expense)
Gain on debt extinguishment	72,771	8.0	—	—	72,771
Interest income (expense), net	(17,623)	(1.9)	(261)	(0.2)	(17,362)
Total other income (expense)	55,148	6.0	(261)	(0.2)	55,409
Net income (loss) before income taxes	(270,452)	(29.6)	(90,535)	(66.1)	(179,917)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(270,452)	(29.6)	$(90,535)	(66.1)	$(179,917)

(1) Percentage of net revenues of line of business.

Table of Contents	19

Revenues

Total revenues were $912,412 for the six months ended June 30, 2015, compared to $137,042 for the six months ended June 30, 2014, an increase of $775,370. This increase was primarily due to the further establishment of our products and equipment offerings and growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. For the six months ended June 30, 2015, consulting services revenue was $464,058, or 50.9% of total revenue, compared to $127,404, or 93.0% of total revenues for the six months ended June 30, 2014. For the six months ended June 30, 2015, products and equipment revenue was $448,354, or 49.1% of total revenues, compared to $9,638, or 7.0% of total revenues for the six months ended June 30, 2014. This increase was primarily driven by sales of our child-proof exit packaging solution, The Satchel ™, which we introduced subsequent to June 30, 2014, as well as higher sales of our other product and equipment offerings as our market presence has increased.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the six months ended June 30, 2015, our total costs of revenues were $618,412, or 67.8% of total revenues. This compares to total costs of revenues for the six months ended June 30, 2014 of $83,906, or 61.2% of total revenues. The increase in costs of revenues of $534,506 was primarily due to the increase in sales volume discussed above, particularly products and equipment, as well as internal infrastructure development.

For the six months ended June 30, 2015, consulting-related costs were $216,414, or 46.6% of consulting-related revenue, as compared to $74,889, or 58.8% of consulting-related revenue for the six months ended June 30, 2014. The increase in total dollars of $141,525 is a result of higher consulting sales volume during the period, while the decrease as a percentage of consulting-related revenue reflects margin improvements achieved during the period. Costs associated with products and equipment were $401,998, or 89.7% of total products and equipment-related revenue for the six months ended June 30, 2015 as compared to $9,017, or 93.6% of total products and equipment-related revenue for the six months ended June 30, 2014, as our products and equipment line of business was not fully developed during the six months ended June 30, 2014.

Gross Profit

Total gross profit was $294,000 for the six months ended June 30, 2015, comprised of consulting services gross profit of $247,644 and products and equipment gross profit of $46,356. This compares to total gross profit of $53,136 for the six months ended June 30, 2014, comprised of consulting services gross profit of $52,515 and products and equipment gross profit of $621. These increases of $195,129 for consulting services gross profit and $45,735 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 32.2% for the six months ended June 30, 2015 and 38.8% for the six months ended June 30, 2014. This decrease was primarily due to product and equipment sales making up a higher proportion of sales during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, as margins are lower for this line of business than for consulting services.

Operating Expenses

Total operating expenses were $619,600, or 67.9% of total revenues for the six months ended June 30, 2015, compared to $143,410, or 104.6% of total revenues for the six months ended June 30, 2014. This increase was primarily due to increased headcount to meet the increasing demand and address selling, marketing and research and development functions, as well as higher operating expenses associated with becoming an SEC registrant. Professional fees, which include legal, auditing and accounting expenses, were $252,598 for the six months ended June 30, 2015, compared to $55,913 for the sx months ended June 30, 2014.

Table of Contents	20

Note: On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its then Hollister & Blacksmith, Inc. common shares to three employees for $200. Because this transaction occurred after the signature of a letter of intent and shortly prior to the announcement of the Reverse Merger on May 15, 2014, the Company based its determination of the fair value of this grant on the 3,171.0628 to 1 share exchange that the Reverse Merger would effect. Accordingly, the Company recorded stock-based compensation for the three grants of $3,132,874 in the fourth quarter of 2014. The Company changed its assessment of fair value associated with this grant during the fourth quarter of 2014; during the second quarter of 2014, the grant was recorded based on the price charged to the employee, which in turn was based on an estimate of the fair value of common shares of Hollister & Blacksmith, Inc. without considering the impact of the Reverse Merger.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2015 was income of $55,148, comprised of a gain on debt extinguishment related to the settlement of accumulated legal fees of $72,771 and net interest expense of $17,623. Net interest expense was primarily comprised of non-cash interest expense on convertible notes payable discount amortization during the period. Other income (expense) for the six months ended June 30, 2014 was comprised of $261 of net interest expense related to the short-term note payable we held during that period.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three and six months ended June 30, 2015. We were an S-Corporation throughout the three and six months ended June 30, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the six months ended June 30, 2015 was net loss of $270,452, or 29.6% of total revenues for the period, as compared to a net loss of $90,535, or 66.1% of total revenues for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, our primary internal sources of liquidity were our current balances of cash and cash equivalents of $227,513 and accounts receivable of $102,484. Our primary cash needs are funding working capital requirements and capital expenditures. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions. For the six months ended June 30, 2015, primarily as a result of non-cash expenses, the Company’s operating cash flows were a use of $175,368 despite a net loss of $270,452. Additionally, despite a history of net operating losses and negative operating cash flow, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Table of Contents	21

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $175,368, consisting of net loss of $270,452, non-cash adjustments reconciling net income to net cash used in operating activities of $134,186 and a net use of cash of $39,102 from changes in operating assets and liabilities. The net non-cash adjustments of $134,186 were due to amortization of the discount on convertible notes payable of $17,704, employee stock-based compensation of $80,394, professional services compensated in shares of common stock of $107,385 and depreciation of $1,474, partially offset by a gain on debt extinguishment related to a negotiated settlement of legal fees of $72,771. Changes in operating assets and liabilities, a net use of cash of $39,102, were the result of a decrease in deferred revenue of $144,115, an increase in accounts receivable of $44,842 on higher sales volume, an increase in inventory of $25,600 primarily related to Satchels, an increase in prepaid expenses and other current assets of $5,606 and a decrease in accrued and other current liabilities of $1,511, mostly offset by a decrease in deposits of $102,202 primarily due to the receipt of Satchels during the period and an increase in accounts payable of $80,370.

For the six months ended June 30, 2014, net cash provided by operating activities was $73,998, which consisted of net loss of $90,535, non-cash adjustments reconciling net income to net cash provided by operating activities of $287 (depreciation expense) and changes in operating assets and liabilities of $164,246. Changes in operating assets and liabilities, a source of cash of $164,246, was due to an increase in deferred revenue of $105,533, an increase in accrued and other current liabilities of $51,713, an increase in accounts payable of $46,427 and a decrease in accounts receivable of $1,250, partially offset by an increase in inventory of $29,198 and an increase in prepaid and other current assets of $11,479.

Investing Activities

Investing activities were a use of cash of $12,332 for the six months ended June 30, 2015 due to purchases of property and equipment, primarily reflecting additional spending on our demonstration inventory unit which is classified as construction-in-progress. Investing activities were a use of $1,250 for the six months ended June 30, 2014, reflecting purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $250,000 for the six months ended June 30, 2015 reflected the sale of 833,333 shares of common stock to an investor during the period. During the six months ended June 30, 2014, financing activities were a source of $211,842, as $215,642 was assumed from BIMI in connection with the reverse merger, $200 of proceeds were received from the sale of common stock, and $4,000 was distributed to owners. Also during the six months ended June 30, 2014, proceeds from a short-term note payable of $35,000 was received but fully offset by a use of $35,000 related to settlement of the note.

Off Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Table of Contents	22

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Adjusted EBITA Reconciliation:
Net income (loss)	$(43,614)	$(55,903)	$(270,452)	$(90,535)
Stock-based compensation to employees	37,123	—	80,394	—
Stock-based compensation to service providers	43,544	—	107,385	—
Interest expense, net	8,837	218	17,623	261
Tax expense (benefit)	—	—	—	—
Adjusted EBITA	$45,890	$(55,685)	$(65,050)	$(90,274)

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

Changes in Internal Controls

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

Table of Contents	23

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three or six months ended June 30, 2015 or 2014.

ITEM 5. OTHER INFORMATION

On April 1, 2015, Anthony Baroud was removed as Chief Technology Officer of the Company.

Table of Contents	24

ITEM 6. EXHIBITS

This list is intended to constitute the exhibit index.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Table of Contents	25

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date: August 19, 2015	By:	/s/ Corey Hollister
Corey Hollister,
Chief Financial Officer
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Antonio Migliarese
Antonio Migliarese,
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	26