Form 10-Q
period 2015-09-30
American Cannabis Company, Inc.
filed 2015-11-23
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2901715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5690 Logan St #A
Denver, Colorado	80216
(Address of principal executive offices)	(Zip Code)

(303) 974-4770
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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

On November 6, 2015, 44,808,731 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$488,822	$165,213
Accounts receivable, net	189,783	57,642
Deposits	371,235	181,941
Inventory	72,402	4,555
Prepaid expenses and other current assets	75,824	12,325
Total current assets	1,198,066	421,676
Noncurrent assets
Property and equipment, net	70,563	48,416
Noncurrent deposits	4,500	—
Total noncurrent assets	75,063	48,416
Total assets	$1,273,129	$470,092
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$151,403	$62,136
Deferred revenue	849,672	173,528
Convertible notes, net of discount	51,254	24,551
Accrued and other current liabilities	50,960	125,518
Total current liabilities	1,103,289	385,733
Total liabilities	1,103,289	385,733
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,808,731 and 44,518,750 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	448	446
Additional paid-in capital	4,247,467	3,699,526
Retained deficit	(4,078,075)	(3,615,613)
Total stockholders' equity	169,840	84,359
Total liabilities and stockholders' equity	$1,273,129	$470,092

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	1

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues
Consulting services	$143,072	$312,010	$607,130	$439,414
Products and equipment	200,057	169,588	648,411	179,226
Total revenues	343,129	481,598	1,255,541	618,640
Costs of revenues
Cost of consulting services	79,245	132,573	295,659	207,462
Cost of products and equipment	190,547	138,816	592,545	147,833
Total cost of revenues	269,792	271,389	888,204	355,295
Gross Profit	73,337	210,209	367,337	263,345
Operating expenses
General and administrative	174,069	82,260	544,418	178,153
Selling and marketing	73,950	51,713	281,479	99,230
Research and development	8,404	—	50,126	—
Total operating expenses	256,423	133,973	876,023	277,383
Income (loss) from operations	(183,086)	76,236	(508,686)	(14,038)
Other income (expense)
Gain on debt extinguishment	—	—	72,771	—
Interest income (expense), net	(8,924)	(998)	(26,547)	(1,259)
Total other income (expense)	(8,924)	(998)	46,224	(1,259)
Net income (loss) before income taxes	(192,010)	75,238	(462,462)	(15,297)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(192,010)	$75,238	$(462,462)	$(15,297)

Basic and diluted net income (loss) per common share	$(0.00)*	$0.00 *	$(0.01)	$(0.00)*

Basic weighted average common shares outstanding	45,702,876	31,910,071	45,348,984	25,368,502
Diluted weighted average common shares outstanding	45,702,876	36,900,161	45,348,984	25,368,502

*denotes net income (loss) per common share of less than $0.01.

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	2

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(462,462)	$(15,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,435	499
Amortization of discount on convertible notes payable	26,703	85,917
Bad debt expense	6,015	—
Adjustment for recapitalization upon reverse merger	—	(296,361)
Stock-based compensation to employees	102,857	10,947
Stock-based compensation to service providers	146,655	—
Gain on debt extinguishment	(72,771)	—
Changes in operating assets and liabilities
Accounts receivable	(138,156)	(81,117)
Deposits	(193,794)	(168,000)
Inventory	(67,847)	(31,500)
Prepaid expenses and other current assets	(15,066)	(27,632)
Deferred revenue	676,144	173,386
Accrued and other current liabilities	(1,993)	98,466
Accounts payable	89,472	1,755
Net cash provided by (used in) operating activities	98,192	(248,937)
Cash flows from investing activities:
Purchases of property and equipment	(24,583)	(2,602)
Net cash used in investing activities	(24,583)	(2,602)
Cash flows from financing activities:
Proceeds from sale of common stock	250,000	200
Proceeds from short-term notes payable	—	35,000
Settlement of short-term notes payable	—	(35,000)
Proceeds from issuance of convertible notes payable	—	395,000
Distributions to S-Corporation owners	—	(4,000)
Net cash provided by financing activities	250,000	391,200
Net increase in cash and cash equivalents	323,609	139,661
Cash and cash equivalents at beginning of period	165,213	17,597
Cash and cash equivalents at end of period	488,822	157,258

Supplemental disclosure of cash flow information:
Cash paid for (received from) interest	$(155)	$261
Cash paid for (received from) income taxes, net	$—	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC. AND SUBSIDIARY

FORMERLY BRAZIL INTERACTIVE MEDIA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

On May 15, 2014, BIMI entered into a merger agreement (“the Merger Agreement”) to acquire 100% of the issued and outstanding shares of American Cannabis Consulting while simultaneously disposing of 100% of the issued share capital EsoTV (“the Separation Agreement”). Both the merger with American Cannabis Consulting and disposal of EsoTV were completed on September 29, 2014. BIMI subsequently amended its Articles of Incorporation to change its name to American Cannabis Company, Inc. On October 10, 2014, American Cannabis Company, Inc. changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Immediately following the completion of the Merger Agreement, former shareholders of American Cannabis Consulting owned 31,710,628 shares of American Cannabis Company, Inc.’s common stock representing 78.44% of American Cannabis Company, Inc.’s issued and outstanding share capital. Accordingly, American Cannabis Consulting was deemed to have been the accounting acquirer in a Reverse Merger, which resulted in a recapitalization of the Company. Consequently, the Company’s condensed consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) since September 29, 2014.

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

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in an inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. The Company’s allowance for doubtful accounts was $10,512 and $9,338 as of September 30, 2015 and December 31, 2014, respectively. The Company recorded bad debt expense of $6,015 for the three and nine months ended September 30, 2015 and did not record any bad debt expense for the three and nine months ended September 30, 2014.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Table of Contents	5

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of September 30, 2015 and December 31, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended September 30, 2015, two customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 63% of the Company’s total revenues for the period. For the three months ended September 30, 2014, three customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 72% of the Company’s total revenues for the period.

For the nine months ended September 30, 2015, three customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 68% of the Company’s total revenues for the period. For the nine months ended September 30, 2014, three clients individually accounted for 10% or more of the Company’s revenues, and in aggregate, they comprised approximately 65% of the Company’s total revenues for the period.

As of September 30, 2015, two customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 68% of the Company’s accounts receivable balance at that date. As of December 31, 2014, three customers accounted for 10% or more of the Company’s accounts receivable balance; these customers accounted for approximately 88% of the Company’s gross accounts receivable balance at that date.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2015 or December 31, 2014.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of September 30, 2015 and December 31, 2014.

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

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three and nine month periods ended September 30, 2015 and September 30, 2014, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

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

Table of Contents	7

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three and nine months ended September 30, 2015 and September 30, 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of September 30, 2015 and December 31, 2014.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three month periods ended September 30, 2015 and September 30, 2014, these costs were $2,561 and $13,884, respectively. During the nine month periods ended September 30, 2015 and September 30, 2014, these costs were $15,013 and $22,207, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. Stock-based compensation expense for restricted shares granted to employees was $22,463 and $102,857 during the three and nine months ended September 30, 2015, respectively, and was $10,947 for the three and nine month periods ended September 30, 2014. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three and nine months ended September 30, 2015 and September 30, 2014, there was no compensation expense for warrants or stock options. Compensation expense for common shares of stock, such as the Company has issued to service providers as compensation in lieu of cash, is based on an assessment of fair value as of the grant date and is recognized over the vesting period, or if the common shares immediately vest, is recognized in full upon the grant.

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were not subject to income taxes for the nine months ended September 30, 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the three and nine months ended September 30, 2015, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2015 and December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Table of Contents	8

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

See Note 11. Related Party Transactions for associated disclosures.

Recent Accounting Pronouncements

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU No. 2015-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-09”) by one year. Originally, ASU 2015-09 would have become effective for the Company beginning January 1, 2017, but under ASU 2015-14, ASU 2015-09 will now become effective for the Company beginning January 1, 2018. The Company is currently evaluating the effects, if any, that the application of ASU 2015-09 will have on its consolidated financial statements and disclosures.

Table of Contents	9

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Gross accounts receivable	$200,295	$66,980
Less: allowance for doubtful accounts	(10,512)	(9,338)
Accounts receivable, net	$189,783	$57,642

The Company recorded bad debt expense of $6,015 for the three and nine months ended September 30, 2015 and did not record any bad debt expense for the three and nine months ended September 30, 2014.

Note 4. Deposits

Deposits was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Current deposits
Inventory deposits	$371,235	$179,941
Operating lease deposits	—	2,000
Total current deposits	371,235	181,941
Noncurrent deposits
Operating lease deposits	4,500	—
Total noncurrent deposits	$4,500	$—

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of September 30, 2015 and December 31, 2014 of $72,404 and $4,555, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Prepaid professional services compensated in stock	$48,234	$—
Prepaid expenses	27,590	9,454
Other current assets	—	2,871
Prepaid expenses and other current assets	$75,824	$12,325

Table of Contents	10

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Office equipment	$7,471	$5,742
Furniture and fixtures	5,909	2,935
Machinery and equipment	2,336	1,250
Construction in progress	58,844	40,051
Property and equipment, gross	74,560	49,978
Less: accumulated depreciation	(3,997)	(1,562)
Property and equipment, net	$70,563	$48,416

The Company recorded depreciation expense of $961 and $212 during the three months ended September 30, 2015 and September 30, 2014, respectively. The Company recorded depreciation expense of $2,435 and $499 during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Note 8. Notes Payable

As of September 30, 2015, the Company had remaining convertible debentures in the total amount of $71,500. The debentures were originally issued on April 24, 2014, mature on April 24, 2016, pay zero interest, and are convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. The debentures have been discounted in the amount of $71,500 due to the intrinsic value of the beneficial conversion option. As of September 30, 2015, the aggregate carrying value of the debentures was $51,254, net of debt discounts of $20,246, and as of December 31, 2014, the aggregate value of the debentures was $24,551, net of debt discounts of $46,949. The debentures are reflected on the Company’s consolidated balance sheet as Convertible notes payable, net. Amortization of debt discount, which is reflected on the consolidated statement of operations as interest expense, was $8,999 and $1,081 for the three months ended September 30, 2015 and September 30, 2014, respectively. Amortization of debt discount was $26,703 and $1,081 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

In connection with the Reverse Merger and the issuance of convertible notes payable as described in the preceding paragraph, a previously held short-term note payable with a principal amount of $35,000 was deemed to be fully satisfied during the second quarter of 2015. Accordingly, the Company recorded gain on debt extinguishment of zero and $35,000 during the three and nine months ended September 30, 2014, respectively. The Company recorded interest expense related to this note of zero and $261 during the three and nine months ended September 30, 2014, respectively.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accrued payroll liabilities	$18,824	$11,522
Accrued accounting fees	10,273	5,000
Accrued legal fees	8,788	101,509
Deferred rent	6,267	—
Due to directors	—	1,999
Other	6,808	5,488
Accrued and other current liabilities	$50,960	$125,518

Table of Contents	11

Note 10. Net Income (Loss) Per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$(192,010)	$75,238	$(462,462)	$(15,297)
Weighted average shares used for basic net loss per common share	45,702,876	31,910,071	45,348,984	25,368,502
Incremental diluted shares	—	4,990,090	—	—
Weighted average shares used for diluted net loss per common share	45,702,876	36,900,161	45,348,984	25,368,502
Net loss per common share:
Basic	$(0.00)*	$0.00 *	$(0.01)	$(0.00)*
Diluted	$(0.00)*	$0.00 *	$(0.01)	$(0.00)*

*denotes net income (loss) of less than $0.01 per common share.

For the three months ended September 30, 2015, as a result of the net loss for the period, the Company excluded 1,955,661 shares from its calculation of diluted net income (loss) per common share, comprised of 80,605 shares of restricted stock, 981,308 of warrants and 893,750 of share equivalents associated with convertible notes payable, because their effect would have been antidilutive. There were no antidilutive common shares issued or outstanding for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, as a result of the net loss for the period, the Company excluded 1,345,999 total shares from its calculation of diluted net income (loss) per common share, comprised of 33,733 shares of restricted stock, 418,516 of warrants and 893,750 of share equivalents associated with convertible notes payable, because their effect would have been antidilutive. For the nine months ended September 30, 2014, as a result of the net loss for the period, the Company excluded 1,681,642 shares from its calculation of diluted net income (loss) per common share because their effect would have been antidilutive.

Note 11. Related Party Transactions

During the three and nine months ended September 30, 2015, the Company incurred $2,273 and $20,861 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, was a partner. Such expenses incurred during the three months ended September 30, 2015 are fully payable in cash; such expenses incurred during the nine months ended September 30, 2015 are payable in cash of $2,273 and 47,660 shares of common stock valued at $18,588. As of September 30, 2015, the Company owed Mr. Migliarese $27,500 in cash and 77,660 shares of common stock valued at $36,888.

During the three and nine months ended September 30, 2014, $17,200 such expenses were incurred, payable in cash of $5,000 and 20,000 shares of common stock valued at $12,200. As of December 31, 2014, the Company owed Mr. Migliarese $30,227 in cash and 30,000 shares of common stock valued at $18,300.

During the nine months ended September 30, 2015, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith.

Table of Contents	12

Prior to fiscal 2015, the Company occasionally purchased inventory and equipment from Baroud Development Group, in which Anthony Baroud, the Company’s former Director and Chief Technology Officer, was an owner. During the three and nine month periods ended September 30, 2014, total such purchases were $10,415 and $40,715, respectively.

Note 12. Commitments and Contingent Liabilities

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services. The Company is not currently a party to any pending legal proceedings.

On March 1, 2015, the Company entered into an agreement with a third-party service provider for services to be compensated in shares of common stock. Under the terms of the agreement, the Company issued 50,000 shares of its common stock during the second quarter of 2015, which were due upon execution, and the Company was obligated to issue an additional 150,000 shares of common stock upon the fulfillment of certain stated deliverables. On September 21, 2015 the Company and the third-party service provider entered into an agreement under which it was agreed that the additional 150,000 shares of common stock would not be issued. Accordingly, no commitments or contingencies related to this arrangement existed as of September 30, 2015.

All of the units under the terms of the Company’s original agreement with the manufacturer of its exit packing product, the Satchel, had been received by September 30, 2015, and accordingly, no commitments or contingencies related to this arrangement existed as of September 30, 2015.

Note 13. Stock-based Compensation

During the three and nine months ended September 30, 2015, the Company recorded a total of $22,463 and $102,857 of stock-based compensation expense to employees, which was the result of the following activity:

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

The following table summarizes the Company’s restricted share award activity during the nine months ended September 30, 2015:

		Weighted Average
	Restricted Shares	Grant Date
	Common Stock	Fair Value
Outstanding unvested at December 31, 2014	150,000	$0.94
Granted	167,481	0.36
Vested restricted shares	(164,981)	0.54
Forfeited	(50,000)	0.91
Outstanding unvested at September 30, 2015	102,500	$0.65

During the three and nine months ended September 30, 2015, the Company granted zero and 167,481 restricted shares, and total stock-based compensation expense for restricted shares was $22,463 and $102,857 for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company granted 50,000 restricted shares with a fair value at grant date of $1.31 and recognized $10,947 in associated stock-based compensation expense.

Table of Contents	13

Unrecognized stock-based compensation expense related to outstanding unvested restricted shares as of September 30, 2015 is expected to be recognized over a weighted average period of 0.2 years, as follows:

Future Stock-Based
Compensation Expense
(Restricted Shares)
2015	$12,304
2016	633
Thereafter	—
Total	$12,937

Warrants

As of September 30, 2015, fully-vested warrants issued to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three or nine months ended September 30, 2015; consequently, no stock-based compensation expense associated with warrants was recorded during the three or nine months ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of September 30, 2015 and December 31, 2014, the warrants had 4.1 and 4.9 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the three months ended September 30, 2014.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As these stock options were not granted as of September 30, 2015, no expense in relation to these options was recognized during the three and nine months ended September 30, 2015.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the nine months ended September 30, 2015, the following related activity occurred:

•	The Company incurred $18,588 of expense payable in 47,660 common shares to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s Chief Financial Officer, was a partner. During the nine months ended September 30, 2014, the Company incurred $12,200 of expense payable in 20,000 common shares to New Era CPAs. As of September 30, 2015, 77,660 common shares were earned and issuable to New Era CPAs.
•	The Company issued 200,000 common shares valued at $156,000 to a professional service provider in exchange for $200 and services to be rendered from January 2015 to January 2016. The Company recorded expense of $107,566 on its condensed consolidated statement of operations during the nine months ended September 30, 2015; $48,234 was reflected within prepaid and other current assets as of September 30, 2015.
Table of Contents	14

•	The Company issued 50,000 common shares to a professional service provider under a service agreement. Of these shares, 50,000 were earned and issued as of September 30, 2015, for which $20,500 of expense was recognized on the condensed consolidated statement of operations for the period. Under the service agreement, the Company was additionally obligated to issue an additional 150,000 shares of common stock upon the fulfillment of certain stated deliverables, but on September 21, 2015, the Company and the third-party service executed a Settlement Agreement & Release by which it was agreed that the additional 150,000 shares of common stock would not be issued.

Note 14. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three and nine month periods ended September 30, 2015 and September 30, 2014.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

During the nine months ended September 30, 2015:

•	Stock-based compensation granted to employees resulted in an increase to additional paid-in capital of $102,856
•	164,981 shares associated with employee stock-based compensation plans vested and were issued, resulting in an increase to common stock of $2.
•	50,000 shares of common stock, valued at $20,500, were earned and issued as compensation for professional services,
•	200,000 shares of common stock, valued at $156,000, were issued as prepaid compensation for professional services settled in stock in lieu of cash. As of September 30, 2015, $107,566 of this expense was recognized and $48,234 was reflected on the consolidated balance sheet within prepaid expenses and other current assets, and
•	125,000 shares of previously issued common stock were rescinded and canceled.

Common Stock Shares Issuable

During the nine months ended September 30, 2015:

•	The Company sold 833,333 shares of common stock for $250,000 of cash; these shares were fully issuable as of September 30, 2015,
•	47,660 shares of common stock, valued at $18,588, were earned by and issuable to an accounting firm in which the Company’s Chief Financial Officer is a partner as compensation for professional services to be settled in stock in lieu of cash.

As a result of the transactions described above, as of September 30, 2015, there were 44,808,731 shares of our common stock issued and outstanding and the balances of common stock and additional paid-in capital were $448 and $4,247,467, respectively. An additional 898,940 shares of common stock were issuable to an investor and various service providers.

Note 15. Reportable Segments

The Company operates in one segment, in the regulated cannabis industry, as a provider of professional consulting services, products and equipment.

Table of Contents	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements made by us in reliance on the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward looking statements can include estimates and projections, and are subject to a number of risks, uncertainties, future events and conditions. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to inherent risks, and that as a result, our expectations, projections and actual results may materially differ. Investors and readers are directed to review all of our reports filed with the Securities and Exchange Commission, including the risks described under “Risk Factors.”

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The following table presents our consolidated results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months		Three Months
	Ended		Ended
	September 30, 2015	% of Revenues	September 30, 2014	% of Revenues	$ Change	% Change(2)
Revenues
Consulting services	$143,072	41.7	$312,010	64.8	$(168,938)	(54.1)
Products and equipment	200,057	58.3	169,588	35.2	30,469	18.0
Total revenues	343,129	100.0	481,598	100.0	(138,469)	(28.8)
Costs of revenues
Cost of consulting services(1)	79,245	55.4	132,573	42.5	(53,328)	(40.2)
Cost of products and equipment(1)	190,547	95.2	138,816	81.9	51,731	37.3
Total cost of revenues	269,792	78.6	271,389	56.4	(1,597)	(0.6)
Gross Profit	73,337	21.4	210,209	43.6	(136,872)	(65.1)
Operating expenses
General and administrative	174,069	50.7	82,260	17.1	91,809	111.6
Selling and marketing	73,950	21.6	51,713	10.7	22,237	43.0
Research and development	8,404	2.4	—	—	8,404	NM
Total operating expenses	256,423	74.7	133,973	27.8	122,450	91.4
Income (loss) from operations	(183,086)	(53.4)	76,236	15.8	(259,322)	NM
Other income (expense)
Interest income (expense), net	(8,924)	(2.6)	(998)	(0.2)	(7,926)	NM
Total other income (expense)	(8,924)	(2.6)	(998)	(0.2)	(7,926)	NM
Net income (loss) before income taxes	(192,010)	(56.0)	75,238	15.6	(267,248)	NM
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(192,010)	(56.0)	$75,238	15.6	$(267,248)	NM
(1)	Percentage of net revenues of line of business.
(2)	We use the abbreviation “NM” throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Total revenues were $343,129 for the three months ended September 30, 2015, compared to $481,598 for the three months ended September 30, 2014, a decrease of $138,469 or 28.8%. This decrease was caused by a $168,938 decrease in consulting services revenues, partially offset by a $30,469 increase in products and equipment revenues.

Table of Contents	17

For the three months ended September 30, 2015, consulting services revenue was $143,072, or 41.7% of total revenue, compared to $312,010, or 64.8% of total revenues for the three months ended September 30, 2014. This decrease was primarily caused by the timing of our consulting engagements, which varies depending on the specific states that are accepting cannabis-related license applications as well as the specific requirements of the states, as the extent of work required varies based on specific requirements. . In addition, we have been investing in research and development and focusing on expansion of our proprietary and third-party product solutions to meet the needs of maturing cannabis marketplaces. For the three months ended September 30, 2015, products and equipment revenue was $200,057, or 58.3% of total revenues, compared to $169,588, or 35.2% of total revenues for the three months ended September 30, 2014. This increase of $30,469 was primarily driven by sales during the three months ended September 30, 2015 of our child-proof exit packaging solution, the Satchel, as well as by sales of our proprietary products.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended September 30, 2015, our total costs of revenues were $269,792, or 78.6% of total revenues, compared to $271,389, or 56.4% of total revenues for the three months ended September 30, 2014.

For the three months ended September 30, 2015, consulting-related costs were $79,245, or 55.4% of consulting services revenue, as compared to $132,573, or 42.5% of consulting services revenue for the three months ended September 30, 2014. The decrease of $53,328, or 40.2%, reflects reduced consulting volume during the three months ended September 30, 2015, while the increase as a percentage of consulting-related revenues reflects higher fixed costs associated with the growth of the business.

Costs associated with products and equipment were $190,547, or 95.2% of total products and equipment revenue for the three months ended September 30, 2015, as compared to $138,816, or 81.9% of total products and equipment revenue for the three months ended September 30, 2014. These increases primarily reflect costs associated with sales of our child-proof exit packaging solution, the Satchel, which we introduced in 2014 and began selling subsequent to September 30, 2014, as well as certain costs associated with supply chain development.

Gross Profit

Total gross profit was $73,337 for the three months ended September 30, 2015, comprised of consulting services gross profit of $63,827 and products and equipment gross profit of $9,510. This compares to total gross profit of $210,209 for the three months ended September 30, 2014, comprised of consulting services gross profit of $179,437 and products and equipment gross profit of $30,772. The decrease of $115,610 for consulting services gross profit was primarily due to lower sales volume and lower margin services provided during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease of $21,262 for products and equipment gross profit was primarily due to sales of our child-proof exit packaging solution, the Satchel, which we began selling and earning revenues on subsequent to September 30, 2014. The Satchel is a low-priced product intended for volume sales, and accordingly, has a lower gross margin than other, higher priced product and equipment offerings.

As a percentage of total revenues, gross profit was 21.4% for the three months ended September 30, 2015 and 43.6% for the three months ended September 30, 2014. This decrease was due to the combined effect of product and equipment sales, a lower margin line of business compared to consulting services, making up a higher proportion of sales during the three months ended September 30, 2015, and those sales including the Satchel, as well as a reduction in revenues in our consulting services line of business related to the comparative mix of consulting engagements during the periods.

Operating Expenses

General and administrative expenses were $174,069 for the three months ended September 30, 2015, compared to $82,260 for the three months ended September 30 2014, an increase of $91,809. Of this increase, $39,270 was the result of non-cash expense associated with professional services compensated by common stock in lieu of cash. The remaining increase of $52,539 was primarily due to the combined effect of higher payroll-related expenses to ensure the capacity to meet increased business volume, as well as an increase in professional fees associated with the growth of the business.

Table of Contents	18

Selling and marketing expenses were $73,950 for the three months ended September 30, 2015, compared to $51,713 for the three months ended September 30, 2014. This increase of $22,237 reflects higher payroll-related expenses. Research and development expenses were $8,404 for the three months ended September 30, 2015 and $0 for the three months ended September 30, 2014, reflecting expenses associated with the development of proprietary product and equipment offerings during the three months ended September 30, 2015.

Note: On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its then Hollister & Blacksmith, Inc. common shares to three employees for a total of $200. Because this transaction occurred after the signature of a letter of intent and shortly prior to the announcement of the Reverse Merger on May 15, 2014, the Company based its determination of the fair value of this grant on the 3,171.0628 to 1 share exchange that the Reverse Merger would effect. Accordingly, the Company recorded stock-based compensation for the three grants of $3,132,874 in the fourth quarter of 2014. The Company changed its assessment of fair value associated with this grant during the fourth quarter of 2014; during the second quarter of 2014, the grant was recorded based on the price charged to the employee, which in turn was based on an estimate of the fair value of common shares of Hollister & Blacksmith, Inc. without considering the impact of the Reverse Merger.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2015 was expense of $8,924, primarily reflecting $8,999 of non-cash interest expense on convertible notes payable discount amortization during the period, partially offset by interest income earned on our cash accounts. Other income (expense) for the three months ended September 30, 2014 was expense of $998 of expense, reflecting $1,081 of interest expense on convertible notes payable discount amortization, partially offset by interest income earned on our cash accounts.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three and nine months ended September 30, 2015. We were an S-Corporation throughout the three and nine months ended September 30, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended September 30, 2015 was net loss of $192,010, or 56.0% of total revenues for the period, as compared to net income of $75,238, or 15.6% of total revenues for the three months ended September 30, 2014.

Table of Contents	19

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table presents our consolidated operating results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months		Nine Months
	Ended		Ended
	September 30, 2015	% of Revenues	September 30, 2014	% of Revenues	$ Change	% Change(2)
Revenues
Consulting services	$607,130	48.4	$439,414	71.0	$167,716	38.2
Products and equipment	648,411	51.6	179,226	29.0	469,185	261.8
Total revenues	1,255,541	100.0	618,640	100.0	636,901	103.0
Costs of revenues
Cost of consulting services(1)	295,659	48.7	207,462	47.2	88,197	42.5
Cost of products and equipment(1)	592,545	91.4	147,833	82.5	444,712	NM
Total cost of revenues	888,204	70.7	355,295	57.4	532,909	150.0
Gross Profit	367,337	29.3	263,345	42.6	103,992	39.5
Operating expenses
General and administrative	544,418	43.4	178,153	28.8	366,265	NM
Selling and marketing	281,479	22.4	99,230	16.0	182,249	NM
Research and development	50,126	4.0	—	—	50,126	NM
Total operating expenses	876,023	69.8	277,383	44.8	598,640	NM
Income (loss) from operations	(508,686)	(40.5)	(14,038)	(2.3)	(494,648)	NM
Other income (expense)
Gain on debt extinguishment	72,771	5.8	—	—	72,771	NM
Interest income (expense), net	(26,547)	(2.1)	(1,259)	(0.2)	(25,288)	NM
Total other income (expense)	46,224	3.7	(1,259)	(0.2)	47,483	NM
Net income (loss) before income taxes	(462,462)	(36.8)	(15,297)	(2.5)	(447,165)	NM
Income tax expense (benefit)	—	—	—	—	—	—
Net income (loss)	$(462,462)	(36.8)	$(15,297)	(2.5)	$(447,165)	NM
(1)	Percentage of net revenues of line of business.
(2)	We use the abbreviation “NM” throughout this Form 10-Q to refer to percentage changes that are not meaningful.

Revenues

Total revenues were $1,255,541 for the nine months ended September 30, 2015, compared to $618,640 for the nine months ended September 30, 2014, an increase of $636,901 or 103.0%. This increase was caused by the combined effect of a $469,185 increase in products and equipment revenues and a $167,716 increase in consulting services revenues.

For the nine months ended September 30, 2015, consulting services revenue was $607,130, or 48.4% of total revenue, compared to $439,414, or 71.0% of total revenues for the nine months ended September 30, 2014. This increase of $167,716, or 38.2%, was primarily caused by higher sales volumes as our market presence has increased and our business has become more established. For the nine months ended September 30, 2015, products and equipment revenue was $648,411, or 51.6% of total revenues, compared to $179,226, or 29.0% of total revenues for the three months ended September 30, 2014. This increase of $469,185 primarily reflects the growth of our product and equipment line of business and the related timing of product launches—for example, we began selling our child-proof exit packaging solution, the Satchel, subsequent to September 30, 2014.

Table of Contents	20

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the nine months ended September 30, 2015, our total costs of revenues were $888,204, or 70.7% of total revenues. This compares to total costs of revenues for the nine months ended September 30, 2014 of $355,295, or 57.4% of total revenues.

For the nine months ended September 30, 2015, consulting-related costs were $295,659, or 48.7% of consulting services revenue, as compared to $207,462, or 47.2% of consulting services revenue for the nine months ended September 30, 2014. This increase in costs of revenues of $88,197 was primarily due to the increase in sales volume discussed above. Costs associated with products and equipment were $592,545 for the nine months ended September 30, 2015, as compared to $147,833 for the nine months ended September 30, 2014, an increase of $444,712. This increase reflects higher sales volume as discussed above.

Gross Profit

Total gross profit was $367,337 for the nine months ended September 30, 2015, comprised of consulting services gross profit of $311,471 and products and equipment gross profit of $55,866. This compares to total gross profit of $263,345 for the nine months ended September 30, 2014, comprised of consulting services gross profit of $231,952 and products and equipment gross profit of $31,393. The increase of $79,519 for consulting services gross profit was primarily due to growth in our client base and volume of consulting operations. The increase of $24,473 for products and equipment gross profit was primarily due to further establishment of our products and equipment offerings, including sales of our child-proof exit-packaging solution, the Satchel, during the nine months ended September 30, 2015, as well as other proprietary products.

As a percentage of total revenues, gross profit was 29.3% for the nine months ended September 30, 2015 and 42.6% for the nine months ended September 30, 2014. This decrease was primarily due to the effect of product and equipment sales, a lower margin line of business compared to consulting services, making up a higher proportion of sales during the nine months ended September 30, 2015; an increase in consulting services gross margin related to higher sales volume partially offset this impact.

Operating Expenses

General and administrative expenses were $544,418, or 43.4% of total revenues for the nine months ended September 30, 2015, compared to $178,153, or 28.8% of total revenues for the nine months ended September 30, 2014, an increase of $366,265. Of this increase, $107,385 was the result of non-cash expense associated with professional services compensated by common stock in lieu of cash. The remaining increase of $258,880 was due to the combined effect of higher payroll-related expenses to ensure the capacity to meet increased business volume, and an increase in professional fees associated with the growth of the business.

Selling and marketing expenses were $281,479 for the nine months ended September 30, 2015, compared to $99,230 for the nine months ended September 30, 2014. This increase of $182,249 reflects higher payroll-related expenses on increased headcount as well as increased spending on website and internet marketing. Research and development expenses were $50,126 for the nine months ended September 30, 2015 and $0 for the nine months ended September 30, 2014, reflecting expenses associated with the development of proprietary product and equipment offerings during the 2015, including our proprietary soil product, SoHum Living Soils, introduced subsequent to September 30, 2014.

Note: On May 2, 2014, prior to the Reverse Merger, the Company granted 2,000 total shares of its then Hollister & Blacksmith, Inc. common shares to three employees for a total of $200. Because this transaction occurred after the signature of a letter of intent and shortly prior to the announcement of the Reverse Merger on May 15, 2014, the Company based its determination of the fair value of this grant on the 3,171.0628 to 1 share exchange that the Reverse Merger would effect. Accordingly, the Company recorded stock-based compensation for the three grants of $3,132,874 in the fourth quarter of 2014. The Company changed its assessment of fair value associated with this grant during the fourth quarter of 2014; during the second quarter of 2014, the grant was recorded based on the price charged to the employee, which in turn was based on an estimate of the fair value of common shares of Hollister & Blacksmith, Inc. without considering the impact of the Reverse Merger.

Table of Contents	21

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2015 was income of $46,224, comprised of a gain on debt extinguishment related to the settlement of accumulated legal fees of $72,771 and net interest expense of $26,547, primarily comprised of $26,703 of non-cash interest expense on convertible notes payable discount amortization during the period. Other income (expense) for the nine months ended September 30, 2014 was expense of $1,259, reflecting $1,081 of interest expense on convertible notes payable discount amortization, partially offset by interest income earned on our cash accounts.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three and nine months ended September 30, 2015. We were an S-Corporation throughout the three and nine months ended September 30, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the nine months ended September 30, 2015 was net loss of $462,462, or 36.8% of total revenues for the period, as compared to a net loss of $15,297, or 2.5% of total revenues for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, our primary internal sources of liquidity was our working capital, which included cash and cash equivalents of $488,822 and accounts receivable of $189,783. We also have the ability to raise additional capital as needed through external equity financing transactions. For the nine months ended September 30, 2015, primarily as a result of non-cash expenses and increases in deferred revenue, the Company’s operating cash flows were a source of $98,192 despite a net loss of $462,462. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $98,192, consisting of net loss of $462,462, non-cash adjustments reconciling net income to net cash provided by operating activities of $211,894 and a net source of cash of $348,760 from changes in operating assets and liabilities. The net non-cash adjustments of $211,894 were due to stock-based compensation granted to service providers of $146,655, employee stock-based compensation of $102,857, amortization of the discount on convertible notes payable of $26,703, bad debt expense of $6,015, and depreciation expense of $2,435, partially offset by a gain on debt extinguishment of $72,771 related to a negotiated settlement of accumulated legal fees. Changes in operating assets and liabilities, a net source of cash of $348,760, were the result of an increase in deferred revenue of $676,144 primarily related to customer prepayments on large product and equipment orders and an increase in accounts payable of $89,472, partially offset by an increase in deposits of $193,794, an increase in accounts receivable of $138,156, an increase inventory $67,847 that primarily reflects the receipt of Satchel inventory during the period, and a decrease in accrued and other current liabilities of $1,993.

Table of Contents	22

Net cash used in operating activities for the nine months ended September 30, 2014 was $248,937, consisting of net loss of $15,297, non-cash adjustments reconciling net income to net cash used in operating activities of $198,998 and a net use of cash of $34,642 from changes in operating assets and liabilities. The net non-cash adjustments of $198,998 were primarily due to the adjustment for recapitalization upon the Reverse Merger of $296,361, partially offset by cumulative amortization of the discount on convertible notes payable of $85,917, stock-based compensation of $10,947 and depreciation of $499. Changes in operating assets and liabilities, a net use of cash of $34,642, were the result of $168,000 used for deposits on inventory and an operating lease, an increase in accounts receivable of $81,117 due to increased business volume for both consulting and advisory services and product and equipment sales, an increase in inventory of $31,500 from purchases of product and equipment inventory to be sold, and an increase in prepaid expenses and other current assets of $21,632 primarily due to the cost of a demonstration inventory unit initially placed during the period, partially offset by decreases in accrued and other current liabilities of $98,466 and accounts payable of $1,755.

Investing Activities

Investing activities were a use of cash of $24,583 for the nine months ended September 30, 2015, reflecting purchases of property and equipment-- primarily additional spending on our demonstration inventory unit, which is classified as construction-in-progress. Investing activities were a use of $2,602 during the nine months ended September 30, 2014, also reflecting purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $250,000 for the nine months ended September 30, 2015 reflected the sale of 833,333 shares of common stock to an investor during the period. Net cash provided by financing activities was $391,200 for the nine months ended September 30, 2014. This was the result of the issuance of convertible notes payable for $395,000 and $200 of proceeds from the issuance of common stock, partially offset by $4,000 in distributions to S-Corporation owners. Short-term notes payable were also issued during the period for $35,000, but were fully satisfied upon issuance of the convertible notes payable, resulting in no net impact on cash flows for the period.

Off Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Table of Contents	23

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Adjusted EBITA Reconciliation:
Net income (loss)	$(192,010)	$75,238	$(462,462)	$(15,297)
Stock-based compensation to employees	22,463	10,947	102,857	10,947
Stock-based compensation to service providers	39,270	—	146,655	—
Interest expense, net	8,924	998	26,547	1,259
Tax expense (benefit)	—	—	—	—
Adjusted EBITA	$(121,353)	$87,183	$(186,403)	$(3,091)

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time frames specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of September 30, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Table of Contents	24

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

Table of Contents	25

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three or nine months ended September 30, 2015 or September 30, 2014.

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

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date:	November 23, 2015	By:	/s/ Corey Hollister
Corey Hollister, Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2015	By:	/s/ Antonio Migliarese
Antonio Migliarese, Chief Financial Officer
(Principal Financial Officer)

Table of Contents	27