Form 10-K
period 2015-12-31
American Cannabis Company, Inc.
filed 2016-04-13
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2015
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (I.R.S. Employer Identification No.)
5690 Logan Street, Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o    No ý

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2015 was approximately $19,779,249.

As of April 13, 2016, 45,642,064 shares of common stock, par value $0.00001, were outstanding.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

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

Industry and Regulatory Overview

As of March 14, 2016, 23 states and the District of Columbia allow their citizens to use medical cannabis through de-criminalization. Voters in the States of Oregon, Colorado, Washington, and Alaska have legalized cannabis for adult recreational use; Oregon’s law took effect on July 1, 2015; Alaska’s law was effective February 24, 2015; both the Colorado and Washington programs were enacted as of December 31, 2014. In 2016, Nevada California, Vermont, Arizona, Connecticut and Michigan have legislative bills in various stages of progress concerning cannabis legalization.

Additionally, there are active efforts by many advocacy groups seeking to expand the legalization of cannabis, including, but not limited to the Marijuana Policy Project, a leading advocate for major state-level marijuana policy reforms that have resulted in successful efforts to pass 10 of the 15 most recent state medical marijuana laws (in Arizona, Delaware, Illinois, Maryland, Michigan, Minnesota, Montana, New Hampshire, Rhode Island, and Vermont) and five of the seven most recent decriminalization laws (in Delaware, Maryland, Massachusetts, Rhode Island, and Vermont).

These advocacy groups and others are devoting significant resources to ending prohibition in 12 more states by 2019, including in the States of Arizona, California, Massachusetts, and Nevada, as well as lobbying and building coalitions to regulate marijuana in several states that do not have the option of voter initiatives, including in: Delaware, Illinois, Maryland, New Hampshire, Rhode Island, Texas, and Vermont and are also advocating for medical marijuana-related bills in several other states, including Georgia, Pennsylvania, Texas, and West Virginia.

These noted state laws, both proposed and enacted, are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs. As of March 9, 2015, in addition to the 23 states and the District of Columbia which had already passed legislation allowing citizens to use cannabis in some form, an additional 13 states had pending legislation or ballot measures to legalize medical cannabis.

Business Overview

We primarily operate within two divisions within the regulated cannabis industry: (i) consulting and professional services; and, (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis. We do not hold any ownership interests, direct or indirect, in businesses which hold a license to produce and/or sell cannabis. We do not sell, cultivate, manufacture, or transact cannabis.

Consulting Services

We offer consulting services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

Table of Contents	2

•	Cannabis Business Planning. Our commercial cannabis business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis market and we have the expertise to help client businesses thrive.
•	Cannabis Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines
•	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.
•	Cannabis Regulatory Compliance. Based on our thorough understanding of regulated commercial cannabis laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.
•	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis industry is developing rapidly with evolving laws and regulations, and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis industry while staying up-to-date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.
•	Cannabis Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.
•	Cannabis Business Monitoring. The regulated commercial cannabis industry is constantly growing and shifting, and the ongoing monitoring of a cannabis business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully-integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Table of Contents	3

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry, including through American Cultivator CO, our Group Purchasing Organization that enables customers to procure commonly used cultivation supplies at low prices associated with high volume purchases. Our major product offerings include the following:

•	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require child-proof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states. It is also tested and approved by the American Society for Testing and Supplies (“ASTM”). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On February 23, 2016 we announced we received notice from the U.S. Patent Office that our claims for the Satchel™ patent application were deemed allowable by the U.S. Patent and Trademark Office, and our patent application for the Satchel™ will now move on to issuance.
•	SoHum Living Soil™. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process andr educing risk of operator error and test failure. The SoHum medium is a fully amended Just-add-water soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.
•	High Density Racking System. A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High Density Racking System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles and create multiple levels of space with which to grow plants. The High Density Racking System allows customers to increase production capacity without the need to add additional square footage to the operation.
•	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and set-up; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.
•	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused-products. Examples of products available through American Cultivator Co. include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies. We also offer a Group Purchasing Organization (“GPO”) focused on disposables to creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Table of Contents	4

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: the Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2015, our research and development costs were $51,115 as compared to $12,863 for the fiscal year ended December 31, 2014.

Significant Customers

For the year ended December 31, 2015 and December 31, 2014, in the aggregate, three customers and two customers, respectively, accounted for 74% and 52% of the Company’s total revenues for each respective period.

On a geographical basis, for the year ended December 31, 2015, approximately 91% and 9% of our total revenues were generated from the United States and Canada, respectively. For the year ended December 31, 2014, approximately 70% and 30% of our total revenues for the period were generated from the United States and Canada, respectively.

Intellectual Property

On February 23, 2016, we announced that the U.S. Patent and Trademark Office informed us that The Satchel™, our child-proof container invented in response to meet state-mandated regulatory requirements, was deemed allowable, and that our patent application for the Satchel™ will now move on to issuance. We may file for additional patent protection as we deem appropriate to protect new products. We also had trademark applications pending to protect our branding and logos. These pending applications included trademarks for American Cannabis Company (stylized and/or with design logo), American Cannabis Consulting (stylized and/or with design logo), the design and colors used in our leaf logo, the Cultivation Cube (stylized and/or with design logo), our slogan (“Growing the Next Frontier”), and two word marks and the logo associated with SoHum Living Soil.

Competition

Our competitors include professional services firms dedicated to the regulated cannabis industry as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States, it’s territories and Indian Country therein and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by being well established in the industry, our experience and success to date, and continued expansion of service and product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2015, we have 9 full-time employees, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Table of Contents	5

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Denver, Colorado, where we lease office space under a contract effective July 28, 2015, expiring on July 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit seeks damages of $100,000 related to an employment contract. The Company filed a motion to compel contractual arbitration that has yet to be ruled on by the Court.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	6

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTCQB. On October 10, 2014, we changed our ticker symbol from “BIMI” to “AMMJ”. As of December 31, 2015, there were 500 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2015	High	Low
Quarter ended December 31	$0.15	$0.15
Quarter ended September 30	$0.09	$0.08
Quarter ended June 30	$0.33	$0.28
Quarter ended March 31	$0.40	$0.38

2014	High	Low
Quarter ended December 31	$1.00	$0.49
Quarter ended September 30	$1.45	$0.65
Quarter ended June 30	$1.50	$0.11
Quarter ended March 31	$0.76	$0.05

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

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

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

The following table presents our operating results for the year ended December 31, 2015 compared to December 31, 2014:

Revenues

Total revenues for the year ended December 31, 2015 and December 31, 2014, were $2,799,887 and $1,259,012, respectively, an increase of $1,540,875. This increase was primarily due to growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013, specifically the establishment of our in-house product offerings and 3rd party equipment sales were major contributing factors. For the year ended December 31, 2015 and December 31, 2014, consulting services revenue was $693,225 and $677,633, respectively. For the year ended December 31, 2015 and December 31, 2014, products and equipment revenue were $2,106,662 and $581,379, respectively. During the years ended December 31, 2015 and December 31, 2014, the company generated revenue from the sale of products in the amount of $25,214 and $0, respectively, to a Director.

Table of Contents	9

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. For the year ended December 31, 2015 and December 31, 2014, our total costs of revenues were $2,000,113 and $771,476, respectively. The increase in costs of revenues was primarily due to the increase in operating expenses related to overhead and salaries as well as sales volume discussed above. As a percentage of total revenues, the increase was due to changes in product mix, as sales of products and equipment, which have a lower gross margin compared to consulting and advisory services, made up a higher percentage of revenues and costs of revenues during the year ended December 31, 2015 as compared to December 31, 2014. For the year ended December 31, 2015, consulting related costs were $182,161 or 6.5% of total revenues and costs related with costs associated with products and equipment were $1,817,952 or 64.9% of total revenues. For the year ended December 31, 2014, consulting related costs were $322,134, or 25.6% of total revenue, and costs associated with products and equipment were $449,342, or 35.7% of total revenue.

Gross Profit

For the year ended December 31, 2015 and December 31, 2014, gross profit was $799,774 and $487,536, respectively. This increase was primarily due to growth in our client base and volume of operations including product sales as our business has matured following commencement of business operations since 2013. As a percentage of total revenues, gross profit was 28.6% and 38.7% for the years ended December 31, 2015 and December 31, 2014, respectively. This decrease was primarily due to the year ended December 31, 2015 having a higher proportion of total revenues from product and equipment sales as compared to consulting services, as product and equipment sales have a lower profit margin compared to revenues generated by consulting and advisory services.

Operating Expenses

Total operating expenses for the years ended December 31, 2015 and December 31, 2014 was $1,352,740 and 3,878,340, respectively. This decrease of $2,525,600 was attributed to stock-based compensation expense of $319,187 in 2015 versus $3,370,128 in 2014. The decrease in Stock-based compensation expense reflected grants for which the awards were vested. A higher amount was reflected in 2014 due to the Reverse Merger activities during 2014. In addition, we experienced an increase in investor relations which was $307,069 during 2015 versus $23,132 incurred in 2014 as the company began working with investor funding opportunities.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2015 and December 31, 2014 was income of $37,313 and expense of $228,388, respectively. This increases in other income was due to less interest incurred during 2015, $35,458 versus $263,388 of interest expense attributed to initial amortization of the discount on our convertible notes payable. In addition, for December 31, 2015 and December 31, 2014 we had a gain on debt extinguishment of $72,771 and $35,000, respectively, which was attributed to negotiations with legal counsel in the forgiveness of debt, which was deemed fully satisfied as an aspect of the issuance of convertible notes payable.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2015 and December 31, 2014, respectively. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

Net Income (Loss)

As a result of the factors discussed above, net loss for the year ended December 31, 2015 and December 31, 2014 was net loss of $515,653 and $3,619,192, respectively. For December 31, 2015 and December 31, 2014, these net losses represented a 18.4% and 287.5% of total revenues for the respective periods.

Table of Contents	10

Liquidity and Capital Resources

As of December 31, 2015 and December 31, 2014, our primary internal sources of liquidity were cash and cash equivalents of $555,780 and $165,213, respectively. We also have the ability to raise additional capital as needed through external equity financing transactions. For the years ended December 31, 2015 and December 31, 2014, the Company had a source of cash from operations of $149,225 and $34,062, respectively. For December 31, 2015 and December 31, 2014 we generated non-cash expenses of $124,099 and $3,320,398, respectively related to stock-based compensation which contributed to our net cash derived from operating activities. This non-cash expense offset net losses of $515,653 and $3,619,192 for December 31, 2015 and December 31, 2014. Due to this factor, and considering that our fixed overhead costs are relatively low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 was $149,225, which consists of net loss for the period of $515,653 which was offset by a non-cash adjustments used to reconcile net loss for stock-based compensation to employees, a reduction in deposits and accrued and other liabilities. Net cash provided by operating activities for the year ended December 31, 2014 $34,062, was primarily due to the net loss for the period of $3,619,192, which was offset by a non-cash adjustment for stock-based compensation to employee and providers of $3,320,328.

Investing Activities

For the years ended December 31, 2015 and December 31, 2014, net cash used in investing activities was $8,658 and a source of cash of $82,504, respectively. For the year ended December 31, 2015, the cash used in investing was attributed to the purchase of equipment for operations. For the year ended December 31, 2014 the cash provided of $82,504 was primarily the result of $90,181 net cash received in connection with the reverse merger with Brazil Interactive Media Inc., which went effective on September 29, 2014 and resulted in our becoming a public Company and SEC registrant. These funds represented the residual remaining balance of cash that Brazil Interactive Media, Inc. held after it raised $395,000 from convertible notes payable and paid down expenses. We also spent $7,677 on purchases of property and equipment.

Financing Activities

For the years ended December 31, 2015 and December 31, 2014, financing activities were a source of cash of $250,000 and $31,050, respectively. For December 31, 2015 the cash provided from financing activities was attributed to proceeds from the issuance of common shareholders to founders. For the year ended December 31, 2014, the cash source was due to a use of $4,000 for distributions to owners, which was substantially offset by $35,000 from the issuance of short-term notes payable during the period, which was offset when we repaid the short-term notes payable in full. .

For the years ended December 31, 2015 and December 31, 2014 we had cash and cash equivalents of $555,780 and $165,213, respectively. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table of Contents	11

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

A reconciliation of net income to Adjusted EBITA is provided below.

	Year ended December 31, 2015	Year ended December 31, 2014
Adjusted EBITA reconciliation:
Net loss	$(515,653)	$(3,619,192)
Interest expense, net	35,458	263,388
Tax expense (benefit)	0	0
Stock-based compensation expense	319,187	3,370,128
Reverse merger-related expenses	0	105,542
Adjusted EBITA	$(161,008)	$119,866

As of December 31, 2015 and December 31, 2014, our remaining convertible notes payable had a net face value of $60,252 and $24.551, respectively. For December 31, 2015 our convertible notes payable had a face value of $71,500 and a discount of $11,258, for a net carrying amount of debt of $60,252. For December 31, 2014 our convertible notes payable had a face value of $71,500 and a discount of $46,949, for a net carrying amount of debt of $24,551. As of April 11th, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of partial conversion of this note in the amount of $58,000 convertible into 725,000 shares of restricted common stock at a price of $0.08 per share.

Under the terms of our agreement with the manufacturer of our exit packing product, the SatchelTM, we were committed to the purchase of a total of 500,000 units. During 2015 the Company met its purchase obligation, and on September 2015 the Company exercised its contractual right to purchase additional units at a negotiated price. With the exception of our lease for office space for a five-year term, we had no other contractual obligations as of December 31, 2015.

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

Table of Contents	12

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

Restricted Cash

Restricted cash is recorded at cost, which approximates fair value. There was no restricted cash included in current assets on our consolidated balance sheets as of December 31, 2015 and December 31, 2014. Restricted cash previously related to remaining proceeds from a short-term note entered into on March 21, 2014 and fully satisfied on May 15, 2014 (see Note 7. “Convertible Notes Payable” of Item 8 “Financial Statements and Supplementary Data” to this form 10-K for further information).

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2015 and December 31, 2014, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized. As of December 31, 2015 and December 31, 2014, the Company had capitalized $57,170 and $40,051 of costs associated with the construction of demo inventory, including but not limited to parts for the assembly of scalable cultivation systems; this asset had yet to be placed into service as of December 31, 2015 and as of December 31, 2014, and accordingly, no amortization or depreciation expense was recorded related to this asset for each year, then ended.

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

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deems the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2015 and December 31, 2014 our allowance for doubtful accounts was $8,419 and $9,338, respectively. For December 31, 2015 and December 31, 2014, we recorded bad debt expense of $30,753 and $9,338, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Table of Contents	13

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2015 and as of December 31, 2014.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2015 and December 31, 2014.

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

We generate revenues from professional services consulting agreements. These arrangements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, we require a prepayment or retainer prior to performing services.

Revenues from time-based engagements are recognized as we incur the hours.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. We review arrangements to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we estimate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2015 and December 31, 2014, no such losses have occurred. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We occasionally enter into arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Table of Contents	14

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2015 and December 31, 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2015 and December 31, 2014. During the year ended December 31, 2015, the Company generated revenue from the sale of products to an entity managed by a Director of the Company.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2015 and December 31, 2014, these costs were $79,989 and $29,858, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Table of Contents	15

Stock-Based Compensation

Restricted shares are awarded to employees and service providers and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2015 and December 31, 2014, stock-based compensation expense for restricted shares was $319,187 and $3,370,128, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2015 and December 31, 2014, compensation expense for warrants and options was $0 and $146,551, respectively.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2015 and December 31, 2014, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2015 and December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive affect on earnings.

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

Table of Contents	16

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. During the year ended December 31, 2015, the Company generated revenue from the sale of products managed by a Director of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Table of Contents	17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Cannabis Company, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cannabis Company, Inc. as of December 31, 2015 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pritchett, Siler and Hardy PC

Farmington Utah

April 11, 2016

Table of Contents	18

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Cannabis Company, Inc. (formerly Brazil Interactive Media, Inc.) and subsidiary company as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Cutler & Co, LLC

Wheat Ridge, Colorado

April 13, 2015

Table of Contents	19

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
	2015	2014
ASSETS
Current Assets
Cash and equivalents	$555,780	$165,213
Accounts receivable, net	48,285	57,642
Deposits	9,345	181,941
Inventory	67,435	44,606
Prepaid expenses and other current assets	32,117	12,325
Total Current Assets	712,962	461,727

Property and Equipment
Property and equipment - Cost	18,585	9,927
Accumulated depreciation	(5,137)	(1,562)
Property and equipment - net	13,448	8,365

Other Assets
Deposits	4,500	0
Total Other Assets	4,500	0

TOTAL ASSETS	$730,910	$470,092

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$218,334	$62,136
Advances from clients	220,966	173,528
Convertible note, net of discount	60,252	24,551
Accrued and other current liabilities	93,468	125,518
Total Current Liabilities	593,020	385,733

Total Liabilities	593,020	385,733

Commitments and contingencies

Shareholder's equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 44,808,731 and 44,518,750 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	448	446
Common stock to be issued, 898,940 and 30,000 shares, respectively	—
Additional paid-in capital	4,268,708	3,699,526
Accumulated deficit	(4,131,266)	(3,615,613)
Total Shareholder's equity	137,890	84,359

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$730,910	$470,092

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	20

AMERICAN CANNABIS COMPANY, IN.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014

Revenues
Consulting Services	$693,225	$677,633
Products and equipment	2,106,662	581,379
Total Revenues	2,799,887	1,259,012

Cost of Revenues
Cost of consulting services	182,161	322,134
Cost of products and equipment	1,817,952	449,342
Total Cost of Revenues	2,000,113	771,476

Gross Profit	799,774	487,536

Operating expenses
General and administrative	687,082	3,652,181
Investor Relations	307,069	23,132
Selling and marketing	307,474	190,164
Research and development	51,115	12,863
Total Operating expenses	1,352,740	3,878,340

Loss from Operations	(552,966)	(3,390,804)

Other Income (expense)
Gain on extinguishment of debt	72,771	35,000
Interest Income (expense)	(35,458)	(263,388)
Total Other Income (expense)	37,313	(228,388)

Loss before taxes	(515,653)	(3,619,192)
Income Tax expense (benefit)	0	0

NET LOSS	($515,653)	($3,619,192)

Basic and diluted net income (loss) per common share	($0.01)	($0.11)

Basic and diluted weighted average common shares outstanding	44,637,046	32,545,546

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	21

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,653)	$(3,619,192)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Depreciation	3,575	1,077
Amortization of discount on convertible notes payable	35,701	263,215
Stock-based compensation to employees	124,099	3,320,328
Stock-based compensation to service providers	195,088	49,800
Gain on extinguishment of debt	(72,771)	(35,000)
Bad debt expenses	30,753	9,338
Changes in operating assets and liabilities
Accounts receivable	(21,396)	(65,730)
Deposits current and non-current	168,096	(181,941)
Inventory	(22,829)	(44,606)
Prepaid expenses and other current assets	(19,792)	(7,807)
Advances from clients	47,438	162,419
Accrued and other current liabilities	40,720	120,381
Accounts payable	156,196	61,780
Net Cash provided Operating Activities	149,225	34,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash assumed from Brazil Interactive Media, Inc., net of expenses	0	90,181
Purchases of property and equipment	(8,658)	(7,677)
Net Cash provided (Used in) Investing Activities	(8,658)	82,504

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares to founders	250,000	0
Distributions to stockholders	0	(4,000)
Proceeds from stock-based compensation	0	50
Proceeds from short-term notes payable	0	35,000
Net Cash Provided by Financing Activities	250,000	31,050

NET INCREASE IN CASH	390,567	147,616

CASH AT BEGINNING OF PERIOD	165,213	17,597

CASH AT END OF YEAR	$555,780	$165,213

Supplemental disclosure of cash flow information:
Cash paid during the period for interest		$261
Cash paid (received) during the period for income taxes, net		$—

Supplemental disclosure of non-cash transactions
Convertible notes payable assumed from Brazil Interactive Media, Inc.,
net of accumulated discount amortization	$—	$(84,836)

 The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	22

AMERICAN CANNABIS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	Common
	Stock Shares	Common Stock		Additional Paid-In	Retained	Total Stockholder's
	Issuable	Share	Amount	Capital	Deficit	Equity
Balance as of December 31, 2013		25,368,502	$254	$546	$7,579	$8,379
Distribution to stockholders					($4,000)	($4,000)
Stock-based compensation granted prior to reverse merger		6,342,126	$64	$3,133,009		$3,133,073
Recapitalization upon reverse merger		8,714,372	$87	$5,258		$5,345
Stock-based compensation - restricted shares				$40,903		$40,903
Stock-based compensation warrants				$146,551		$146,551
Common shares issuable for services to related party	30,000			$18,300		$18,300
Common shares issued for services		50,000	$1	$31,499		$31,500
Conversion of convertible notes payable into common shares		4,043,750	$40	$323,460		$323,500
Net Loss for the period ended December 31, 2014					($3,619,192)	($3,619,192)
Balance as of December 31, 2014	30,000	44,518,750	$446	$3,699,526	($3,615,613)	$84,359
Shares issued for services	35,607	250,000	$2	$195,085		$195,087
Shares issued for cash	833,333			$250,000		$250,000
Stock-based compensation granted to employees		164,981	$2	$124,097		$124,099
Recension and cancellation of common shares		(125,000)	($2)			($2)
Net Loss for the period ended December 31, 2015					($515,653)	($515,653)
Balance as of December 31, 2015	898,940	44,808,731	$448	$4,268,708	($4,131,266)	$137,890

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	23

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

American Cannabis Company, Inc. is a publicly listed Company quoted on the OTCQB under the symbol “AMMJ”.

American Cannabis Company, Inc. was incorporated in the State of Delaware on September 24, 2001 under the name Naturewell, Inc. to develop and market clinical diagnostic products using immunology and molecular biologic technologies.

On March 13, 2013, Naturewell, Inc. completed a merger transaction whereby it acquired 100% of issued and outstanding share capital of Brazil Interactive Media, Inc. (“BIMI”), which operated as a Brazilian interactive television company and television production company through its wholly owned Brazilian subsidiary company EsoTV Brasil Promoção Publicidade Licenciamento e Comércio Ltda. (“EsoTV”). Naturewell’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc.

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

Immediately following the completion of the Merger Agreement, former shareholders of American Cannabis Consulting owned 31,710,628 shares of American Cannabis Company, Inc.’s common stock representing 78.44% of American Cannabis Company, Inc.’s issued and outstanding share capital. Accordingly, American Cannabis Consulting was deemed to have been the accounting acquirer in a Reverse Merger which resulted in a recapitalization of the Company. Consequently, the Company’s financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) from September 29, 2014 to December 31, 2014.

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

The company maintains its cash balances in three national financial institutions. Accounts at these institutions are insured by Federal Deposit Insurance Corporation insurance for up to $250,000 per institution. For the years ended December 31, 2015 and 2014, the Company had uninsured balances of $267,238 and $0, respectively. Management believes that these financial institutions are financially sound and the risk of loss is minimal.

Restricted Cash

Restricted cash is recorded at cost, which approximates fair value. There was no restricted cash included in current assets on our balance sheets as of December 31, 2015 and December 31, 2014. Restricted cash previously related to remaining proceeds from a short-term note entered into on March 21, 2014 and fully satisfied on May 15, 2014 (see Note 7. Convertible Notes Payable).

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2014, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized. As of December 31, 2015 and December 31, 2014, the Company had capitalized $57,170 and $40, 051 of costs associated with the construction of demo inventory, including but not limited to parts for the assembly of scalable cultivation systems; and accordingly, no amortization or depreciation expense was recorded related to this asset for each year, then ended.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2015 and December 31, 2014 our allowance for doubtful accounts was $8,419 and $9,338, respectively. For December 31, 2015 and December 31, 2014, we recorded bad debt expense of $30,753 and $9,338, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Significant Customers

On a geographical basis, for the year ended December 31, 2015, approximately 91% and 9% of our total revenues were generated from the United States and Canada, respectively. For the year ended December 31, 2014, approximately 70% and 30% of our total revenues for the period were generated from the United States and Canada, respectively.

On a geographical basis, for the year ended December 31, 2015, approximately 91% and 9% of our total revenues were generated from the United States and Canada, respectively. For the year ended December 31, 2014, approximately 70% and 30% of our total revenues for the period were generated from the United States and Canada, respectively.

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the year ended December 31, 2015 and December 31, 2014.

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

Table of Contents	26

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

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2015 and December 31, 2014, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

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

Table of Contents	27

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2015 and December 31, 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2015 nor at December 31, 2014. During the year ended December 31, 2015, the Company generated revenue from the sale of products to a company managed by a Director of the Company.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2015 and December 31, 2014, these costs were $79,989 and $29,858, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and service providers and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2015 and December 31, 2014, stock-based compensation expense for restricted shares was $319,187 and $3,370,128, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2015 and December 31, 2014, compensation expense for warrants and options was $0 and $146,551, respectively.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2015 and December 31, 2014, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2015 and December 31, 2014, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions

Net Income (Loss) Per Common Share

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

Table of Contents	28

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. During the year ended December 31, 2015, the Company generated revenue from the sale of products to a company managed by a Director of the Company.

See Note 10. Related Party Transactions for associated disclosures.

Reclassifications

Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). By incorporating and expanding upon certain principles that are currently in U.S. auditing standards, ASU 2014-15 requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern . Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not elected to early adopt the provisions of ASU 2014-15, and accordingly, the requirements of ASU 2014-15 will apply beginning with the year ended December 31, 2016. The Company is currently evaluating the effects, if any, that the application of ASU 2014-15 will have on disclosures associated with its consolidated financial statements.

Table of Contents	29

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

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following:

	December 31, 2015	December 31, 2014
Gross accounts receivable	$56,704	$66,980
Less: allowance for doubtful accounts	(8,419)	(9,338)
Accounts receivable, net	$48,285	$57,642

For the years ended December 31, 2015 and December 31, 2014, the Company had bad debt expense of $30,753 and $9,338, respectively.

Note 4. Deposits

Deposits was comprised of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Inventory deposits	$9,345	$179,941
Operating lease deposits	0	2,000
Deposits	$9,345	$181,941

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of December 31, 2015 and December 31, 2014 of $67,435 and $44,606 was comprised of finished goods in-transit to customers and also costs associated with the construction of demo inventory, including but not limited to parts for the assembly of scalable cultivation systems. The cost of this demo inventory was 57,170 as of December 31, 2015 and $40,051 as of December 31, 2014.

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2015	December 31, 2014
Office equipment	$7,472	$5,742
Furniture and fixtures	8,777	2,935
Machinery and equipment	2,336	1,250
Property and equipment, gross	18,585	9,927
Less: accumulated depreciation	(5,137)	(1,562)
Property and equipment, net	$13,448	$8,365

For the year ended December 31, 2015 and December 31, 2014, the Company recorded depreciation expense of $3,575 and $1,077, respectively.

Table of Contents	30

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

During the period from April 24, 2014 through the effective date of the Merger, September 29, 2014, no convertible notes payable were converted into shares of Brazil Interactive Media, Inc. common stock and $84,836 debt discount was amortized during the period. Accordingly as at the effective date of the Reverse Merger, September 29, 2014, a total of $395,000 of convertible notes payable and unamortized debt discount of $310,164 was recognized in the Company’s consolidated financial statements.

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

As of December 31, 2015, the convertible notes payable had a $71,500 face value and a discount of $11,248, for a net carrying value of $60,252 which is reflected on the Company’s balance sheet as convertible notes payable, net. As of December 31, 2014, the convertible notes payable had a $71,500 face value and a discount of $46,949, for a net carrying value of $24,551 that is reflected on the Company’s balance sheet as Convertible notes payable, net. The convertible notes payable are convertible into 893,750 shares of American Cannabis Company, Inc. common stock. As of April 11th, 2016, the maturity date on this note has been renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of partial conversion of this note in the amount $58,000 convertible into 725,000 shares of restricted common stock at a price of $0.08 per share.,

On May 15, 2014, as a result of the issuance of the convertible notes payable, a secured promissory note that American Cannabis Consulting had originally entered into on March 21, 2014 was deemed to be fully satisfied. This secured promissory note had a principal amount of $35,000 and an interest rate of 5% per annum. The Company recorded interest expense related to this note of $260 during the year ended December 31, 2014. The Company recorded a gain on debt extinguishment of $35,000 during the year ended December 31, 2014.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Accrued legal fees	$0	0
Accrued payroll liabilities	18,185	11,522
Accrued accounting fees	0	5,000
Due to directors	0	1,999
Accrual for inventory products sold and shipped (in transit)	64,050	0
Other	11,233	5,488
Accrued and other current liabilities	$93,468	$125,518

Table of Contents	31

Note 9. Net Income (Loss) per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Net income (loss)	$(515,653)	$(3,619,192)
Weighted average shares used for basic net income (loss) per common share	44,637,046	32,542,940
Incremental diluted shares	—	—
Weighted average shares used for diluted net income (loss) per common share	44,637,046	32,542,940
Net income (loss) per common share:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)

As of December 31, 2015, no potentially dilutive shares were issued or outstanding. As a result of the net loss for the period, the Company excluded 681,569 total shares from its calculation of diluted net income (loss) per common share for the year ended December 31, 2014 because their effect would have been antidilutive. These shares were comprised of 38,255 shares of common stock, 26,289 of warrants and 617,055 of share equivalents associated with convertible notes payable.

Note 10. Related Party Transactions

Previously, the Company purchased inventory and equipment from Baroud Development Group, in which Anthony Baroud, the Company’s former Chief Technology Officer and a former Director of the Company, is an owner. During the year ended December 31, 2014, such purchases totaled $40,715. No such transactions occurred during 2015. For the year ended December 31, 2015, the Company generated revenue from the sale of products to an entity controlled by a Director.

During the year ended December 31, 2014, prior to the Reverse Merger, the Company distributed a total of $4,000 to its co-founders and owners, Corey Hollister and Ellis Smith.

During the year ended December 31, 2015 and December 31, 2014, the Company incurred $38,360 and $30,227, respectively, of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s former Chief Financial Officer, was a partner.

During the year ended December 31, 2015 and December 2014, the Company sold $25,214 and $0, respectively, of equipment and supplies to a customer managed by a Director of the Company. As of December 31, 2015 and December 2014, the Company was owed $17,512 and $0, respectively, from this customer.

Note 11. Commitments and Contingencies

Under the terms of our agreement with the manufacturer of our exit packing product, the SatchelTM, we were committed to the purchase of a total of 500,000 units. During 2015 the Company met its purchase obligation, and on September 2015 the Company exercised its contractual right to purchase additional units at a negotiated price.

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services.

Table of Contents	32

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit seeks damages of $100,000 related to an employment contract. The Company filed a motion to compel contractual arbitration that has yet to be ruled on by the Court.

On April 14, 2014, the Company entered into a 106 day lease of office space to house its corporate offices which converted to a month to month lease at the end of the lease term. Under the terms of the lease, payments were $2,000 during the lease term and $4,000 per month after the lease term expired.

On July 28, 2015, the Company entered into a 5 year lease for 6,500 square feet of office space to house its corporate offices. Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease, and escalate thereafter.

The following table summarizes the Company’s future lease obligations:

Year	Amount
2016	$54,000
2017	$54,000
2018	$54,000
2019	$56,320
2020	$33,610
Total	$251,930

During the years ended December 31, 2015 and 2014, the company incurred $53,800 and $20,933, respectively, in rent expense.

Note 12. Stock-based Compensation

During the years ended December 31, 2015 and December 31, 2014, the Company recorded a total of $319,187 and $3,370,128, respectively, of stock-based compensation expense, which was the result of the following activity:

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

The following table summarizes the Company’s restricted share award activity during the year ended December 31, 2015:

	Restricted Shares	Weighted Average
	Common Stock	Grant Date Fair Value
Outstanding unvested at December 31, 2014	—	$—
Granted	150,000	0.94
Vested restricted shares	—	—
Forfeited	—	—
Outstanding unvested at December 31, 2015	150,000	0.94
Granted	164,981	0.21
Vested restricted shares	(100,000)	0.94
Forfeited	(50,000)	0.94
Outstanding unvested at December 31, 2015	164,981	$0.94

Table of Contents	33

During the year ended December 31, 2015, the Company granted 164,981 restricted shares and recognized $124,099 in associated employee stockbased compensation expense. There were 150,000 restricted shares granted as of December 31, 2014 and recognized $40,903 in associated employee stockbased compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Warrants

In connection with his appointment to the Company’s board of directors, the Company granted its independent board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014. Additionally, Mr. Keber shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors.

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

During 2015 and 2014, the Company had the following warrant activity:

	Common Stock Warrants	Weighted Average Grant Date Fair Value
Outstanding unvested at December 31, 2013	—	$—
Granted	250,000	0.59
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2014	250,000	0.59
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2015	250,000	$0.59
Vested at December 31, 2015	250,000	$0.59
Unvested at December 31, 2015	—	$—

Compensation expense associated with warrants was $146,551 for the year ended December 31, 2015 and is reflected on the consolidated statement of operations as a component of general and administrative expenses. No warrants were issued or outstanding during 2015, and accordingly, there was no compensation expense associated with warrants for the year ended December 31, 2015.

As of December 31, 2015, the exercise price per share exceeded the price per share of our common shares. There was no aggregate intrinsic value of outstanding warrants.

Note 13. Income Taxes

As part of the Reverse Merger, the Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, the Company was not subject to income tax for the year ended December 31, 2015 and was only subject to income taxes for a portion of the year ended December 31, 2014.

Table of Contents	34

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2015 and 2014, respectively:

	December 31, 2015	December 31, 2014
Tax benefit at the US statutory rate of 34%	$175,322	$1,230,525
State income tax benefit	23,875	$167,569
Non-deductible expenses including non-deductible pre-merger losses	(773)	(2,057)
Change in valuation allowance	(198,424)	(1,396,037)
Total income tax benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2015	December 31, 2014
Net operating loss carryforwards	$76,630	$16,361
Stock based compensation	1,402,777	1,278,414
Beneficial conversion feature accumulated amortization	13,791	—
Valuation allowance	(1,493,199)	(1,294,775)
Total deferred tax assets	$—	$—

Due to cumulative net losses since the change in our corporate status to a C-Corporation, the Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2015 and December 31, 2014. As of December 31, 2014, the carrying value of the Company’s deferred tax assets was zero due to the valuation allowance. Federal and state operating loss carry forwards of $198,369 as of December 31, 2016 begin expiring on 2034. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Note 14. Stockholders’ Equity

Preferred Stock

The American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value.

No shares of preferred stock were issued and outstanding during the year ended December 31, 2015 or the period from Inception (March 5, 2013) to December 31, 2013.

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

Table of Contents	35

On the date of the Reverse Merger, an additional 8,714,372 shares were issued, and accordingly, $87 of common stock was recorded (8,714,372 shares issued multiplied by the $0.00001 par value) and additional paid-in capital of $5,258 was recorded, reflecting the net assets assumed from Brazil Interactive Media, Inc. in connection with the Reverse Merger.

As a result of the transactions described above, as of December 31, 2015, the balances of common stock and additional paid-in capital were $448 and $4,268,708, respectively. As a result of the transactions described above, as of December 31, 2014, the balances of common stock and additional paid-in capital were $446 and $3,699,526, respectively. American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share and 5,000,000 shares of preferred stock at $0.01 par value.

Note 15. Reportable Segments

The Company has no reportable segments as it only operates in the regulated cannabis industry, as a provider of professional consulting services, products and equipment.

Note 16. Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported.

As of December 31, 2015, the convertible notes payable had a $71,500 face value and a discount of $11,248, for a net carrying value of $60,252 which is reflected on the Company’s balance sheet as convertible notes payable, net. As of December 31, 2014, the convertible notes payable had a $71,500 face value and a discount of $46,949, for a net carrying value of $24,551 that is reflected on the Company’s balance sheet as Convertible notes payable, net. The convertible notes payable are convertible into 893,750 shares of American Cannabis Company, Inc. common stock. As of April 11th, 2016, the maturity date on this note has been renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of partial conversion of this note in the amount of $58,000 convertible into 725,000 shares of restricted common stock at a price of $0.08 per share.

Our management has determined that other than as disclosed above, there were no reportable subsequent events to be disclosed.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Table of Contents	36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 12, 2015, the Company notified Bongiovanni & Associates, PA ("Bongiovanni"), its independent registered public accounting firm, that it was dismissing Bongiovanni as its independent registered public accounting firm, effective as of that date. During the period from Inception (March 5, 2013) through December 31, 2013 and subsequent interim period through February 12, 2015, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Bongiovanni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bongiovanni, would have caused Bongiovanni to make reference on the subject matter of the disagreements in its reports. Also on February 12, 2015, the Company engaged Cutler & Co., LLC ("Cutler"), as its new independent registered public accounting firm for the fiscal year ending December 31, 2014. Cutler will also conduct reviews of the Company's unaudited quarterly financial statements on an ongoing basis thereafter. In October, 2015 the firm of Pritchett, Siler and Hardy PC acquired the audit practice of Cutler & Co., LLC, and the Company appointed Pritchett, Siler and Hardy PC as its independent registered accounting firm. During the period when the Company engaged Cutler & Co., LLC as its independent registered accounting firm, there were no disagreements (as defined in Item 304(a)(1)(4) of Regulation S-K) with Cutler & Co., LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cutler & Co., LLC, would have caused Cutler & Co., LLC to make reference on the subject matter of the disagreements in its reports.

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

As of December 31, 2015, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Table of Contents	37

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Table of Contents	38

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2015.

Name	Principal Occupation	Age	Director Since
Corey Hollister	CEO & Chairman of the Board, American Cannabis Company, Inc.	40	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	39	2014
Vincent “Tripp” Keber	Chief Executive Officer, Dixie Brands, Inc.	47	2014

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

Ellis Smith from June 2014 to the present, Ellis Smith has served as our Chief Development Officer and as a director since September 2014. In March 2013, Mr. Smith co-founded ACC, and from March 2013 to May 2014, Mr. Smith served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Smith co-owned Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center, where he was responsible for managing the operations and protocols supporting the growth and production of medical marijuana. From 2008 to 2010, Mr. Smith founded and operated The Happy Camper Organics Inc., a medical marijuana company focused on the growth of wholesale cannabis for sale to medical marijuana businesses. From 2005 to 2010, Mr. Smith founded and operated Bluebird Productions, a video production company. Mr. Smith has been published and recognized for his horticultural experience and organic gardening in the cannabis industry, and he is known for assisting in identifying the Hemp Russet Mite and working with SKUNK magazine to educate the industry. Our Board believes Mr. Smith’s qualifications to serve as an executive of the Company and as a member of our Board include his past success in founding and operating businesses, his unique experience in horticultural and organic gardening, and his recognized qualifications in the emerging medical cannabis markets.

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

Table of Contents	39

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2015.

Name	Principal Occupation	Age	Officer Since
Corey Hollister	CEO & Chairman of the Board, American Cannabis Company, Inc.	40	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	39	2014
Antonio Migliarese	Chief Financial Officer, American Cannabis Company, Inc.	33	2014
Jesus M Quintero	Chief Financial Officer, American Cannabis Company, Inc.	54	2016

Corey Hollister’s biographical summary is included under “Our Board of Directors.”

Ellis Smith’s biographical summary is included under “Our Board of Directors.”

Antonio Migliarese was a contractor that we have engaged for accounting and reporting services since June 2013 and served as our Chief Financial Officer since November 2014. By letter dated January 27, 2016, Mr. Migliarese, resigned his position. Mr. Migliarese and the Company agreed that Mr. Migliarese would provide transitional support regarding the Company’s engagement of a new Principal Financial Officer, and in anticipation of the Company’s filing on Form 10-K for the fiscal year ended December 31, 2015. Mr. Migliarese was a co-founder of and has been a partner of a San Diego-based tax, accounting, and financial consultancy firm where he worked with start-up cannabis and non-cannabis businesses in the both private and public sectors. From 2008 to 2012, Mr. Migliarese was the financial reporting manager for a mid-sized technology company, where he oversaw the accounting close process, financial planning and analysis, preparation of financial statements in accordance with U.S. GAAP, financial statements audits, and implementation of accounting and operational processes. Prior to 2008, Mr. Migliarese worked in the assurance group of a national Big 4 accounting firm, where he obtained his CPA license (active). He has experience with SOX compliance, financial derivatives, complex inventory environments, corporate restructurings, consolidations, and corporate governance. Mr. Migliarese attended Oregon State University, from which he earned a BS in Business Administration with an emphasis in Accounting. Our board of directors believes Mr. Migliarese’s qualifications to serve as an executive of the Company include his knowledge and experience in both U.S. GAAP accounting and financial reporting as well as financial forecasting and modeling.

Jesus M Quintero, Chief Financial Officer from February 2016 to present Mr. Quintero also serves as Chief Financial officer of Massroots Inc, and has served as Brazil Interactive Media’s Chief Financial Officer. He has previously served as a financial consultant to several multimillion dollar businesses in Florida. Mr. Quintero has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc., Latin Node, Inc., Globetel Communications Corp. and Telefonica of Spain. His prior experience also includes tenure with PricewaterhouseCoopers and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant. He is fluent in English and Spanish, and conversant in Brazilian Portuguese.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2015 were satisfied.

Table of Contents	40

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Corey Hollister,	2015	84,346	1,500	―	―	―	85,846
Chief Executive	2014	73,513	2,000	―	―	―	75,403
Officer	2013	22,092	―	―	―	―	22,092

Antonio Migliarese,	2015	9,615	―	―	―	―	9,615
Chief Financial	2014	―	―	18,300	―	30,227	48,527
Officer (2)	2013	―	―	―	―	―	―

Jesus Quintero,	2015	―	―	―	―	―	―
Chief Financial	2014	―	―	―	―	8,650	8,650
Officer(3)	2013	―	―	―	―	―	―

Ellis Smith,	2015	79,808	1,500	―	―	―	81,308
Chief Development	2014	75,249	1,917	―	―	―	77,166
Officer	2013	23,828	―	―	―	―	23,828

Anthony Baroud,	2015	―	―	―	―	―	―
Chief Technology	2014	24,734	1,917	―	―	―	26,651
Officer	2013	―	―	―	―	―	―

Trent Woloveck,	2015	35,015	―	―	―	―	35,015
Chief Operations	2014	17,234	1,917	―	―	―	19,151
Officer	2013	―	―	―	―	―	―

Terry Buffalo,	2015	―	―	$1,590	―	―	1,590
Chief Operations	2014	―	―	―	―	―	―
Officer	2013	―	―	―	―	―	―

(1)	Amounts reported as bonus reflect discretionary profit sharing compensation which was based on a percentage of net income for the third quarter of 2014.
(2)	Mr. Migliarese is an independent contractor engaged by us to act in the capacity of our Chief Financial Officer. As such, Mr. Migliarese’s 2014 compensation includes no salary or bonus and reflects the combination of common shares to be issued for professional services (Stock Awards) and cash payments for services rendered under the terms agreed upon with Mr. Migliarese (Other Compensation). We initially engaged Mr. Migliarese in June, 2013 and appointed him to act as our Chief Financial Officer in November, 2014. On January 27, 2016, Mr. Migliarese resigned his position and we retained Mr. Jesus Quintero as our Chief Financial Officer and Principal Accounting Officer as reported and disclosed on Form 8-K on February 2, 2016.
(3)	Mr. Quintero was an independent contractor engaged by us to act in the capacity of our Chief Financial Officer in June, 2014. His service in this capacity terminated on October 10, 2014. However, with the resignation of Mr. Antonio Migliarese on January 27, 2016, we retained Mr. Quintero as our Chief Financial Officer and Principal Accounting Officer as reported and disclosed on Form 8-K on February 2, 2016.

Table of Contents	41

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2015

As of December 31, 2015, we had not granted any stock-based compensation awards to any of our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2015 by each individual who served as a non-employee director at any time during the fiscal year:

2015 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Vincent “Tripp” Keber	20,000	0	20,000

(1)	In connection with Mr. Keber’s appointment to the board of directors, on November 19, 2014, he was awarded warrants to purchase up to two hundred and fifty thousand (250,000) shares of our common stock at an exercise price of sixty-three cents ($0.63) per share exercisable within five (5) years of the date of issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2015 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially		Percent(3)
5% Stockholders:
Dutchess Opportunity Fund II, L.P.	3,477,371		7.8
Anthony Baroud	4,756,594		10.7

Named Executive Officers and Directors:
Corey Hollister	12,684,251		28.6
Ellis Smith	12,684,251		28.6
Trent Woloveck	951,319		2.1
Antonio Migliarese(4)	30,000	(5)	*
Jesus Quintero(5)	50,000		*
All executive officers and directors as a group (6 persons)	26,399,821		59.3

*	(1) Represents beneficial ownership of less than 1% of our outstanding common stock. Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
Table of Contents	42

(3)	Calculated on the basis of 44,393,750 shares of common stock outstanding as of December 31, 2015, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2015.
(4)	All of Mr. Migliarese’s beneficial shares are earned and issuable in compensation for professional services.
(5)	Mr. Quintero first served as our Chief Financial Officer until October 10, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	250,000	$0.63	—

Total	250,000	$0.63	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

Table of Contents	43

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2015 by Pritchett, Siler and Hardy PC and December 31, 2014 by Cutler & Co, LLC:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Audit fees(1)	37,000	19,050
Audit-related fees(2)	―	―
Tax fees(3)	5,000	5,000
All other fees(4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning. Tax services were not performed by Cutler & Co., LLC or Pritchett, Siler and Hardy PC.
(4)	All other fees consist of fees for products and services other than the services reported above.
(5)	Total audit fees for the year ended December 31, 2015 and December 31, 2014 excludes costs of $15,000 and $30,000 respectively to be incurred in connection with the audit of our financial statements, as these fees were to be incurred, billed and recorded as an expense in 2015. The independent accountant performing this audit is Pritchett, Siler and Hardy PC, as our previous independent accountant, Cutler & Co., LLC, resigned , as of November 3, 2015.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

Table of Contents	44

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14A	5/16/2000
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	4/16/2013
2.2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	9/09/2014
3(i)	Articles of Incorporation		SB-2	10/12/1995
3(i)(a)	Amendment to Articles of Incorporation		14A	5/16/2000
3(i)(b)	Amendment to Articles of Incorporation		14c	4/16/2013
3(i)(c)	Amendment to Articles of Incorporation		14c	9/09/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	10/3/2014
3(ii)	By Laws		SB-2	10/12/1995
10	Material Contracts		14c	9/09/2014
16	Letter RE Change in Certifying Public Accountant		8-K	02/17/2015
17	Disclosures on Departures of Directors		8-K 14c	10/03/2014 9/09/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Table of Contents	45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CANNABIS COMPANY, INC
Date: April 13, 2016
	By:	/s/Corey Hollister
Corey Hollister
Chief Executive Officer

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Corey Hollister and Jesus M Quintero and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Corey Hollister	Cheif Executive Officer and Director	April 13, 2016
Corey Hollister	(principal executive officer

/s/ Jesus Quintero	Chief Financial Officer	April 13, 2016
Jesus Quintero	(principal financial officer)

/s/ Ellis Smith		April 13, 2016
Ellis Smith	Chief Development Officer and Director

/s/ Vincent “Tripp” Keber
Vincent “Tripp” Kerber	Director	April 13, 2016

Table of Contents	46