Form 10-Q
period 2016-03-31
American Cannabis Company, Inc.
filed 2016-05-17
CIK 945617

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2901715 (I.R.S. Employer Identification No.)
5690 Logan St. Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

On May 17, 2015, 45,642,064 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$277,453	$555,780
Accounts receivable, net	27,267	48,285
Deposits	9,345	9,345
Inventory	101,395	67,435
Prepaid expenses and other current assets	42,821	32,117
Total current assets	458,281	712,962
Property and equipment, net	14,039	13,448
Other Assets	4,500	4,500
TOTAL ASSETS	$476,820	$730,910
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable	$54,778	$218,334
Advances from clients	148,084	220,966
Convertible note, net of discount	69,250	60,252
Accrued and other current liabilities	72,846	93,468
Total current liabilities	344,958	593,020
Total liabilities	344,958	593,020
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized; 45,642,064 and
44,808,731 issued and outstanding at March 31, 2016 and December 31, 2015 respectively	456	448
Additional paid-in capital	4,276,229	4,268,708
Retained deficit	(4,144,823)	(4,131,266)
Total stockholders’ equity	131,862	137,890
Total liabilities and stockholders’ equity	$476,820	$730,910

The accompanying notes are an integral part of these financial statements.

Table of Contents	1

 AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Revenues
Consulting services	$247,610	$195,570
Products and equipment	292,794	248,097
Total revenues	540,404	443,667
Costs of revenues
Cost of consulting services	48,552	100,892
Cost of products and equipment	235,009	225,651
Total costs of revenues	283,531	326,543
Gross profit	256,873	117,124
Operating expenses
General and administrative expenses	223,487	79,083
Selling and marketing expenses	20,815	94,305
Research and development expenses	—	30,372
Investor Relations	17,175	131,416
Total operating expenses	261,477	335,176
Income (loss) from operations	(4,604)	(218,052)
Other income (expense)
Interest expense, net	(8,953)	(8,786)
Total other income (expense)	(8,953)	(8,786)
Net income (loss) before income taxes	(13,557)	(226,838)
Income tax expense (benefit)	—	—

Net income (loss)	$(13,557)	$(226,838)
Basic and diluted net income (loss) per common share *	$(0.00)	$(0.01)

Weighted average basic and diluted common shares outstanding	44,881,991	44,782,078
* Denotes a loss of less than ($0.01).

The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	2

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,557)	$(226,838)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,214	716
Amortization of discount on convertible note payable	8,998	8,803
Stock-based compensation to employees	7,529	43,271
Stock-based compensation to service providers	1,100	63,841
Changes in operating assets and liabilities:
Accounts receivable	21,018	(48,542)
Deposits	—	116,929
Inventory	(33,960)	(146,225)
Prepaid expenses and other current assets	(10,704)	(4,957)
Advances from Clients	(72,883)	(148,528)
Accrued liabilities and other current liabilities	(21,722)	72,312
Accounts payable	(163,555)	182,026
Net cash used in operating activities	(276,522)	(87,192)
Cash flows from investing activities:
Purchases of property and equipment	(1,805)	(11,250)
Net cash used in investing activities	(1,805)	(11,250)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	250,000
Net cash provided by financing activities	—	250,000
Net increase (decrease) in cash and cash equivalents	(278,327)	151,558
Cash and cash equivalents at beginning of period	555,780	165,213
Cash and cash equivalents at end of period	$277,453	$316,771
Supplemental disclosure of cash flow information:
Cash paid for (received from) interest	$—	$(17)
Cash paid for (received from) income taxes, net	$—	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015
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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2016 and December 31, 2015, the Company’s allowance for doubtful accounts was $8,418 and $8,418, respectively. The Company did not record bad debt expense during the three months ended March 31, 2016 or during the three months ended March 31, 2015.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Table of Contents	5

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of March 31, 2016 and December 31, 2015, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2016, five customers individually accounted for $514,824 of the Company’s total revenues; these customers accounted for approximately 95% of the Company’s total revenues for the period. For the three months ended March 31, 2015, three clients individually accounted for 10% or more of the Company’s revenues, and in aggregate, they comprised approximately 79% of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2016.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of March 31, 2016 or December 31, 2015.

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

Table of Contents	6

Revenues from time-based engagements are recognized as the hours are incurred by the Company.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three month periods ended March 31, 2016 and March 31, 2015, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three months ended March 31, 2016 and March 31, 2015, sales returns were not significant and as such, no sales return allowance had been recorded as of March 31, 2016 and December 31, 2015.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2016 and March 31, 2015, these costs were $20,815 and $94,305, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three months ended March 31, 2016, the Company had employee stock-based compensation expense of $7,529. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three months ended March 31, 2016, there was no compensation expense for warrants or stock options.

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended March 31, 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the three months ended March 31, 2016, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2016 and December 31, 2015, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Gross accounts receivable	$35,686	$56,704
Less: allowance for doubtful accounts	(8,419)	(8,419)
Accounts receivable, net	$27,267	$48,285

The Company had no bad debt expense during the three months ended March 31, 2016 and March 31, 2015.

Note 4. Deposits

Deposits was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Inventory deposits	$9,345	$9,345
Operating lease deposits	4,500	4,500
Deposits	$13,845	$13,845

Inventory deposits reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of March 31, 2016 and December 31, 2015 of $101,395 and $67,435, respectively, was fully comprised of finished goods.

Table of Contents	9

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Prepaid expenses	37,556	28,907
Other current assets	5,265	3,210
Prepaid expenses and other current assets	$42,821	$32,117

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Office equipment	$9,275	$7,472
Furniture and fixtures	8,777	8,777
Machinery and equipment	2,337	2,336
Property and equipment, gross	20,389	18,585
Less: accumulated depreciation	(6,350)	(5,137)
Property and equipment, net	$14,039	$13,448

The Company recorded depreciation expense of $1,214 and $716 during the three months ended March 31, 2016 and March 31, 2015, respectively.

Note 8. Notes Payable

As of March 31, 2015, the Company had remaining convertible debentures in the total amount of $71,500. The debentures were originally issued on April 24, 2014, matured on April 24, 2016, paid zero interest, and are convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. As of April 11th, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of a partial conversion of this note in the amount of $58,000 that was converted into 725,000 shares of common stock at a price of $0.08 per share. On May 6, 2016, the Company received notice for the conversion of the balance of the note in the amount of $13,500 that was converted into 168,750 shares of common stock at a price of $0.08 per share.  Based on this conversion, as of March 31, 2016, the balance of $69,250 is reflected as a current liability.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Accrued payroll liabilities	22,812	18,185
Accrual for inventory products sold and shipped (in transit)	40,773	64,050
Other accruals	9,261	11,233
Accrued and other current liabilities	$72,846	$93,468

Table of Contents	10

Note 10. Net (Loss) Per Common Share

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Net income (loss)	$(13,557)	$(226,838)
Weighted average shares used for basic net income (loss) per common share	44,881,991	44,782,078
Incremental diluted shares	—	—
Weighted average shares used for diluted net income (loss) per common share	44,881,991	44,782,078
Net income (loss) per common share:
Basic	$ *(0.00)	$(0.01)
Diluted	$ *(0.00)	$(0.01)
*Denotes a loss of less than $0.01

Note 11. Related Party Transactions

During the three months ended March 31, 2016, the Company incurred $6,000 of expense payable to JDE Development LLC, a company in which Jesus M Quintero, the Company’s Chief Financial Officer, is an owner. During the three months ended March 31, 2015, the Company incurred $13,887 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s former Chief Financial Officer, is a partner. This expense is payable in 35,607 shares of the Company’s common stock. As of March 31, 2016, the Company owed Mr. Migliarese 65,607 shares of common stock valued at $32,187. During the three months ended March 31, 2016 and 2015, the Company generated revenue from the sale of products in the amount of $500 and $0, respectively, to a company controlled by a Director, of which the balance of the related accounts receivable as of March 31, 2016 and March 31, 2015 was $4,035 and $0, respectively.

Note 12.  Commitments and Contingent Liabilities

On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock for the three-month term payable on May 31, 2016.

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit seeks damages of $100,000 related to an employment contract. The Company filed a motion to compel contractual arbitration that has yet to be ruled on by the Court.

Note 13. Stock-based Compensation

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. The Company issued no restricted shares during the period covered by this report.

Table of Contents	11

On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock per month for the three-month term payable on May 31, 2016. From the date of the grant to March 31, 2016, shares issuable to Mr. Johnson had a value of $1,100.00.

Warrants

As of March 31, 2016, fully-vested warrants issued to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended March 31, 2016; consequently, no stock-based compensation expense associated with warrant was recorded during the three months ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of March 31, 2016 and December 31, 2015, the warrants had 3.9 and 3.6 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the three months ended March 31, 2016.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As these stock options were not granted as of March 31, 2016, no expense in relation to these options was recognized during the three months ended March 31, 2016

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended March 31, 2015, the following related activity occurred

•	The Company incurred $13,887 of expense payable in 35,607 common shares to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s former Chief Financial Officer, is a partner. During the year ended December 31 2014, the Company incurred $18,300 of expense payable in 30,000 common shares to New Era CPAs. As of March 31, 2016, as a result of these transactions, 65,607 common shares were earned and issuable to New Era CPAs.
•	On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock for the three-month term payable on May 31, 2016.

Note 14. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three month periods ended March 31, 2016 and March 31, 2015.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share. On March 23, 2016 the Company issued 833,333 common shares to a shareholder as consideration for a stock purchase that previously closed in the first quarter of 2015.

Table of Contents	12

Note 15. Subsequent Events

As of April 11th, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of a partial conversion of this note in the amount of $58,000 that was converted into 725,000 shares of common stock at a price of $0.08 per share. On May 6, 2016, the Company received notice for the conversion of the balance of the note in the amount of $13,500 that was converted into 168,750 shares of common stock at a price of $0.08 per share. Based on this conversion, as of March 31, 2016, the balance of $69,250 is reflected as a current liability.

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

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The following table presents our consolidated operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months		Three Months
	Ended		Ended
	March 31,	% of	March 31,	% of
	2016	Revenues	2015	Revenues	$ Change
Revenues
Consulting services	$247,610	45.8	195,570	44.1	$52,040
Products and equipment	292,794	54.2	248,097	55.9	44,697
Total revenues	540,404	100.0	443,667	100.0	96,737
Costs of revenues
Cost of consulting services	48,522	9.0	100,892	22.7	(52,370)
Cost of products and equipment	235,009	43.5	225,651	50.9	9,358
Total costs of revenues	283,531	52.5	326,543	73.6	(43,011)
Gross profit	256,873	47.5	117,124	26.4	139,747
Operating expenses
General and administrative	223,487	41.4	214,499	48.3	144,404
Investor relations	17,175	3.2	131,416	29.6	(114,241)
Selling and marketing	20,815	3.9	94,305	21.3	(73,490)
Research and development	—	—	30,372	6.8	(30,372)
Total operating expenses	261,477	48.4	335,176	75.5	(73,699)
Income (loss) from operations	(4,604)	(0.9)	(218,052)	(49.1)	213,448
Other income (expense)
Interest expense, net	(8,953)	(1.7)	(8,786)	(2.0)	(167)
Total other income (expense)	(8,953)	(1.7)	(8,786)	(2.0)	(167)
Net income (loss) before income taxes	$(13,557)	(2.5)	$(226,838)	(51.1)	$213,281
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(13,557)	(2.5)	$(226,838)	(51.1)	$213,281

Table of Contents	15

Revenues

Total revenues were $540,404 for the three months ended March 31, 2016, compared to $443,667 for the three months ended March 31, 2015, an increase of $96,737. This increase was primarily due to the further establishment of our products and equipment offerings and growth in our client base and volume of operations as our business has matured following commencement of business operations in April 2013. For the three months ended March 31, 2016, consulting services revenue were $247,610, or 45.8% of total revenue, compared to $195,570, or 44.1% of total revenues for the three months ended March 31, 2015. For the three months ended March 31, 2016, products and equipment revenue were $292,794, or 54.2% of total revenues, compared to $248,097, or 55.9% of total revenues for the three months ended March 31, 2015.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended March 31, 2016, our total costs of revenues were $283,531, or 52.5% of total revenues. This compares to total costs of revenues for the three months ended March 31, 2015 of $326,543, or 73.6% of total revenues. The decrease in costs of revenues of $43,012 was primarily due to the increase in sales volume discussed above and a reduction in our internal infrastructure development. For the three months ended March 31, 2016, consulting-related costs were $48,522, or 9.0% of total revenue, as compared to costs of $100,892, or 50.9% of revenue for the three months ended March 31, 2015. Costs associated with products and equipment were $235,009, or 43.5% of total revenue for the three months ended March 31, 2016 as compared to $225,651, or 50.9% of total revenue for the three months ended March 31, 2015. As a percentage of revenues, the decreases were primarily due to higher sales volume during the three months ended March 31, 2016, as certain primarily-fixed costs such as labor made up a comparably smaller percentage of revenues.

Gross Profit

Total gross profit was $256,873 for the three months ended March 31, 2016, comprised of consulting services gross profit of $199,088 and products and equipment gross profit of $57,785. This compares to total gross profit of $117,124 for the three months ended March 31, 2015, comprised of consulting services gross profit of $94,678 and products and equipment gross profit of $22,446. These increases of $104,410 for consulting services gross profit and $35,339 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 47.5% for the three months ended March 31, 2016 and 26.4% for the three months ended March 31, 2015. This increase was primarily due to higher sales volume during the three months ended March 31, 2016.

Operating Expenses

Total operating expenses were $261,477, or 48.4% of total revenues for the three months ended March 31, 2016, compared to $335,176, or 75.5% of total revenues for the three months ended March 31, 2016. This decrease was primarily due to a decrease in investor relations expenses as the company is currently utilizing internal resources for this function instead of outside sources; also the company has not to invest in research and development projects during the three months ended March 31, 2016. Also the company has reduced selling and marketing efforts due to achieving a stronger brand recognition in the market place during 2016, which has resulted in less investment in trade shows and conferences expenses during 2016 as compared to 2015.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2016 was expense of $8,953, which was comprised of non-cash interest expense reflecting $8,953  of convertible notes payable discount amortization during the period, partially offset by other income. Other income (expense) for the three months ended March 31, 2015 of $8,786 of expense was comprised of interest expense related to a short-term note payable we held during that period.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three months ended March 31 2016. We were an S-Corporation throughout the three months ended March 31, 2014, and accordingly, no provision or benefit for income taxes was applicable.

Table of Contents	16

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended March 31, 2016 was net loss of $13,557, or 2.5% of total revenues for the period, as compared to a net loss of $226,838, or 51.1% of total revenues for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, our primary internal sources of liquidity was our working capital, which included cash and cash equivalents of $277,453 and accounts receivable of $27,267. We also have the ability to raise additional capital as needed through external equity financing transactions. For the three months ended March 31, 2016, primarily as a result of non-cash expenses, the Company’s operating cash flows were a use of $276,522 due to  a net loss of $13,557. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. . There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in by operating activities for the three months ended March 31, 2016 was a use of $276,522, consisting of net loss of $13,557, decreases in accounts payable of $163,555 due to inventory product purchases, a decrease in advances from clients $72,883 which related to recognition of revenues from advances received during 2015 and inventory of $33,960 based on product purchases. Net cash used in operating activities for the three months ended March 31, 2015 was $32,362 consisting of a loss of $226,838 which was offset by net non-cash adjustments of $108,212 related to employee and professional service stock-based compensation, amortization of discount on convertible notes payable of $8,803 and a net source of cash of $182,026 due to increases in accounts payable and other current liabilities.

Investing Activities

For the three months ended March 31, 2016 and 2015, Investing activities were a use of cash of $1,805 and $11,250, respectively. This was due to purchases of office furniture and computer equipment during the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

For the three months ended March 31, 2016, the net cash from financing activities was $0, while net cash provided by financing activities for the three months ended March 31, 2015 was $250,000 reflecting the sale of 833,333 shares of common stock to an investor during the period.

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Table of Contents	17

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	(13,557)	(226,838)
Stock-based compensation to employees	—	43,271
Stock-based compensation to service providers	$1,100	63,839
Interest expense, net	8,953	8,786
Tax expense (benefit)	—	—
Adjusted EBITA	$(3,504)	$(110,947)

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

As of March 31, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Changes in Internal Controls

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

Table of Contents	18

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

Table of Contents	19

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2016 or 2015.

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

Table of Contents	20

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date: May 17, 2016	By: /s/ Corey Hollister
Corey Hollister,
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2016	By: /s/ Jesus Quintero
Jesus Quintero,
Chief Financial Officer
(Principal Financial Officer)

Table of Contents	21