Form 10-Q
period 2016-06-30
American Cannabis Company, Inc.
filed 2016-08-18
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

On August 17, 2016, 46,663,474 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS CORPORATION
BALANCE SHEETS (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and equivalents	$228,654	$555,780
Accounts receivable, net of allowance $2,486 and $8,419, respectively	151,736	48,285
Deposits	6,500	9,345
Inventory	67,728	67,435
Prepaid expenses and other current assets	50,763	32,117
Total Current Assets	505,381	712,962

Property and equipment - net	12,633	13,448

Other Assets
Deposits	4,500	4,500
Total Other Assets	4,500	4,500

TOTAL ASSETS	$522,514	$730,910

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Accounts payable	$71,843	$218,334
Advances from clients	115,550	220,966
Convertible note, net of discount of $10,935 and $11,248, repectively	139,065	60,252
Accrued and other current liabilities	71,750	93,468
Total Current Liabilities	398,208	593,020

Total Liabilities	398,208	593,020

Commitments and contingencies

Shareholder's deficit
Common stock, $0.00001 par value; 100,000,000 shares authorized; 46,585,814 and 44,808,731 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	465	448
Additional paid-in capital	4,353,439	4,268,708
Accumulated deficit	(4,229,598)	(4,131,266)
Total Shareholder's deficit	124,306	137,890

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$522,514	$730,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	1

AMERICAN CANNABIS CORPORATION
RESULTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues
Consulting Services	$211,863	$268,488	$459,473	$464,058
Product and equipment	231,785	200,257	524,579	448,354
Total Revenues	443,648	468,745	984,052	912,412

Cost of Revenues
Cost of consulting services	51,278	88,632	99,800	146,483
Cost of products and equipment	145,848	176,347	380,857	401,998
Total Cost of Revenues	197,126	264,979	480,657	548,481

Gross Profit	246,522	203,766	503,395	363,931

Operating expenses
General and administrative	307,953	130,454	531,440	252,578
Investor Relations	893	56,286	18,068	187,702
Selling and marketing	19,662	113,224	40,477	207,529
Research and development	1,413	11,350	1,413	41,722
Total Operating expenses	329,921	311,314	591,398	689,531

Loss from Operations	(83,399)	(107,548)	(88,003)	(325,600)

Other Income (expense)
Gain on debt extinguishment	0	72,771	0	72,771
Interest Income (expense)	(1,376)	(8,837)	(10,329)	(17,623)
Total Other Income (expense)	(1,376)	63,934	(10,329)	55,148

Net Loss before taxes	(84,775)	(43,614)	(98,332)	(270,452)
Income Tax expense (benefit)	0	0	0	0

NET LOSS	$(84,775)	$(43,614)	$(98,332)	$(270,452)

Basic and diluted net loss per common share *	($0.00)	($0.00 )*	($0.00 )*	($0.01)

Basic and diluted weighted average common shares outstanding	46,375,168	45,752,033	45,628,580	45,275,183

* denotes a loss of less than $(0.01).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

AMERICAN CANNABIS CORPORATION
STATEMENT OF CASHFLOWS
FOR THE 6 MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	$(98,332)	$(270,452)
Net loss
Adjustments to reconcile net loss) to net cash (used in)
operating activities:
Bad debt expense	13,344	0
Depreciation	2,477	1,474
Amortization of discount on convertible notes payable	10,372	17,704
Stock-based compensation to employees	14,422	80,394
Stock-based compensation to service providers	9,198	107,385
Gain on debt extinguishment	—	(72,771)
Changes in operating assets and liabilities
Accounts receivable	(116,795)	(44,842)
Deposits	2,845	102,202
Inventory	(293)	(25,600)
Prepaid expenses and other current assets	(18,646)	(5,606)
Advances from clients	(105,416)	(144,115)
Accrued and other current liabilities	(31,214)	(1,511)
Accounts payable	(146,491)	80,370
Net Cash used in Operating Activities	(464,529)	(175,368)

CASH FLOWS USED INVESTING ACTIVITIES:
Purchases of property and equipment	(1,662)	(12,332)
Net Cash Used in Investing Activities	(1,662)	(12,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	139,065	0
Proceeds from issuance of common shares	0	250,000
Net Cash Provided by Financing Activities	139,065	250,000

NET (DECREASE) INCREASE IN CASH	(327,126)	62,300

CASH AT BEGINNING OF PERIOD	555,780	165,213

CASH AT END OF YEAR	$228,654	$227,513

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$(80)
Cash paid (received) during the period for income taxes, net	$—	$—
Non-Cash Investing and financing activities with Debt Conversion
Conversion of notes payable to shares of common stock	$71,500.00	$—
Payment of notes payable via Conversion to shares of common stock	$(71,500.00)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 and 2015
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

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

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

Table of Contents	4

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

Significant Clients and Customers

For the three months ended June 30, 2016, four customers individually accounted for $494,003 of the Company’s total revenues; these customers accounted for approximately 79% of the Company’s total revenues for the period. For the six months ended June 30, 2016, six customers individually accounted for $834,907 of the Company’s total revenues; these customers accounted for approximately 71% of the Company’s total revenues for the period.

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

Due to the Company’s net losses for the three and six months ended June 30, 2016 and June 30, 2015, any potentially dilutive shares outstanding as of June 30, 2016 and June 30, 2015 respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent   Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Table of Contents	5

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of June 30, 2016 and December 31, 2015:

	30-Jun-16	31-Dec-15

Gross accounts receivable	$154,222	$56,704
Less: allowance for doubtful accounts	(2,486)	(8,419)
Accounts receivable, net	$151,736	$48,285

The Company had bad debt expense during the six months ended June 30, 2016 and 2015 of $13,344 and $0, respectively. During the six months ended June 30, 2016 and 2015, the Company wrote-off old receivables and their related allowances for bad debts of $19,277 and $0, respectively.

Note 4. Deposits

Deposits were comprised of the following as of June 30, 2016 and December 31, 2015:

Inventory deposits as of June 30, 2016 and December 31, 2015 reflect down payments made to suppliers or manufacturers under inventory purchase agreements.

Note 5. Inventory

Inventory as of June 30, 2016 and December 31, 2015 of $67,728 and $67,435, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2016 and December 31, 2015:

	30-Jun-16	31-Dec-15

Inventory deposits	$6,500	$9,345
Operating lease deposits included in other Assets	4,500	4,500
Deposits	$11,000	$13,845

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of June 30, 2016 and December 31, 2015:

	30-Jun-16	31-Dec-15
Office equipment	$9,275	$7,472
Furniture and fixtures	8,635	8,777
Machinery and equipment	2,337	2,336
Property and equipment, gross	20,247	18,585
Less: accumulated depreciation	(7,614)	(5,137)
Property and equipment, net	$12,633	$13,448

The Company recorded depreciation expense of $1,256 and $758 during the three months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $2,470 and $1,474, respectively.

Table of Contents	6

Note 8. Notes Payable

As of June 30, 2016 and December 31, 2015, the Company reflected convertible notes payable as follows:

	Principal balance	Loan Discount	Accrued Interest	Total
Balance as of December 31, 2015	$71,500	(11,248)		$60,252
Issued in the period	150000	(10,235)	473	140,238
Converted into shares of common shares	(71,500)	10,075		(61,425)
Balance as of June 30, 2016	$150,000	(11,408)	$473	$139,065

The Company had convertible debentures which were originally issued on April 24, 2014, maturing on April 24, 2016, paid zero interest, and were convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. On April 11th, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of a partial conversion of this note in the amount of $58,000 that was converted into 725,000 shares of common stock at a price of $0.08 per share. On May 6, 2016, the Company received notice for the conversion of the balance of the note in the amount of $13,500 that was converted into 168,750 shares of common stock at a price of $0.08 per share. Based on this conversion, as of June 30, 2016, the Company had remaining convertible debentures in the total amount of $0, and any unamortized debt discount remaining on the date of conversion was amortized in full to interest expense.

On June 23, 2016, the Company entered into two convertible promissory notes: one for $50,000 and one for $330,000  . As of the date of this filing, the Company received $150,000 in proceeds recorded a discount of $10,935. The maturity date for each note is February 14, 2017. Each note pays 8% fixed interest and is convertible at the holder’s discretion into shares of the Company’s common stock at a fixed price of $0.1135 per share. On August 4, 2016 the notes were amended and restated to delete portions of the notes that originally provided for a conversion formula used to determine the price per share and to delete a provision that provided for repayment of the notes through a separate investment agreement providing for the Company to sell its registered shares to an investor (See Subsequent Events Note 14).

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at June 30, 2016 and December 31, 2015:

	30-Jun-16	31-Dec-15

Accrued payroll liabilities	$9,808	$18,185
Accrual for products sold and shipped (in transit)	46,417	64,050
Other accruals	15,525	11,233
Accrued and other current liabilities	$71,750	$93,468

Table of Contents	7

Note 10. Related Party Transactions

During the six months ended June 30, 2016, the Company incurred $14,500 of expense for accounting services payable to JDE Development LLC, a company in which Jesus M Quintero, the Company’s Chief Financial Officer, is an owner.

Note 11. Commitments and Contingent Liabilities

On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock per month for the three-month term payable on May 31, 2016, subject to adjustment for actual hours of service rendered. On June 1, 2016, the Company and Mr. Johnson agreed to an extension of the consulting engagement for an additional one-month term, ending on June 30, 2016. Mr. Johnson provided additional services and upon the termination of the engagement on June 30, 2016, the Company agreed to issue Mr. Johnson 87,600 shares of common stock as a final payment for services rendered from inception through June 30, 2016 at a value of $9,198. As of the date of this filing the shares have not been issued.

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit originally sought damages of $100,000 related to an employment contract. The Company filed a motion with the Court to dismiss the complaint and refer the Company and Mr. Baroud to arbitration. On May 18, 2016 the Court granted the Company’s motion and dismissed Mr. Baroud’s complaint. Mr. Baroud has not pursued arbitration as of the date of this filing.

Note 12. Stock-based Compensation

Warrants

As of June 30, 2016 and December 31, 2015, the Company issued fully-vested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended June 30, 2016; consequently, no stock-based compensation expense associated with warrant was recorded during the six months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of June 30, 2016 and December 31, 2015, the warrants had 3.6 and 3.3 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the six months ended June 30, 2016.

Stock

Table of Contents	8

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

On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock per month for the three-month term payable on May 31, 2016, subject to adjustment for actual hours of service rendered. On June 1, 2016, the Company and Mr. Johnson agreed to an extension of the consulting engagement for an additional one-month term, ending on June 30, 2016. Mr. Johnson provided additional services and upon the termination of the engagement on June 30, 2016, the Company agreed to issue Mr. Johnson 87,600 shares of common stock as a final payment for services rendered from inception through June 30, 2016 at a value of $9,198 (See Note 11). . As of the date of this filing the shares have not been issued.

Note 13. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the six months ended June 30, 2016 and 2015, respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

Note 14. Subsequent Events

The Company previously entered into an Investment Agreement with Tangiers Global, LLC, a Wyoming Limited Liability Company, on June 23, 2016.

On August 4, 2016, the Company and Tangiers Global, LLC, amended and restated the two fixed convertible promissory notes disclosed in Note 8. The amendments deleted portions of the notes that originally provided for a conversion formula used to determine the conversion price per share, and deletes provisions for the repayment of the notes through sales of the Company’s registered shares to Tangiers .

We previously reported an expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s former Chief Financial Officer, is a partner. The expense is payable in common stock. As of June 30, 2016 the Company owed Mr. Migliarese 77,660 shares, reflected as a liability. On July 29, 2016 the Company issued 77,660 shares due Mr. Migliarese.

Table of Contents	9

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

Table of Contents	10

Results of Operations:

	For the three months ended June 30, 2016	% of Revenues	For the three months ended June 30, 2015	% of Revenues	$ Change
Revenues
Consulting Services	$211,863	47.8	$268,488	57.3	($56,625)
Product and equipment	231,785	52.2	200,257	42.7	31,528
Total Revenues	443,648	100.0	468,745	100.0	(25,097)

Cost of Revenues
Cost of consulting services	51,278	11.6	88,632	18.9	(37,354)
Cost of products and equipment	145,848	32.9	176,347	37.6	(30,499)
Total Cost of Revenues	197,126	44.4	264,979	56.5	(67,853)

Gross Profit	246,522	55.6	203,766	43.5	42,756

Operating expenses
General and administrative	307,953	69.4	130,454	27.8	177,499
Investor Relations	893	0.2	56,286	12.0	(55,393)
Selling and marketing	19,662	4.4	113,224	24.2	(93,562)
Research and development	1,413	0.3	11,350	2.4	(9,937)
Total Operating expenses	329,921	74.4	311,314	66.4	18,607

Loss from Operations	(83,399)	(18.8)	(107,548)	(22.9)	24,149

Other Income (expense)
Loss on debt extinguishment	0	0.0	72,771	15.5	(72,771)
Interest Income (expense)	(1,376)	(0.3)	(8,837)	(1.9)	7,461
Total Other Income (expense)	(1,376)	(0.3)	63,934	13.6	(65,310)

Net Loss before taxes	(84,775)	(19.1)	(43,614)	(9.3)	(41,161)
Income Tax expense (benefit)	0	0.0	0	0.0	0

NET LOSS	($84,775)	(19.1)	($43,614)	(9.3)	($41,161)

Table of Contents	11

Revenues

Total revenues were $443,648 for the three months ended June 30, 2016, compared to $468,745 for the three months ended June 30, 2015, a decrease of $25,097. The decrease in consulting revenues is due to our consulting clients being in various early stages of their projects, which results in periodic fluctuations of cyclical consulting revenues as of June 30, 2016 and June 30, 2015. However, we did continue to grow in the product and equipment sales as our ongoing clients required products for their strategic growth and development. We expect to see growth in the future as more states allow for the medical and recreational use and sale of cannabis. We continue to establish our products and equipment offerings and growth in our client base and volume of operations as our business has matures following commencement of business operations in April 2013. For the three months ended June 30, 2016, consulting services revenue were $211,863, or 47.8% of total revenue, compared to $268,488, or 57.3% of total revenues for the three months ended June 30, 2015. This is mainly attributed to fewer new clients on board for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For the three months ended June 30, 2016, products and equipment revenue were $231,785, or 52.2% of total revenues, compared to $200,257, or 42.7% of total revenues for the three months ended June 30, 2015.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended June 30, 2016, our total costs of revenues were $197,126, or 44.4% of total revenues. This compares to total costs of revenues for the three months ended June 30, 2015 of $264,979 or 56.5% of total revenues. The decrease in costs of revenues of $67,853 was primarily due to a decrease in consulting sales volume   discussed above and a reduction in our internal infrastructure development. For the three months ended June 30, 2016, consulting-related costs were $51,278, or 11.6% of total revenue, as compared to costs of $88,632, or 18.9% of revenue for the three months ended June 30, 2015. Costs associated with products and equipment were $145,848, or 32.9% of total revenue for the three months ended June 30, 2016 as compared to $176,347, or 37.6% of total revenue for the three months ended June 30, 2015. As a percentage of revenues, the decreases were primarily due to lower sales volume during the three months ended June 30, 2016, as certain primarily-fixed costs such as labor made up a comparably smaller percentage of revenues as compared to the three months ended June 30, 2015.

Gross Profit

Total gross profit was $246,522 for the three months ended June 30, 2016, comprised of consulting services gross profit of $160,585 and products and equipment gross profit of $85,937. This compares to total gross profit of $203,766 for the three months ended June 30, 2015, comprised of consulting services gross profit of $179,856 and products and equipment gross profit of $23,910. These decrease of $19,271 for consulting services gross profit and an increase of $62,027 for products and equipment gross profit were primarily due to less new clients in our client base and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 56.6% for the three months ended June 30, 2016 and 43.5% for the three months ended June 30, 2015. This increase was primarily driven by the higher sales volume in products and equipment sales volume during the three months ended June 30, 2016.

Operating Expenses

Total operating expenses were $329,921, or 74.4% of total revenues for the three months ended June 30, 2016, compared to $311,314, or 66.4% of total revenues for the three months ended June 30, 2015. This increase was primarily due to an increase in general and administrative expenses attributable to higher bad debt expense and by higher accounting, auditing and legal fees associated with the costs of running a public company. The increase was further driven by higher payroll costs as lower labor amounts were allocated to projects for the three months ended June 30, 2016 as compared to June 30, 2015. Also, the Company has reduced selling and marketing efforts due to achieving a stronger brand recognition in the market place during the three months ended June 30, 2016 as compared with the three months ended June 30, 2015, which has resulted in lower expenditures for trade shows and conferences.

Table of Contents	12

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2016 was expense of $1,376 as compared with $63,934 income for the three months ended June 30, 2015. For the three months ended June 30, 2016 the Company incurred a non-cash interest expense reflecting $2,076 related to convertible notes payable discount amortization for the period, which was partially offset by other income as compared to $8,837 expense for the three months ended June 30, 2015. aThe Company incurred a gain on extinguishment of debt of $72,771 for the three months ended June 30, 2015.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the three months ended June 30, 2016.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended June 30, 2016 was net loss of $84,775, or 19.1% of total revenues for the period, as compared to a net loss of $43,614, or 9.3% of total revenues for the three months ended June 30, 2015.

Results of Operations:

	For the six months ended June 30, 2016	% of Revenues	For the six months ended June 30, 2015	% of Revenues	$ Change
Revenues
Consulting Services	$459,473	46.7	$464,058	50.9	($4,585)
Product and equipment	524,579	53.3	448,354	49.1	76,225
Total Revenues	984,052	100.0	912,412	100.0	71,640

Cost of Revenues
Cost of consulting services	99,800	10.1	146,483	16.1	(46,683)
Cost of products and equipment	380,857	38.7	401,998	44.1	(21,141)
Total Cost of Revenues	480,657	48.8	548,481	60.1	(67,824)

Gross Profit	503,395	51.2	363,931	39.9	139,464

Operating expenses
General and administrative	531,440	54.0	252,578	27.7	278,862
Investor Relations	18,068	1.8	187,702	20.6	(169,634)
Selling and marketing	40,477	4.1	207,529	22.7	(167,052)
Research and development	1,413	0.1	41,722	4.6	(40,309)
Total Operating expenses	591,398	60.1	689,531	75.6	(98,133)

Loss from Operations	(88,003)	(8.9)	(325,600)	(35.7)	237,597

Other Income (expense)
Loss on debt extinguishment	0	0.0	72,771	8.0	(72,771)
Interest Income (expense)	(10,329)	(1.0)	(17,623)	(1.9)	7,294
Total Other Income (expense)	(10,329)	(1.0)	55,148	6.0	(65,477)

Net Loss before taxes	(98,332)	(10.0)	(270,452)	(29.6)	172,120
Income Tax expense (benefit)	0	0.0	0	0.0	0

NET LOSS	($98,332)	(10.0)	($270,452)	(29.6)	$172,120

Table of Contents	13

Revenues

Total revenues were $984,052 for the six months ended June 30, 2016, compared to $912,412 for the six months ended June 30, 2015, an increase of $71,640. This increase was driven by growth in our sales of products and equipment as our business matured following commencement of business operations in April 2013. For the six months ended June 30, 2016, consulting services revenue was $459,473, or 46.7% of total revenue, compared to $464,058, or 50.9% of total revenues for the six months ended June 30, 2015. This reduction is mainly due to fewer new clients for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. For the six months ended June 30, 2016, products and equipment revenue were $524,579, or 53.3% of total revenues, compared to $448,354, or 49.1% of total revenues for the six months ended June 30, 2015.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the six months ended June 30, 2016, our total costs of revenues were $480,657, or 48.8% of total revenues. This compares to total costs of revenues for the six months ended June 30, 2015 of $548,481 or 60.1% of total revenues. The decrease in costs of revenues of $67,824 was primarily due to the overall increase in sales volume discussed above and a reduction in our internal infrastructure development. For the six months ended June 30, 2016, consulting-related costs were $99,800, or 10.1% of total revenue, as compared to costs of $146,483 or 16.1% of revenue for the six months ended June 30, 2015. Costs associated with products and equipment were $380,857, or 38.1% of total revenue for the six months ended June 30, 2016 as compared to $401,998, or 44.1% of total revenue for the six months ended June 30, 2015. As a percentage of revenues, the decreases were primarily due to level of sales volume, as discussed above, during the six months ended June 30, 2016, as certain labor intensive services made up a comparably smaller percentage of revenues as compared to the six months ended June 30, 2015.

Gross Profit

Total gross profit was $503,395 for the six months ended June 30, 2016, comprised of consulting services gross profit of $359,673 and products and equipment gross profit of $143,723. This compares to total gross profit of $363,931 for the six months ended June 30, 2015, comprised of consulting services gross profit of $317,575 and products and equipment gross profit of $46,356. These increases of $42,098 in consulting services gross profit and $97,367 in products and equipment gross profit were primarily due to lower labor intensive services on the consulting revenues, and growth in sales of our products and equipment offerings. As a percentage of total revenues, gross profit was 51.2% for the six months ended June 30, 2016 and 39.9% for the six months ended June 30, 2016. This increase was primarily due to higher sales volume during the six months ended June 30, 2016.

Operating Expenses

Total operating expenses were $591,398, or 60.1% of total revenues for the six months ended June 30, 2016, compared to $689,531, or 75.6% of total revenues for the six months ended June 30, 2015. This decrease was primarily due to a decrease in investor relations expenses as the Company is currently utilizing internal resources for this function instead of outside sources; also the Company has not invested in research and development projects during the six months ended June 30, 2016. In addition, the Company has reduced selling and marketing efforts due to achieving a stronger brand recognition in the market place during the six months ended 2016, which has resulted in lower expenditures for trade shows and conferences as compared to the six months ended June 30, 2015. However, there was an increase in general and administrative expenses which was attributed to bad debts expense in 2016 for which there was $0 in 2015, along with increase in professional fees such as accounting, auditing and legal services, which are all needed to run a public company, as well as an increase in payroll costs as the Company allocated less labor to projects for the six months ended June 30, 2016 as compared to June 30, 2015.

Table of Contents	14

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2016 was expense of $10,329 as compared with income of $55,148 for the six months ended June 30, 2015. For the six months ended June 30, 2016 the Company incurred non-cash interest expense reflecting $10,329 related to convertible notes payable discount amortization for the period, which was partially offset by interest income as compared to $17,623 expense for the six months ended June 30, 2015. The Company recognized a gain on extinguishment of debt of $72,771 for the six months ended June 30, 2015.

Income Tax Expense (Benefit)

Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero for the six months ended June 30, 2016.

Net Income (Loss)

As a result of the factors discussed above, net loss for the six months ended June 30, 2016 was $98,332 or 10.0% of total revenues and net loss for the six months ended June 30, 2015 was $270,452 or 29.6% of total revenues.

Liquidity and Capital Resources

As of June 30, 2016, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $228,654 and accounts receivable of $151,736. We also have the ability to raise additional capital as needed through external equity financing transactions. For the six months ended June 30, 2016, primarily as a result of non-cash expenses, the Company’s operating cash flows were a use of $464,529 due to an increase in accounts receivable of $116,795, a decrease in advances from clients of $105,416 and a decrease in accounts payable of $146,491. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in operating activities for the six months June 30, 2016 and 2015 was $464,529 and $175,368, respectively. The $464,529 use of cash was due to an increase in accounts receivable of $116,795, a decrease in advances from clients of $105,416 and a decrease in accounts payable of $146.491. Net cash used in operating activities for the six months ended June 30, 2015 was $175,368, consisting of net loss of $270,452, non-cash adjustments reconciling net income to net cash used in operating activities of $134,186 and a net use of cash of $39,102 from changes in operating assets and liabilities. The net non-cash adjustments of $134,186 were due to amortization of the discount on convertible notes payable of $17,704, employee stock-based compensation of $80,394, professional services compensated in shares of common stock of $107,385 and depreciation of $1,474, partially offset by a gain on debt extinguishment related to a negotiated settlement of legal fees of $72,771. Changes in operating assets and liabilities, a net use of cash of $39,102, were the result of a decrease in deferred revenue of $144,115, an increase in accounts receivable of $44,842 on higher sales volume, an increase in inventory of $25,600 primarily related to Satchels, an increase in prepaid expenses and other current assets of $5,606 and a decrease in accrued and other current liabilities of $1,511, mostly offset by a decrease in deposits of $102,202 primarily due to the receipt of Satchels during the period and an increase in accounts payable of $80,370.

Table of Contents	15

Investing Activities

For the six months ended June 30, 2016 and 2015, investing activities were a use of cash of $1,662 and $12,332, respectively. This was due to purchases of office furniture and computer equipment during the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

For the six months ended June 30, 2016 and 2015, the net cash from financing activities was $139,065 and $250,000, respectively. During the six months ended June 30, 2016 the Company received proceeds of $139,065 from  one convertible promissory note. Net cash provided by financing activities of $250,000 for the six months ended June 30, 2015 reflected the sale of 833,333 shares of common stock to an investor during the period.

Off Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	For three months ended June 30, 2016	For three months ended June 30, 2015	For six months ended June 30, 2016	For six months ended June 30, 2015
Adjusted EBITA reconciliation:
Net income (los)	($84,775)	($43,614)	($98,332)	($270,425)
Interest expenese (loss)	1,376	8,837	10,329	17,623
Tax expense (benefit)	0	0	0	0
Stock-based compensation expense	12991	80,667	23,620	187,779
Reverse merger-related expenses	0	0
Adjusted EBITA	$(68,408)	45,890	($64,383)	$65,050

Table of Contents	16

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

Table of Contents	17

Changes in Internal Controls

The Company had no reportable changes to its internal controls over financial reporting for the period covered by this report.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit sought damages of $100,000 related to an employment contract. The Company filed a motion to dismiss the case based upon the employment contract, which required mandatory contractual arbitration of disputes. On May 18, 2016 the Circuit Court of Cook County, Illinois granted the Company’s motion and the case was dismissed. No pending arbitration claims have been pursued by Mr. Baroud as of the date of this filing.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

Table of Contents	18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2016 or 2015.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

This list is intended to constitute the exhibit index.

10.1 Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2 Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

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

Table of Contents	19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date: August 17, 2016

By: /s/Corey Hollister

Corey Hollister, Chief Executive Officer

(Principal Executive Officer)

Date: August 17, 2016

By: /s/ Jesus Quintero

Jesus Quintero, Chief Financial Officer

(Principal Financial Officer)

Table of Contents	20