Form 10-Q
period 2016-09-30
American Cannabis Company, Inc.
filed 2016-11-16
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No [X]

On November 14, 2016, 46,801,074 shares of common stock were outstanding.

 TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION	Page

Item 1.	FINANCIAL STATEMENTS (Unaudited):	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015.	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015.	2

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015.	3

	NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.	4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

Item 4.	CONTROLS AND PROCEDURES	18

	PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19

Item 1A.	RISK FACTORS	19

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	16

Item 5.	OTHER INFORMATION	19

Item 6.	EXHIBITS	20

SIGNATURES		21

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED  BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and equivalents	$71,572	$555,780
Accounts receivable, net of allowance $55,573 and $8,419, respectively	185,754	48,285
Deposits	6,500	9,345
Inventory	67,197	67,435
Prepaid expenses and other current assets	48,267	32,117
Total Current Assets	379,290	712,962

Property and equipment - net	12,994	13,448

Other Assets	4,500	4,500

TOTAL ASSETS	396,784	730,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	101,130	218,334
Advances from clients	278,292	220,966
Convertible note, net of discount of $0 and $11,248, repectively	150,000	60,252
Accrued and other current liabilities	11,182	93,468
Total Current Liabilities	540,604	593,020

Total Liabilities	540,604	593,020

Commitments and contingencies

Shareholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 46,751,074 and 44,808,731 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	465	448
Additional paid-in capital	4,355,257	4,268,708
Accumulated deficit	(4,499,542)	(4,131,266)
Total Shareholders’ equity	(143,820)	137,890

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$396,784	$730,910

Table of Contents	1

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues
Consulting Services	$143,610	$143,072	$603,083	$607,130
Product and equipment	93,290	200,057	617,869	648,411
Total Revenues	236,900	343,129	1,220,952	1,255,541

Cost of Revenues
Cost of consulting services	38,120	79,245	137,920	295,659
Cost of products and equipment	66,614	190,547	447,470	592,545
Total Cost of Revenues	104,734	269,792	585,390	888,204

Gross Profit	132,166	73,337	635,562	367,337

Operating expenses
General and administrative	353,292	159,145	884,733	341,792
Investor Relations	11,129	14,924	29,197	202,626
Selling and marketing	22,855	73,950	63,332	281,479
Research and development	520	8,404	1,932	50,126
Total Operating expenses	387,796	256,423	979,194	876,023

Income (Loss) from Operations	(255,630)	(183,086)	(343,632)	(508,686)

Other Income (expense)
(Loss) Gain on debt extinguishment	(59,128)	—	(59,128)	72,771
Change in derivative Liabilities	64,419	—	64,419	—
Interest (expense)	(19,605)	(8,924)	(29,935)	(26,547)
Total Other Income (expense)	(14,314)	(8,924)	(24,644)	46,224

Net Income (Loss) before taxes	(269,944)	(192,010)	(368,276)	(462,462)

NET INCOME (LOSS)	($269,944)	($192,010)	($368,276)	($462,462)

Basic and diluted net loss per common share *	($0.01)	($0.00 )*	($0.01)	($0.01)

Basic and diluted weighted average common shares outstanding	46,673,272	45,702,876	45,979,352	45,348,984

* denotes a loss of less than $(0.01).

The accompanying notes are an integral part of these audited consolidated financial statements

Table of Contents	2

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(368,276)	$(462,462)
Adjustments to reconcile net loss) to net cash (used in )
operating activities:
Bad debt expense	66,431	6,015
Depreciation	3,744	2,435
Amortization of discount on convertible notes payable	26,302	26,703
Stock-based compensation to employees	16,240	102,857
Stock-based compensation to service providers	9,198	146,655
Change in Derivative liabilities	(64,419)
Loss (Gain) on debt extinguishment	59,128	(72,771)
Changes in operating assets and liabilities
Accounts receivables	(203,900)	(138,156)
Deposits	2,845	(193,794)
Inventory	238	(67,847)
Prepaid expenses and other current assets	(16,150)	(15,066)
Advances from clients	57,326	676,144
Accrued and other current liabilities	(91,484)	(1,993)
Accounts payable	(117,206)	89,472
Net Cash (used in) provided by Operating Activities	(619,983)	98,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,290)	(24,583)
Net Cash Used in Investing Activities	(3,290)	(24,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	139,065	—
Proceeds from issuance of common shares	—	250,000
Net Cash Provided by Financing Activities	139,065	250,000

NET (DECREASE) INCREASE IN CASH	(484,208)	323,609

CASH AT BEGINNING OF PERIOD	555,780	165,213

CASH AT END OF PERIOD	$71,572	$488,822

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$(155)
Cash paid (received) during the period for income taxes, net	$—	$—
Non-Cash Investing and financing activities
Conversion of notes payable to shares of common stock	$71,500	$—

The report on the financial statements and accompanying notes are an integral part of these financial statements.

Table of Contents	3

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015
(Unaudited)

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, manufactures proprietary industry solutions including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High Density Cultivation System.™ The Company also sells 3rd party industry-specific products and manages a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”.

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

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

Table of Contents	4

Significant Clients and Customers

For the three months ended September 30, 2016, three customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 41% of the Company’s total revenues for the period. For the three months ended September 30, 2015, two customers individually accounted for 10% or more of the Company’s revenues; these customers accounted for approximately 63% of the Company’s total revenues for the period.

For the nine months ended September 30, 2016, three customers individually accounted for 10% or more of the Company’s total revenues; these customers accounted for approximately 53.2% of the Company’s total revenues for the period. For the nine months ended September 30, 2015, three customers individually accounted for 10% or more of the Company’s total revenues; these customers accounted for approximately 68% of the Company’s total revenues for the period.

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

Due to the Company’s net losses for the three and nine months ended September 30, 2016 and September 30, 2015, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2016 and December 31, 2015:

Table of Contents	5

	September 30, 2016	December 31, 2015
Gross accounts receivable	241,327	56,704
Less: allowance for doubtful accounts	(55,573)	(8,419)
Accounts receivable, net	185,754	48,285

The Company had bad debt expense during the nine months ended September 30, 2016 and 2015 of $66,431 and $6,015, respectively. During the nine months ended September 30, 2016 and 2015, the Company wrote-off old receivables and their related allowances for bad debts of $19,277 and $0, respectively.

Note 4. Deposits

Deposits were comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Attorney retainer deposits in other current assets	6,500	9,345
Operating lease deposits in other assets	4,500	4,500
Deposits	11,000	13,845

Deposits as of September 30, 2016 and December 31, 2015 reflect down payments made to vendors and service providers.

Note 5. Inventory

Inventory as of September 30, 2016 and December 31, 2015 of $67,197 and $67,435, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid expenses and other current assets	48,267	32,117

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Office equipment	9,277	7,472
Furniture and fixtures	10,262	8,777
Machinery and equipment	2,336	2,336
Property and equipment, gross	21,875	18,585
Less: accumulated depreciation	(8,881)	(5,137)
Property and equipment, net	12,994	13,448

Table of Contents	6

The Company recorded depreciation expense of $1,348 and $961 during the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $3,744 and $2,435, respectively.

Note 8. Convertible Notes Payable

As of September 30, 2016 and December 31, 2015, the Company reflected convertible notes payable as follows:

	Principal	Loan
	Balance	Discount	Total
Balance as of December 31, 2015	$71,500	$(11,248)	$60,252
Issued in the period	150,000	(10,935)	139,065
Converted into shares of common stock	(71,500)	10,075	(61,425)
Amortization of debt discount	—	(26,302)	(26,302)
Gain on extinguishment	—	38,410	38,410
Balance as of September 30, 2016	$150,000	$—	$150,000

The Company had convertible debentures which were originally issued on April 24, 2014, maturing on April 24, 2016, paid zero interest, and were convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. On April 11, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of a partial conversion of this note in the amount of $58,000 that was converted into 725,000 shares of common stock at a price of $0.08 per share. On May 6, 2016, the Company received notice for the conversion of the balance of the note in the amount of $13,500 that was converted into 168,750 shares of common stock at a price of $0.08 per share. Based on this conversion, as of September 30, 2016, the Company had remaining convertible debentures in the total amount of $0, and any unamortized debt discount remaining on the date of conversion was amortized in full to interest expense.

On June 23, 2016, the Company entered into two convertible promissory notes: one for $50,000 and one for $330,000. As of the date of this filing, the Company received $150,000 in proceeds recorded a discount of $10,935. The maturity date for each note is February 14, 2017. Each note pays 8% fixed interest and was convertible at the holder’s discretion into shares of the Company’s common stock at a conversion formula used to determine the conversion price per share. On August 4, 2016, the notes were amended and restated to change the conversion formula used to determine the conversion price per share to a fixed price of $0.1135 per share and to delete a provision that provided for repayment of the notes through a separate investment agreement providing for the Company to sell its registered shares to an investor. Based on the August 4, 2016 amendment to the convertible feature of the note payable, we recognized a loss on extinguishment of debt of $59,128. In addition, we calculated the beneficial conversion valuation before and after the amendment which yielded a change in derivative liabilities of $64,419.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Accrued payroll liabilities	2,400	18,185
Accrual for products sold and shipped (in transit)	1,982	64,050
Other accruals	6,800	11,233
Accrued and other current liabilities	11,182	93,468

Note 10. Related Party Transactions

During the nine months ended September 30, 2016, the Company incurred $26,500 of expense for accounting services payable to JDE Development LLC, a company in which Mr. Jesus M Quintero, the Company’s Chief Financial Officer, is an owner.

Table of Contents	7

Note 11. Commitments and Contingent Liabilities

On March 1, 2016, the Company retained Brian Johnson as a consultant for an initial term of three months until May 31, 2016, and agreed to pay Mr. Johnson 10,000 shares of its restricted common stock per month for the three-month term payable on May 31, 2016, subject to adjustment for actual hours of service rendered. On September 1, 2016, the Company and Mr. Johnson agreed to an extension of the consulting engagement for an additional one-month term, ending on September 30, 2016. Mr. Johnson provided additional services and the Company issued Mr. Johnson 87,600 shares of common stock on August 25, 2016, as a final payment for services rendered from inception through September 30, 2016 at a value of $9,198.

On January 20, 2016, the Company was named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit sought damages of $100,000 related to an employment contract. The Company filed a motion to dismiss the case based upon the employment contract, which required mandatory contractual arbitration of disputes. On May 18, 2016 the Circuit Court of Cook County, Illinois granted the Company’s motion and the case was dismissed. On November 1, 2016, the Company received notice of a demand for arbitration filed with the American Arbitration Association by Mr. Baroud on October 27, 2016. The Company has yet to receive a copy of Mr. Baroud’s arbitration claim.

Note 12. Stock-based Compensation

Warrants

As of September 30, 2016 and December 31, 2015, the Company issued fully-vested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the nine months ended September 30, 2016; consequently, no stock-based compensation expense associated with warrants was recorded during the nine months ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of September 30, 2016 and December 31, 2015, the warrants had 3.6 and 3.3 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the nine months ended September 30, 2016.

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

Table of Contents	8

Note 13. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the six months ended September 30, 2016 and 2015, respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

Note 14. Subsequent Events

On August 4, 2016, the Company amended and restated its material definitive investment agreement dated June 23, 2016 with Tangiers Global, LLC, a Wyoming Limited Liability Company. Tangiers agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s Common Stock, subject to the Company’s agreement to provide certain registration rights under the Securities Act of 1933, as amended, concerning the Common Stock underlying Tangiers’ investment agreement. On September 12, 2016 the Company filed a registration statement on Form S-1 to register the Common Stock underlying Tangiers’ investment agreement. On November 8, 2016, the SEC issued a Notice of Effectiveness for the registration of the Common Stock.

On October 26, 2016, the Company issued 50,000 shares of its restricted common stock to an employee as compensation based upon an employment contract and performance review.

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

Background

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, manufactures proprietary industry solutions including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High Density Cultivation System.™ The Company also sells 3rd party industry-specific products and manages a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”.

We were incorporated in the State of Delaware on September 24, 2001 under the name Naturewell, Inc. to develop and market clinical diagnostic products using immunology and molecular biologic technologies.

Table of Contents	10

Results of Operations

For the three months ended September 30, 2016 compared to three months ended September 30, 2015.

The following table presents our consolidated operating results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	For the three months ended September 30, 2016	% of Revenues	For the three months ended September 30, 2015	% of Revenues	$ Change
Revenues
Consulting Services	$143,610	60.6	$143,072	41.7	$538
Product and equipment	93,290	39.4	200,057	58.3	(106,767)
Total Revenues	236,900	100.0	343,129	100.0	(106,229)
Cost of Revenues
Cost of consulting services	38,120	16.1	79,245	23.1	(41,125)
Cost of products and equipment	66,614	28.1	190,547	55.5	(123,933)
Total Cost of Revenues	104,734	44.2	269,792	78.6	(165,058)
Gross Profit	132,166	55.8	73,337	21.4	58,829
Operating expenses
General and administrative	353,292	149.1	159,145	46.4	194,147
Investor Relations	11,129	4.7	14,924	4.3	(3,795)
Selling and marketing	22,855	9.6	73,950	21.6	(51,095)
Research and development	520	0.2	8,404	2.4	(7,884)
Total Operating Expenses	387,796	163.7	256,423	74.7	131,373
Loss from Operations	(255,630)	(107.9)	(183,086)	(53.4)	(72,544)
Other Income (Expense)
(Loss) Gain on debt extinguishment	(59,128)	(25.0)	—	—	(59,128)
Change in Derivative liabilities	64,419	27.2	—	—	64,419
Interest (expense)	(19,605)	(8.3)	(8,924)	(2.6)	(10,681)
Total Other Income (expense)	(14,314)	(6.0)	(8,924)	(2.6)	(5,390)
Net loss before taxes	(269,944)	(113.9)	(192,010)	(56.0)	(77,934)
Income tax expense (benefit)	—	—	—	—	—
NET LOSS	$(269,944)	(113.9)	$(192,010)	(56.0)	$(77,934)

Table of Contents	11

Revenues

Total revenues were $236,900 for the three months ended September 30, 2016 as compared to $343,129 for the three months ended September 30, 2015, a decrease of $106,229. Although consulting service revenues remain steady for the three months ended September 2016, $143,610 or 60.6% of total revenues, versus $143,072 or 41.7% of total revenues for the three months ended September 30, 2015, we experienced a decrease in our product and equipment revenues as amounts for the three months ended September 30, 2016 were $93,290 or 39.4% of total revenues, versus $200,057 or 58.3% of total revenues for three months ended September 30, 2015. This decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during facility build-outs. The company was not performing any facility build-outs for the three months ended September 30, 2016, while two facility build-outs were in-progress during the three months ended September 30, 2015.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended September 30, 2016, our total costs of revenues were $104,734, or 44.2% of total revenues. This compares to total costs of revenues for the three months ended September 30, 2015 of $269,792 or 78.6% of total revenues. The decrease in costs of revenues of $165,058 was primarily due to the change in operating activities discussed changes in our internal infrastructure. For the three months ended September 30, 2016, consulting-related costs were $38,120, or 16.1% of total revenue, as compared to costs of $79,245, or 23.1% of revenue for the three months ended September 30, 2015. Costs associated with products and equipment were $66,614, or 28.1% of total revenue for the three months ended September 30, 2016 as compared to $190,547, or 55.5% of total revenue for the three months ended September 30, 2015. As a percentage of revenues the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during facility build-outs. The company was not performing any facility build-outs for the three months ended September 30, 2016, while two facility build-outs were in-progress during the three months ended September 30, 2015.

Gross Profit

Total gross profit was $132,166 for the three months ended September 30, 2016, comprised of consulting services gross profit of $105,490 and products and equipment gross profit of $26,676. This compares to total gross profit of $73,337 for the three months ended September 30, 2015, comprised of consulting services gross profit of $63,827 and products and equipment gross profit of $9,510. These increases of $41,663 for consulting services gross profit and $17,166 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 55.8% for the three months ended September 30, 2016 as compared to 21.4% for the three months ended September 30, 2015. This increase was primarily due to client state licensing approval bonuses earned by the company during the three months ended September 30, 2016.

Operating Expenses

Total operating expenses were $387,796, or 163.7% of total revenues for the three months ended September 30, 2016, compared to $256,423, or 74.7% of total revenues for the three months ended September 30, 2015. This increase was primarily due to an increase in general and administrative expenses as the Company has incurred higher expenses for accounting, bad debts and legal fees all attributed to costs of running a public company; the increase was also attributed to reduced labor allocations transferred out of general and administrative expenses to direct project costs (cost of revenues) for the three months ended September 30, 2016 as compared to September 30, 2015. Also, the company has reduced selling and marketing efforts due to achieving stronger brand recognition in the market place during the three months ended September 30, 2016 as compared with the three months ended September 30, 2015, which has resulted in less investment in trade shows and conferences expenses. As part of the efforts on strengthening current products and services in the market in 2016, the company incurred less research and development costs for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015.

Table of Contents	12

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2016 was an expense of $14,314 as compared with an expense of $8,924 for the three months ended September 30, 2015. For the three months ended September 30, 2016 the company incurred a non-cash loss on extinguishment of debt of $59,128 and also an interest expense reflecting $19,605 related to convertible notes payable discount amortization for the period, which was offset by a $64,419 gain on change in derivative liabilities for the same period. For the three months ended September 30, 2015 the company had interest expense of $8,924.

Net Income (Loss)

As a result of the factors discussed above, net income (expense) for the three months ended September 30, 2016 was a net loss of $269,944 or 113.9% of total revenues for the period, as compared to a net loss of 192,010, or 56.0% of total revenues for the three months ended September 30, 2015.

Results of Operations

For the nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The following table presents our consolidated operating results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

Table of Contents	13

	For the nine months ended September 30, 2016	% of Revenues	For the nine months ended September 30, 2015	% of Revenues	$ Change
Revenues
Consulting Services	$603,083	49.4	$607,130	48.4	($4,047)
Product and equipment	617,869	50.6	648,411	51.6	(30,542)
Total Revenues	1,220,952	100.0	1,255,541	100.0	(34,589)

Cost of Revenues
Cost of consulting services	137,920	11.3	295,659	23.5	(157,739)
Cost of products and equipment	447,470	36.6	592,545	47.2	(145,075)
Total Cost of Revenues	585,390	47.9	888,204	70.7	(302,814)

Gross Profit	635,562	52.1	367,337	29.3	268,225

Operating expenses
General and administrative	884,733	72.5	341,792	27.2	542,941
Investor Relations	29,197	2.4	202,626	16.1	(173,429)
Selling and marketing	63,332	5.2	281,479	22.4	(218,147)
Research and development	1,932	0.2	50,126	4.0	(48,194)
Total Operating expenses	979,194	80.2	876,023	69.8	103,171

Loss from Operations	(343,632)	(28.1)	(508,686)	(40.5)	165,054

Other Income (expense)
Gain on debt extinguishment	(59,128)	(4.8)	72,771	5.8	(131,899)
Change in Derivative liabilities	64,419	5.3	—	—	64,419
Interest (expense)	(29,935)	(2.5)	(26,547)	(2.1)	(3,388)
Total Other Income (expense)	(24,644)	(2.0)	46,224	3.7	(70,868)

Net Loss before taxes	(368,276)	(30.2)	(462,462)	(36.8)	94,186
Income Tax expense (benefit)	—	—	—	—	—

NET LOSS	($368,276)	(30.2)	($462,462)	(36.8)	$94,186

Table of Contents	14

Revenues

Total revenues were $1,220,952 for the nine months ended September 30, 2016 as compared to $1,255,541 for the nine months ended September 30, 2015, a decrease of $34,589. Consulting service was $603,083 or 49.4% of total revenues for the nine months ended September 30, 2016 as compared to $607,130 or 48.4% for the nine months ended September 30, 2015, a decrease of $4,047 which was primarily due to the client lifecycle activities for the nine months ended September 30, 2016. We experienced a decrease in our product and equipment revenues as amounts for the nine months ended September 30, 2016 were $617,869 or 50.6% of total revenues, versus $648,411 or 51.6% of total revenues for nine months ended September 30, 2015. This decrease was attributed to the changes in client lifecycle activities in 2016 and increased competition from vendors as compared to the nine months ended September 30, 2015.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the nine months ended September 30, 2016, our total costs of revenues were $585,390, or 47.9% of total revenues. This compares to total costs of revenues for the nine months ended September 30, 2015 of $888,204 or 70.7% of total revenues. The decrease in costs of revenues of $302,814 was due to the changes in client activity as discussed above and a reduction in our internal infrastructure. For the nine months ended September 30, 2016, consulting-related costs were $137,920, or 11.3% of total revenue, as compared to costs of $295,659, or 23.5% of revenue for the nine months ended September 30, 2015. Costs associated with products and equipment were $447,470 or 36.6% of total revenue for the nine months ended September 30, 2016 as compared to $592,545, or 47.2% of total revenue for the nine months ended September 30, 2015. As a percentage of revenues, the decreases were primarily due to changes in client activity and vendor competition during the nine months ended September 30, 2016.

Gross Profit

Total gross profit was $635,562 for the nine months ended September 30, 2016, comprised of consulting services gross profit of $465,163 and products and equipment gross profit of $170,399. This compares to total gross profit of $367,337 for the nine months ended September 30, 2015, comprised of consulting services gross profit of $311,471 and products and equipment gross profit of $55,866. These increases of $153,692 for consulting services gross profit and $114,533 for products and equipment gross profit were primarily due to growth in our client base and volume of operations and further establishment of our products and equipment offerings. As a percentage of total revenues, gross profit was 52.1% for the nine months ended September 30, 2016 as compared to 29.3% for the nine months ended September 30, 2015. This increase was primarily due sales volume and client state licensing approval bonuses earned by the company during the three months ended September 30, 2016.

Operating Expenses

Total operating expenses were $979,194, or 80.2% of total revenues for the nine months ended September 30, 2016 as compared to $876,023, or 69.8% of total revenues for the nine months ended September 30, 2015. This increase was primarily due to an increase in general and administrative expenses as the company is incurred higher expenses for accounting fees, bad debt expense, and legal fees all attributed to costs of running a public company; the increase was also attributed to reduced labor allocations transferred out of general and administrative expenses to direct project costs (cost of revenues) for the nine months ended September 30, 2016 as compared to September 30, 2015. Also, the company has reduced selling and marketing efforts due to achieving stronger brand recognition in the market place during the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015, which has resulted in less investment in trade shows and conferences expenses. As part of the efforts on strengthening current products and services in the market in 2016, the company incurred less research and development costs for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015.

Table of Contents	15

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2016 was an expense of $24,644 as compared with income of $46,224 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 the company incurred a non-cash interest expense reflecting $29,935 related to convertible notes payable discount amortization for the period as compared to $26,547 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 the company had income of $64,419 related to changes in derivative liabilities, while recognizing a loss on extinguishment of debt of $59,128 for the nine months ended September 30, 2016 as compared to a gain on extinguishment of debt of $72,771 for the nine months ended September 30, 2015.

Net Income (Loss)

As a result of the factors discussed above, net loss for the nine months ended September 30, 2016 was $368,276 or 30.2% of total revenues for the period, as compared to a net loss of $462,462, or 36.8% of total revenues for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $71,572 and accounts receivable of $185,754. We also have the ability to raise additional capital as needed through external equity financing transactions. For the nine months ended September 30, 2016, primarily as a result of non-cash expenses, the Company’s operating cash flows were a use of $619,983 due to an increase in accounts receivable of $203,900, an increase in prepaid expenses and other current assets of $16,150 and a decrease in accrued and other current liabilities of $91,484 and a decrease in accounts payable of $117,206. These amounts were offset by decreases in Deposits of $2,845 and an increase in advances from clients of $57,326. Additionally, considering that our fixed overhead costs are low, and we have the ability to issue stock to compensate employees and management, we believe our liquidity and capital resources to be adequate to fund our general and administrative expenses. The Company will continue to explore capital raising opportunities in the future.

Operating Activities

Net cash used in operating activities for the nine months September 30, 2016 was $619,983 and cash provided was $98,192 for the nine months ended September 30, 2015, respectively. The $619,983 use of cash was due to loss of $368,276 for the nine months ended September 30, 2016 along with an increase in accounts receivable of $203,900 and a $117,206 decrease in accounts payable, offset by an increase in advances from clients of $57,326 and an increase in deposits of $2,845. Net cash provided by operating activities for the nine months ended September 30, 2015 was $98,192, consisting of net loss of $462,462, noncash adjustments reconciling net income to net cash provided by operating activities of $211,894 and a net source of cash of $348,760 from changes in operating assets and liabilities. The net noncash adjustments of $211,894 were due to stock-based compensation granted to service providers of $146,655, employee stock-based compensation of $102,857, amortization of the discount on convertible notes payable of $26,703, bad debt expense of $6,015, and depreciation expense of $2,435, partially offset by a gain on debt extinguishment of $72,771 related to a negotiated settlement of accumulated legal fees. Changes in operating assets and liabilities, a net source of cash of $348,760, were the result of an increase in deferred revenue of $676,144 primarily related to customer prepayments on large product and equipment orders and an increase in accounts payable of $89,472, partially offset by an increase in deposits of $193,794, an increase in accounts receivable of $138,156, an increase inventory $67,847 that primarily reflects the receipt of Satchel inventory during the period, and a decrease in accrued and other current liabilities of $1,993.

Table of Contents	16

Investing Activities

For the nine months ended September 30, 2016 and 2015, investing activities were a use of cash of $3,290 and $24,583, respectively. This was due to purchases of office furniture and computer equipment during the nine months ended September 30, 2016 and 2015, respectively.

Financing Activities

For the nine months ended September 30, 2016 and 2015, the net cash from financing activities was $139,065 and $250,000, respectively.  During the nine months ended September 30, 2016, the Company received proceeds of $139,065 from the issuance of a convertible promissory note. Net cash provided by financing activities of $250,000 for the nine months ended September 30, 2015 reflected the sale of 833,333 shares of common stock to an investor during the period.

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net loss to Adjusted EBITA is provided below:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Adjusted EBITA reconciliation:
Net loss	$ (269,944)	$ (192,010)	$ (368,276)	$ (462,462)
Loss (Gain) on debt Extinguishment	59,128	—	59,128	(72,771)
Interest expense, net	19,605	8,924	29,935	26,547
Derivative Liabilities	(64,419)	—	(64,419)	—
Tax expense (benefit)	—	—	—	—
Stock-based compensation expense	1,818	61,733	16,240	249,512
Adjusted EBITA	$ (253,812)	$ (121,353)	$ (327,392)	$ (259,174)

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

As of September 30, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Table of Contents	18

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 20, 2016, the Company was named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit sought damages of $100,000 related to an employment contract. The Company filed a motion to dismiss the case based upon the employment contract, which required mandatory contractual arbitration of disputes. On May 18, 2016 the Circuit Court of Cook County, Illinois granted the Company’s motion and the case was dismissed. On November 1, 2016, the Company received notice of a demand for arbitration filed with the American Arbitration Association by Mr. Baroud on October 27, 2016. The Company has yet to receive a copy of Mr. Baroud’s arbitration claim.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine months ended September 30, 2016 or 2015.

ITEM 5. OTHER INFORMATION

None.

Table of Contents	19

ITEM 6. EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2	Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

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

American Cannabis Company, Inc.

Date: November 16, 2016	By: /s/ Corey Hollister
Corey Hollister,
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2016	By: /s/ Jesus Quintero
Jesus Quintero,
Chief Financial Officer
(Principal Accounting Officer)

Table of Contents	21