Form 10-K
period 2016-12-31
American Cannabis Company, Inc.
filed 2017-04-10
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X[	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2016
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
5690 Logan Street, Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o    No ý

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2016 was approximately $22,792,655.

As of April 7, 2017 51,187,210 of common stock, par value $0.00001, were outstanding.

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

Industry and Regulatory Overview

Table Of Contents	1

As of March 31, 2017, 28 states and the District of Columbia legally allow their citizens to use cannabis for medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis use is in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

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

Business Overview

We primarily operate within two divisions within the regulated cannabis industry: (i) consulting and professional services; and, (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis. We are not licensed to produce and/or sell cannabis. We do not sell, cultivate, manufacture, or transact cannabis.

Consulting Services

We offer consulting services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

·	Cannabis Business Planning. Our commercial cannabis business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis market and we have the expertise to help client businesses thrive.
·	Cannabis Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines
·	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.
·	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation, and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.
Table Of Contents	2

·	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis industry is developing rapidly with evolving laws and regulations, and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis industry while staying up-to-date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.
·	Cannabis Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.
·	Cannabis Business Monitoring. The regulated commercial cannabis industry is constantly growing and shifting, and the ongoing monitoring of a cannabis business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully-integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

·	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require child-proof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states. There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On February 23, 2016, we announced our receipt of notice from the U.S. Patent Office that our application for patent protection for the Satchel were deemed allowable by the U.S. Patent and Trademark Office. On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for the Satchel.
·	SoHum Living Soil™. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended “just-add-water” soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.
·	High Density Racking System. A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High Density Racking System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles, and creates multiple levels of space with which to grow plants. The High Density Racking System allows customers to increase production capacity without the need to add additional square footage to the operation.
Table Of Contents	3

·	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and set-up; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

·	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused-products. Examples of products available through American Cultivator Co. include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies. We also offer a Group Purchasing Organization (“GPO”) focused on disposables to creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2016, our research and development costs were $2,553 as compared to $51,115 for the fiscal year ended December 31, 2015.

Significant Customers

For the year ended December 31, 2016 and December 31, 2015, in the aggregate, three customers, respectively, accounted for 45.66% and 74% of the Company’s total revenues for each respective period.

On a geographical basis, for the year ended December 31, 2016, approximately 92% and 4.72% of our total revenues were generated from the United States and Canada, respectively. For the year ended December 31, 2015, approximately 91% and 9% of our total revenues for the period were generated from the United States and Canada, respectively.

Intellectual Property

On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for The Satchel™, our child-proof exit package solution for the regulated cannabis industry. We may file for additional patent protection as we deem appropriate to protect new products. We also had trademark applications pending to protect our branding and logos. These pending applications included trademarks for American Cannabis Company (stylized and/or with design logo), American Cannabis Consulting (stylized and/or with design logo), the design and colors used in our leaf logo, the Cultivation Cube (stylized and/or with design logo), our slogan (“Growing the Next Frontier”), and two word marks and the logo associated with SoHum Living Soil.

Table Of Contents	4

Competition

Our competitors include professional services firms dedicated to the regulated cannabis industry, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States, it’s territories and Indian Country therein and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2016, we have 6 full-time employees and 1 part-time employee, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

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

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit sought damages of $100,000 related to a terminated employment contract. The Company filed a motion to dismiss the case based upon the employment contract, which required mandatory contractual arbitration of disputes. On May 18, 2016, the Circuit Court of Cook County, Illinois granted the Company’s motion and the case was dismissed. On November 1, 2016, the Company received notice of a demand for arbitration filed with the American Arbitration Association by Mr. Baroud on October 27, 2016. The Company filed an answer denying liability and a cross compliant for damages against Mr. Baroud. The case is in litigation and an arbitration hearing is set for September 11-12, 2017. Based upon available information at this very early stage of litigation, management believes the likelihood of material loss resulting from this lawsuit to be remote.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Table Of Contents	5

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTCQB under the ticker symbol “AMMJ”. As of December 31, 2016, there were 500 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2016	High	Low
Quarter ended December 31	$0.97	$0.88
Quarter ended September 30	$0.29	$0.26
Quarter ended June 30	$0.11	$0.1
Quarter ended March 31	$0.18	$0.15

2015	High	Low
Quarter ended December 31	$0.15	$0.15
Quarter ended September 30	$0.09	$0.08
Quarter ended June 30	$0.33	$0.28
Quarter ended March 31	$0.4	$0.38

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

Table Of Contents	6

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

The Company was incorporated in the State of Delaware on September 24, 2001 under the name “Naturewell, Inc.” On March 13, 2013, the Company completed a merger transaction whereby it acquired Brazil Interactive Media, Inc. (“BIMI”), a Brazilian interactive television company and television production company. The Company’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc. On May 15, 2014, the Company entered into an Agreement and Plan of Merger with Cannamerica Corp. (the “Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. doing business as American Cannabis Consulting (“American Cannabis Consulting”). The merger was completed on September 29, 2014, resulting in American Cannabis Consulting being merged with and into the Merger Sub (the “Reverse Merger”). The Company subsequently amended its Articles of Incorporation to change its name to “American Cannabis Company, Inc.” Upon the closing of the Reverse Merger, all of the Company’s officers and directors appointed designee officers and directors from American Cannabis Consulting and resigned. Consistent with the Merger Agreement, the Company consummated a complete divestiture of BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, the Company changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015

The following table presents our operating results for the year ended December 31, 2016 compared to December 31, 2015:

Table Of Contents	7

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2016	2015
Revenues
Consulting Services	$943,563	$693,225
Product and equipment	613,535	2,081,448
Product and equipment, related party	3,768	25,214
Total Revenues	1,560,866	2,799,887

Cost of Revenues
Cost of consulting services	145,849	182,161
Cost of products and equipment	545,732	1,817,952
Total Cost of Revenues	691,581	2,000,113

Gross Profit	869,285	799,774

Operating expenses
General and administrative	1,273,749	687,082
Investor Relations	37,919	307,069
Selling and marketing	88,047	307,474
Research and development	2,553	51,115
Total Operating expenses	1,402,268	1,352,740

Income (Loss) from Operations	(532,983)	(552,966)

Other Income (expense)
Loss on debt extinguishment	(7,640)	72,771
Interest Income (expense)	(87,314)	(35,458)
Change in Derivative Liability	14,449	—
Other Income	9,806	—
Total Other Income (expense)	(70,699)	37,313

Net Income (Loss) before taxes	(603,682)	(515,653)
Income Tax expense (benefit)	—	—

NET INCOME (LOSS)	$(603,682)	$(515,653)
Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	46,389,474	44,637,046

Table Of Contents	8

Revenues

Total revenues for the year ended December 31, 2016 and December 31, 2015, were $1,560,866 and $2,799,887, respectively, a decrease of $1,239,021. This decrease was primarily due to a decrease in the demand for equipment offered as part of our consulting services. For the year ended December 31, 2016 and December 31, 2015, consulting services revenue was $943,563 and $693,225, respectively. For the year ended December 31, 2016 and December 31, 2015, products and equipment revenue were $617,203 and $2,106,662, respectively.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, marketing and other costs directly attributable to providing services or offering products. For the year ended December 31, 2016 and December 31, 2015, our total costs of revenues were $691,581 and $2,000,113, respectively. The decrease was primarily due to lower operating expenses related to overhead, labor, travel and salaries, and implementing more efficient marketing strategies focused on existing clients resulting in increased revenue without the additional expenses related to acquiring new clientele. For the year ended December 31, 2016, consulting related costs were $145,849 or 9.3% of total revenues, and costs related with costs associated with products and equipment were $545,732 or 34.96% of total revenues. For the year ended December 31, 2015, consulting related costs were $182,161, or 6.5% of total revenue, and costs associated with products and equipment were $1,817,952, or 64.9% of total revenue.

Gross Profit

For the year ended December 31, 2016 and December 31, 2015, gross profit was $869,285 and $799,744, respectively. This increase was primarily due to growth in our client base and volume of operations including consulting and product sales, as our business has matured following commencement of business operations since 2013. As a percentage of total revenues, gross profit was 55.69% and 28.6% for the years ended December 31, 2016 and December 31, 2015, respectively. This increase was primarily due to the year ended December 31, 2016 having a higher proportion of total revenues from consulting services as compared to product and equipment sales, as consulting services have a higher profit margin as compared to product and equipment sales.

Operating Expenses

Total operating expenses for the years ended December 31, 2016 and December 31, 2015 was $1,402,268 and $1,352,740, respectively. This increase of $49,332 was an increase in general and administrative costs of $586,671, and a corresponding decrease of $269,150 in investor relations, $219,427 in sales and marketing, and $48,562 in research and development.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2016 and December 31, 2015 included expense of ($70,699) and income of 37,313, respectively. This decrease in other income was due to a decrease of interest income of ($51,856) incurred during 2016, ($87,314) versus ($35,458) of interest expense attributed to initial amortization of the discount on our convertible notes payable. In addition, for December 31, 2016 there was a loss on debt extinguishment of $7,640 and a gain on derivative liability of $14,449.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2016 and December 31, 2015, respectively. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable. The years 2010 to 2016 remain subject to examination by the Company’s major tax jurisdictions.

Net Income (Loss)

As a result of the factors discussed above, net loss for the year ended December 31, 2016 and December 31, 2015 was net loss of $603,682 and $515,653, respectively. For December 31, 2016 and December 31, 2015, these net losses represented a 38.67% and 18.4% of total revenues for the respective periods.

Table Of Contents	9

Liquidity and Capital Resources

As of December 31, 2016, and December 31, 2015, our primary internal sources of liquidity were cash and cash equivalents of $751,038 and $555,780, respectively. We also have the ability to raise additional capital as needed through an external equity financing transactions. For the years ended December 31, 2016 and December 31, 2015, the Company had a source (use) of cash from operations of ($784,879) and $149,223, respectively.  For December 31, 2016 and December 31, 2015, we generated non-cash expenses of $30,208 and $319,187, respectively related to stock-based compensation which contributed to our net cash derived from operating activities. This non-cash expense offset net losses of $603,682 and $515,653 for December 31, 2016 and 2015, respectively.  Due to this factor, and considering that our fixed overhead costs are relatively low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Operating Activities

Net cash provided by (used in) operating activities for the year ended December 31, 2016 was ($784,879) which consists of net loss for the period of $603,682 which was offset by an increase in account receivables of $213,406 and other liabilities. Net cash provided by operating activities for the year ended December 31, 2015 of $149,223, which consists of net loss for the period of $515,653 which was offset by a non-cash adjustment used to reconcile net loss for stock-based compensation to employees, a reduction in deposits and accrued and other liabilities.

Investing Activities

For the years ended December 31, 2016 and December 31, 2015, net cash used in investing activities was $3,360 and $8,656, respectively. For the years ended December 31, 2016 and 2015, the cash used in investing was attributed to the purchase of equipment for operations.

Financing Activities

For the years ended December 31, 2016 and December 31, 2015, financing activities were a source of cash of $983,497 and $250,000, respectively. For December 31, 2016, the cash provided from financing activities was attributed to proceeds of $305,250 from the issuance of convertible debt and principal payments of convertible debt of $180,000 The Company received $858,247 from the sale of registered common stock to Tangiers Global, LLC under an amended and restated Investment Agreement and Registration Rights Agreement dated August 4, 2016. For the year ended December 31, 2015, the Company received $250,000 from the sale of unregistered common stock to an investor.

For the years ended December 31, 2016 and December 31, 2015 we had cash and cash equivalents of $751,038 and $555,780, respectively. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2016, and December 31, 2015, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table Of Contents	10

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

A reconciliation of net income to Adjusted EBITA is provided below.

Adjusted EBITA Reconciliation	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net Loss	$(603,682)	$(515,653)
Interest Expense, Net	$87,314	$35,458
Tax Expense (benefit)	$—	$—
Stock Based Compensation expense	$30,208	$319,187
Adjusted EBITA	$(486,160)	$(161,008)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2016, and December 31, 2015, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized. As of December 31, 2016, and December 31, 2015, the Company had capitalized $0 and $57,170 of costs associated with the construction of demo inventory, including but not limited to parts for the assembly of scalable cultivation systems.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Table Of Contents	11

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2016, and December 31, 2015 our allowance for doubtful accounts was $31,421 and $8,419, respectively. For December 31, 2016 and December 31, 2015, we recorded bad debt expense of $118,641 and $30,753, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2016 and as of December 31, 2015.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2016, and December 31, 2015.

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

Table Of Contents	12

We generate revenues from professional services consulting agreements. These arrangements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, we require a prepayment or retainer prior to performing services.

Revenues from time-based engagements are recognized as we incur the hours.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. We review arrangements to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we estimate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2016, and December 31, 2015, no such losses have occurred. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2016 and December 31, 2015, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2016 and December 31, 2015. During the year ended December 31, 2016, the Company generated revenue from the sale of products to an entity controlled by a shareholder (Director).

Table Of Contents	13

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2016 and December 31, 2015, these costs were $88,047 and $79,989, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2016 and December 31, 2015, stock-based compensation expense for restricted shares was $36,750 and $321,933, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2016 and December 31, 2015, compensation expense for warrants and options was $0 and $0, respectively.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2016 and December 31, 2015, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2016, and December 31, 2015, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

Table Of Contents	14

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. During the year ended December 31, 2016, the Company generated revenue from the sale of products to an entity managed by a Director of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table Of Contents	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Cannabis Company, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of American Cannabis Company, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Cannabis Company, Inc. as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

April 7, 2017

Table Of Contents	16

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and equivalents	$751,038	$555,780
Accounts receivable, net	164,451	48,285
Deposits	—	9,345
Inventory	42,500	67,435
Prepaid expenses and other current assets	9,825	32,117
Total Current Assets	967,814	712,962

Property and equipment - net	11,639	13,448
Other Assets	4,500	4,500

TOTAL ASSETS	$983,953	$730,910

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$55,782	$218,334
Accounts payable, related party	14,325	—
Advances from clients	222,188	220,966
Convertible note, net of discount of $0 and $35,235	—	60,252
Accrued and other current liabilities	36,724	93,468
Total Current Liabilities	329,019	593,020

Shareholder's equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 49,847,593 and 44,808,731 shares issued and outstanding at December 31, 2016 and 2015, respectively	498	448
Additional paid-in capital	5,389,384	4,268,708
Accumulated deficit	(4,734,948)	(4,131,266)
Total Shareholder's equity	654,934	137,890

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$983,953	$730,910

The accompanying notes are an integral part of these audited consolidated financial statements

Table Of Contents	17

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015
Revenues
Consulting Services	$943,563	$693,225
Product and equipment	613,535	2,081,448
Product and equipment, related party	3,768	25,214
Total Revenues	1,560,866	2,799,887

Cost of Revenues
Cost of consulting services	145,849	182,161
Cost of products and equipment	545,732	1,817,952
Total Cost of Revenues	691,581	2,000,113

Gross Profit	869,285	799,774

Operating expenses
General and administrative	1,273,749	687,082
Investor Relations	37,919	307,069
Selling and marketing	88,047	307,474
Research and development	2,553	51,115
Total Operating expenses	1,402,268	1,352,740

Income (Loss) from Operations	(532,983)	(552,966)

Other Income (expense)
Gain (loss) on debt extinguishment	(7,640)	72,771
Interest (expense)	(87,314)	(35,458)
Change in Derivative Liability	14,449	—
Other Income	9,806	—
Total Other Income (expense)	(70,699)	37,313

Net Income (Loss) before taxes	(603,682)	(515,653)
Income Tax expense (benefit)	—	—

NET INCOME (LOSS)	$(603,682)	$(515,653)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	46,389,474	44,637,046

The accompanying notes are an integral part of these audited consolidated financial statements

Table Of Contents	18

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2014	44,518,750	$446	$3,699,526	$(3,619,613)	$84,359
Shares issued for services	250,000	2	195,085	—	195,087
Shares issued for cash	—	—	250,000	—	250,000
Stock-based compensation granted to employees	164,981	2	124,097	—	124,099
Recension and cancellation of common shares	(125,000)	(2)	—	—	(2)
Net Loss	—	—	—	(515,653)	(515,653)
Balance as of December 31, 2015	44,808,731	448	4,268,708	(4,131,266)	137,890
Shares issued for services	195,260	2	13,966	—	13,968
Shares issued for cash	2,370,039	23	858,224	—	858,247
Stock-based compensation granted to employees	152,500	2	16,238	—	16,240
Conversion of convertible notes payable into common shares	2,321,063	23	232,248	—	232,271
Net Loss	—	—	—	(603,682)	(603,682)
Balance as of December 31, 2016	49,847,593	$498	$5,389,384	$(4,734,948)	$654,934

The accompanying notes are an integral part of these audited consolidated financial statements

Table Of Contents	19

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($603,682)	($515,653)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Bad debt expense	118,641	30,753
Depreciation	5,173	3,575
Amortization of discount on convertible notes payable	41,578	35,701
Interest Converted to Common Stock	12,000	—
Change in Value of Derivative Liability	-14,449	—
Stock-based compensation to employees	16,240	124,099
Stock-based compensation to service providers	13,968	195,088
Loss (gain) on debt extinguishment	7,640	-72,771
Changes in operating assets and liabilities
Accounts receivables	-234,807	-21,396
Deposits	9,345	168,096
Inventory	24,935	-22,829
Prepaid expenses and other current assets	22,292	-19,792
Advances from clients	1,222	47,438
Accrued and other current liabilities	-56,744	40,720
Accounts payable	-162,556	156,196
Accounts payable, Related Party	14,325	—
Net Cash provided by (used in) Operating Activities	-784,879	149,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-3,360	-8,656
Net Cash provided (Used in) Investing Activities	-3,360	-8,656

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	305,250	—
Principal payments of convertible debt	-180,000	—
Proceeds from issuance of common shares	858,247	250,000
Net Cash Provided by Financing Activities	983,497	250,000

NET INCREASE IN CASH	195,258	390,567

CASH AT BEGINNING OF PERIOD	555,780	165,213

CASH AT END OF YEAR	$751,038	$555,780

Supplemental disclosure of cash flow information:
Non Cash Investing and Financing
Convertible Debt Converted to Common Stock	$220,271	$—

Cash paid during the period for interest	$33,840	$—
Cash paid during the period for income taxes, net	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

Table Of Contents	20

AMERICAN CANNABIS COMPANY, INC. AND SUBISIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2016, and 2015, the Company had cash balances in excess of FDIC insured limits of $453,691 and $130,667, respectively.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2016, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

Table Of Contents	21

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2016, and December 31, 2015 our allowance for doubtful accounts was $31,421 and $8,419, respectively. For December 31, 2016 and December 31, 2015, we recorded bad debt expense of $118,641 and $30,753, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Significant Customers

For the year ended December 31, 2016 and December 31, 2015, in the aggregate, three customers, respectively, accounted for 46% and 74% of the Company’s total revenues for each respective period.

On a geographical basis, for the year ended December 31, 2016, approximately 92% and 5% of our total revenues were generated from the United States and Canada, respectively, and for the year ended December 31, 2015, approximately 91% and 9% of our total revenues were generated from the United States and Canada.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company had not capitalized any interest as of December 31, 2016 and 2015.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2016 and 2015.

Table Of Contents	22

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

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

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the year ended December 31, 2016 and December 31, 2015, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

Table Of Contents	23

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the year ended December 31, 2016 and December 31, 2015, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2016 nor at December 31, 2015. During the year ended December 31, 2016, the Company generated revenue from the sale of products to an entity controlled by a shareholder (Director).

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2016 and 2015, these costs were $88,047 and $79,989, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2016 and 2015, stock-based compensation expense for restricted shares for Company employees and service providers was $30,208 and $319,187, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2016 and 2015, compensation expense for warrants and options was $0, respectively.

Table Of Contents	24

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2016 and 2015, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2016, and, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Income (Loss) Per Common Share

The Company reports net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. During the year ended December 31, 2016, the Company generated revenue from the sale of products to an entity controlled by a shareholder (Director). See Note 10. Related Party Transactions for associated disclosures.

Reclassifications

Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Table Of Contents	25

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). By incorporating and expanding upon certain principles that are currently in U.S. auditing standards, ASU 2014-15 requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has not elected to early adopt the provisions of ASU 2014-15, and accordingly, the requirements of ASU 2014-15 will apply beginning with the year ended December 31, 2017. The Company is currently evaluating the effects, if any, that the application of ASU 2014-15 will have on disclosures associated with its consolidated financial statements.

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

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, the following will be required to be recognized for all leases (with the exception of short-term leases) as of the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
•	Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.
•	The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). The Company is currently evaluating the effects, if any, that the application of ASU 2016-02 will have on disclosures associated with its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating the effects, if any, that the application of ASU 2016-09 will have on disclosures associated with its consolidated financial statements.

Table Of Contents	26

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The Company is currently evaluating the effects, if any, that the application of ASU 2016-10 will have on disclosures associated with its consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effects, if any, that the application of ASU 2017-01 will have on disclosures associated with its consolidated financial statements.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following:

	December 31, 2016	December 31, 2015
Gross accounts receivable	$195,872	$56,704
Less: allowance for doubtful accounts	(31,421)	(8,419)
Accounts receivable, net	$164,451	$48,285

For the years ended December 31, 2016 and December 31, 2015, the Company had bad debt expense of $118,641 and $30,753, respectively.

Note 4 Inventory

Inventory as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Raw materials	$16,614	$—
Demo	—	57,170
Finished goods	25,886	10,265
Total	$42,500	$67,435

Note 5. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2016	December 31, 2015
Office equipment	$7,472	$7,472
Furniture and fixtures	8,777	8,777
Machinery and equipment	4,938	2,336
Property and equipment, gross	21,187	18,585
Less: accumulated depreciation	(10,148)	(5,137)
Property and equipment, net	$11,639	$13,448

For the year ended December 31, 2016 and December 31, 2015, the Company recorded depreciation expense of $5,173 and $3,575, respectively.

Table Of Contents	27

Note 6. Convertible Notes Payable

The Company had convertible debentures which were originally issued on April 24, 2014, maturing on April 24, 2016, paid zero interest, and were convertible until maturity at the holders’ discretion into shares of the Company’s common stock at $0.08 per share. On April 11, 2016, the maturity date on this note was renegotiated to April 24th, 2018. On April 12, 2016, the Company received notice of a partial conversion of the outstanding balance due in the amount of $58,000 that was converted into 725,000 shares of common stock at a price of $0.08 per share. On May 6, 2016, the Company received notice for the conversion of the remaining balance of the note in the amount of $13,500 that was converted into 168,750 shares of common stock at a price of $0.08 per share. The unamortized debt discount was applied to additional paid in capital.

On June 23, 2016, the Company entered into two convertible promissory notes: one for $50,000 and one for $330,000. As of the date of this filing, the Company received $330,000 in principal less origination discounts of $24,750. The maturity date for each note was February 14, 2017. Each note paid 8% fixed guaranteed interest and was convertible at the holder’s discretion into shares of the Company’s common stock at a conversion formula based on the closing bid price of our common stock used to determine the conversion price per share. The conversion formula created an embedded conversion feature. The Company valued this conversion feature on the first $150,000 advance and guaranteed interest at origination at $90,222 using the Black Scholes valuation model with the following assumptions: dividend yield of zero, 236 day term to maturity, risk free interest rate of 0.474% and annualized volatility of 125%. The value of the conversion feature was assigned to the derivative liability and created a conversion debt discount to be amortized over the life of the convertible debt.

On August 4, 2016, the notes were amended and restated to change the conversion formula used to determine the conversion price per share to a fixed price of $0.1135 per share, and to delete a provision that provided for repayment of the notes through a separate investment agreement providing for the Company to sell its registered shares to an investor. Based on the August 4, 2016 amendment to the convertible feature of the note payable, The Company revalued the conversion feature on the first $150,000 advance as of the date of the amendment at $75,773 which yielded a change in derivative liabilities of $14,449. The Company utilized the Black Scholes valuation model with the following assumptions: dividend yield of zero, 194-day term to maturity, risk free interest rate of 0.409% and annualized volatility of 109%. The resulting change in the value of the conversion feature exceeded 10% of the debt’s carrying value, and we recognized a loss on extinguishment of debt of $7,639.

On December 5, 2016, the Company received notice for the conversion of the first $150,000 advance and related guaranteed interest of $12,000. The Company issued 1,427,313 shares of common stock in accordance with the amended conversion formula and price

On December 28, 2016, the Company remaining outstanding convertible debt balance of $180,000 and related guaranteed interest of $14,400 along with prepayment penalty interest of $19,440.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Accrued legal fees	$8,835	$—
Accrued payroll liabilities	12,903	18,185
Accrual for inventory products sold and shipped (in transit)	—	64,050
Other	14,986	11,233
Accrued and other current liabilities	$36,724	$93,468

Table Of Contents	28

Note 8. Related Party Transactions

For the year ended December 31, 2016, the Company generated $3,768 in revenue from the sale of SoHum Soil to Dixie Brands, an entity controlled by Vincent Keber, III, a Director.

During the year ended December 31, 2015, the Company incurred $38,360 of expense payable to New Era CPAs, an accounting firm in which Antonio Migliarese, the Company’s former Chief Financial Officer, was a partner.

During the year ended December 31, 2015 the Company sold $25,214 of equipment and supplies to an entity controlled by Vincent Keber, III, a Director of the Company. As of December 31, 2015, the Company was owed $17,512 from this entity.

During the year ended December 31, 2016, the Company incurred $40,922 of expenses to JDE Development LLC, an accounting firm in which, the Company’s form Chief Financial Officer, is a partner.

During the year ended December 31, 2016, the Company incurred $34,250 of expenses to Prince & Tuohey CPA, LTD, an accounting firm in which, the Company’s Chief Financial Officer, is a partner. As of December 31, 2016, the Company had $14,325 due to this related party.

Note 9. Commitments and Contingencies

Under the terms of our agreement with the manufacturer of our exit packing product, the SatchelTM, we were committed to the purchase of a total of 500,000 units during 2015. During 2015, the Company met its purchase obligation, and on September 2015 the Company exercised its contractual right to purchase additional units at a negotiated price.

Under the terms of the Company’s various consulting agreements with clients, the Company is obligated to perform certain future services.

On January 20, 2016, we were named as a defendant in a civil suit entitled: Anthony Baroud vs. Hollister & Blacksmith, Inc., dba American Cannabis Company filed in the Circuit Court of Cook County, Illinois. The lawsuit sought damages of $100,000 related to a terminated employment contract. The Company filed a motion to dismiss the case based upon the employment contract, which required mandatory contractual arbitration of disputes. On May 18, 2016, the Circuit Court of Cook County, Illinois granted the Company’s motion and the case was dismissed. On November 1, 2016, the Company received notice of a demand for arbitration filed with the American Arbitration Association by Mr. Baroud on October 27, 2016. The Company filed an answer denying liability and a cross compliant for damages against Mr. Baroud. The case is in litigation and an arbitration hearing is set for September 11-12, 2017. Based upon available information at this very early stage of litigation, management believes the likelihood of material loss resulting from this action to be remote.

On July 28, 2015, the Company entered into a 5-year lease for 6,500 square feet of office space to house its corporate offices. Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease, and escalate thereafter.

Rent expense was $54,084 and $53,800 for the years ended December 31, 2016 and 2015, respectively.

The following table summarizes the Company’s future lease obligations:

Year	Amount
2017	$54,000
2018	54,000
2019	56,320
2020	33,610
Total	$143,930

Table Of Contents	29

Note 10. Stock-based Compensation

During the year ended December 31, 2016 and December 31, 2015, stock-based compensation expense for restricted shares to Company employees and service providers was $30,208 and $319,187, which was the result of the following activity:

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 220,100 shares granted as of December 31, 2016. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share award activity during the years ended December 31, 2016 and 2015:

	Restricted Shares Common Stock	Weighted Average Grant Date Fair Value
Outstanding unvested at December 31, 2014	150,000	$0.94
Granted	164,981	0.21
Vested restricted shares	(100,000)	0.94
Forfeited	(50,000)	0.94
Outstanding unvested at December 31, 2015	164,981	0.21
Granted	267,172	0.11
Vested restricted shares	(323,553)	0.15
Forfeited	—	—
Outstanding unvested at December 31, 2016	—	$—

During the year ended December 31, 2016, the Company granted 158,572 restricted shares to Company employees and service providers and recognized $30,208 in associated stock-based compensation expense. During the year ended December 31, 2015, the Company granted 164,981 restricted shares and recognized $319,187 in associated employee stock based compensation expense.

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

The Company used the Black-Scholes valuation model to determine the fair value of warrants as of the grant date. Assumptions used in this calculation for the warrant award to purchase 250,000 shares of common stock include expected volatility of 160.7%, based on an average of historical data of the Company’s stock price and the stock prices of three comparable companies that are also included in the marijuana index, a risk-free rate of 1.62%, based on U.S. Treasury yields as published by the Federal Reserve, a dividend yield of 0.0%, as the Company has not historically paid dividends nor does it have any plans to do so in the foreseeable future, and an expected term of five years. The grant date fair value of the warrants, as calculated based on these assumptions, was $0.59 per share.

Table Of Contents	30

During 2016 the Company had no warrant activity. During 2016 and 2015, the Company had the following warrant activity:

	Weighted Average
	Common Stock Warrants	Grant Date Fair Value
Outstanding at December 31, 2014	250,000	$0.59
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2015	250,000	$0.59
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2016	250,000	$0.59
Vested at December 31, 2016	250,000	$0.59

As of December 31, 2016, the price per share exceeded the exercise price per share of our common shares, resulting in an aggregate intrinsic value of $40,000 of the outstanding warrants.

Note 11. Income Taxes

As part of the Reverse Merger on September 29, 2014, the Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, the Company’s accumulated net losses prior to September 29, 2014 were not subject to income tax.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Tax benefit at the US statutory rate of 34%	$205,253	$175,322
State income tax benefit	27,951	23,875
Non-deductible expenses including non-deductible pre-merger losses	—	(773)
Change in valuation allowance	(233,204)	(198,424)
Total income tax benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2016	December 31, 2015
Net operating loss carryforwards	$441,067	$212,106
Beneficial conversion feature accumulated amortization	13,791	13,791
Allowance for Doubtful Accounts	13,727	—
Valuation allowance	(468,585)	(235,381)
Total deferred tax assets	$—	$—

Due to cumulative net losses since the change in our corporate status to a C-Corporation, the Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2016 and 2015. Federal and state operating loss carry forwards of $1,141,773 and $549,070 as of December 31, 2016 and 2015, respectively, begin expiring on 2034. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

Table Of Contents	31

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Note 12. Stockholders’ Equity

Preferred Stock

The American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value.

No shares of preferred stock were issued and outstanding during the year ended December 31, 2016 and 2015.

Common Stock

The American Cannabis Company, Inc. is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. As of December 31, 2016, and 2015, the Company had 49,847,593 and 44,808,731 shares issued and outstanding, respectively.

In connection with the September 29, 2014 Reverse Merger, American Cannabis Consulting was deemed to have been the accounting acquirer in accordance with U.S. GAAP. Consequently, the Company’s consolidated financial statements reflect the results of American Cannabis Consulting since Inception (March 5, 2013) and of American Cannabis Company, Inc. (formerly BIMI) from September 29, 2014 to December 31, 2014.

As a reverse triangular merger, the Reverse Merger resulted in a recapitalization of American Cannabis Company, Inc. (formerly BIMI). This recapitalization included retrospective restatement of all stock issuances by American Cannabis Consulting from Inception (March 5, 2013), whereby the issued and outstanding shares of American Cannabis Consulting common stock were retrospectively restated for a 1:3,171.0628 forward share split to recognize the exchange ratio associated with the Reverse Merger, and for the change in the par value of shares issued in connection with the Reverse Merger.

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

During the year ended December 31, 2015, the Company rescinded and canceled 250,000 shares of restricted common stock.

The Company issued 250,000 shares of restricted common stock to various vendors for $195,087 during the year ended December 31, 2015.

The Company issued 164,981 shares of restricted common stock valued at $124,099 to various employees for services during the year ended December 31, 2015.

The Company received $250,000 from an investor for the purchase of 833,333 shares of unrestricted common stock during the year ended December 31, 2015. These shares were issued to the investor during year ended December 31, 2016.

The Company issued 195,260 shares of restricted common stock to various vendors for $13,968 during the year ended December 31, 2016.

The Company issued 152,500 shares of restricted common stock valued at $16,240 to various employees for services during the year ended December 31, 2016.

As discussed in Note 7, the company issued 2,321,063 shares of restricted common stock to convert outstanding convertible debt during the year ended December 31, 2016.

Table Of Contents	32

Pursuant to the amended and restated Investment Agreement, the Company sold 1,536,706 registered common shares to Tangiers for $858,247 net of applicable financing costs in three separate transactions: On December 6, 2016, the Company sold 284,933 shares to Tangiers in exchange for $ $159,688; and on December 14, 2016, the Company sold 628,536 shares to Tangiers in exchange for $ $370,082; and, on December 27, 2016, the Company sold 623,237 shares to Tangiers in exchange for $370,701.

Note 13. Subsequent Events

Effective January 1, 2017, Mr. Corey Hollister resigned as our Principal Executive Officer. Effective January 1, 2017, Mr. Terry Buffalo was appointed as our Principal Executive Officer.

On January 4, 2017, the Company issued a total of 430,227 shares of restricted common stock to 9 employees and consultants pursuant to consulting contracts and the Company’s 2015 Employee Incentive Plan.

On January 10, 2017, the Company sold, pursuant to the amended and restated Investment Agreement, 588,841 shares of registered common stock to Tangiers in exchange for $414,544.

On February 22, 2017, the Company sold, pursuant to the amended and restated Investment Agreement, the Company sold 320,549 registered common shares to Tangiers in exchange for $250,000.

Table Of Contents	33

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of December 31, 2016, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Table Of Contents	34

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2016.

Name	Principal Occupation	Age	Director Since
Corey Hollister	Chairman of the Board, American Cannabis Company, Inc.	41	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	40	2014
Vincent “Tripp” Keber	Chief Executive Officer, Dixie Brands, Inc.	48	2014

Corey Hollister has served as a director since May 2014. In March 2013, Mr. Hollister co-founded American Cannabis Company, Inc. (“ACC”), and from March 2013 to May 2014, Mr. Hollister served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Hollister co-owned and was director of Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center. From October 2007 to September 2009, Mr. Hollister owned and operated Built-to-Last Fitness, a private health and wellness company focused on exercise and nutritional guidance for individuals, companies and schools. Prior to this, Mr. Hollister was based in Boston, MA and worked in Marketing and Advertising. Our Board believes Mr. Hollister’s qualifications to serve as a member of our Board include his past success in founding and operating businesses, his leadership and corporate management experience, and his unique experience in Colorado and across the country advising clients in emerging medical cannabis markets.

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

Table Of Contents	35

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

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2016.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo	Principal Executive Officer	52	2016
Ellis Smith	Chief Development Officer	39	2014
J. Michael Tuohey	Chief Financial Officer	54	2016

Ellis Smith’s biographical summary is included under “Our Board of Directors.”

Terry Buffalo, Principal Exective Officer, is an executive in the financial services industry, with extensive experience including managing a hybrid FINRA broker-dealer and Registered Investment Advisor firm. Mr. Buffalo is regarded as an expert in these fields with publications in Financial Advisor Magazine and NAIFA’s Advisor Today, as well as being a featured interview in Boomer Market Advisor. Prior to founding Buffalo Financial Solutions, Mr. Buffalo was the Chief Executive Officer of a regional broker dealer for over 10 years, where he took a underperforming firm and revamped the business model from a corporate to an independent structure, with an emphasis on attracting brokers with established clienteles. While there, the firm consistently produced net profits of 7%, compared to industry average among peers that ranged between negative to 1.5%, while expanding the firm’s overall assets from $400 million to over $2 billion.

J. Michael Tuohey, Chief Financial Officer, is a graduate of the College of William and Mary. He is currently a partner in the firm of Prince and Tuohey, CPA LTD in Hot Springs AR and a partner in Bolmgren Retireplan, a Registered Investment Advisory firm located in Chicago IL. He has served in the role of CFO for several firms in the investment industry. He holds a license as a Certified Public Accountant and a Series 66 certification from the North American Securities Administrators Association (NASAA) exam administered by the Financial Industry Regulatory Authority (FINRA).

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

Table Of Contents	36

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2015 were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2016.

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Corey Hollister, Principal Executive	2016	87,000	―	―	―	―	87,000
Officer(1)	2015	84,346	1,500	―	―	―	85,846
	2014	73,513	2,000	―	―	―	75,513

Antonio Migliarese, Chief Financial	2016	―	―	―	―	―	―
Officer (2)	2015	9,615	―	―	―	―	9,615
	2014	―	―	18,300	―	30,227	48,527

Jesus Quintero, Chief Financial	2016	38,422	2,500	―	―	―	40,922
Officer(3)	2015	―	―	―	―	―	―
	2014	―	―	―	―	8,650	8,650

J. Michael Tuohey, Chief Financial	2016	34,250	―	―	―	―	34,250
Officer(4)	2015	―	―	―	―	―	―
	2014	―	―	―	―	―	―

Ellis Smith, Chief Development	2016	86,949	―	―	―	―	86,949
Officer	2015	79,808	1,500				81,308
	2014	75,249	1,917	―	―	―	77,166

Terry Buffalo, Chief Operations	2016	62,152	―	3,300	―	―	65,452
Officer(5)	2015	―	―	1,590	―	―	1,590

Table Of Contents	37

(1)	Mr. Hollister resigned as our Principal Executive Officer effective January 1, 2017. Mr. Hollister, a founder of the Company, remains a Company director and is Co-Chairman of the Board of Directors with Mr. Ellis Smith.
(2)	Mr. Migliarese is an independent contractor engaged by us to act in the capacity of our Chief Financial Officer. As such, Mr. Migliarese’s 2014 compensation includes no salary or bonus and reflects the combination of common shares to be issued for professional services (Stock Awards) and cash payments for services rendered under the terms agreed upon with Mr. Migliarese (Other Compensation). We initially engaged Mr. Migliarese in June, 2013 and appointed him to act as our Chief Financial Officer in November, 2014. On January 27, 2016, Mr. Migliarese resigned his position and we retained Mr. Jesus Quintero as our Chief Financial Officer and Principal Accounting Officer as reported and disclosed on Form 8-K on February 2, 2016.
(3)	Mr. Quintero was an independent contractor engaged by us to act in the capacity of our Chief Financial Officer in June, 2014. His service in this capacity terminated on October 10, 2014. However, with the resignation of Mr. Antonio Migliarese on January 27, 2016, we retained Mr. Quintero as our Chief Financial Officer and Principal Accounting Officer as reported and disclosed on Form 8-K on February 2, 2016. Mr. Quintero’s engagement as our Chief Financial Officer terminated on November 28, 2016.
(4)	Mr. Tuohey was appointed our Chief Financial Officer on November 28, 2016.
(5)	Mr. Buffalo was our Chief Operations Officer during 2016. Effective January 1, 2017, Mr. Buffalo was appointed our Principal Executive Officer.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2016

As of December 31, 2016, we had not granted any stock-based compensation awards to any of our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2016 by each individual who served as a non-employee director at any time during the fiscal year:

2016 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Vincent “Tripp” Keber	30,000	0	30,000

(1)	In connection with Mr. Keber’s appointment to the board of directors, on November 19, 2014, he was awarded warrants to purchase up to two hundred and fifty thousand (250,000) shares of our common stock at an exercise price of sixty-three cents ($0.63) per share exercisable within five (5) years of the date of issuance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2016 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Table Of Contents	38

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Corey Hollister	12,237,817	24.55
Ellis Smith	12,216,741	24.51
Jesus Quintero	―	―
Terry Buffalo	30,000	0.06
J. Michael Tuohey
Antonio Migliarese	77,660	0.15
Vincent “Tripp” Keber, III

All executive officers and directors as a group (6 persons) 24,562,218 49.27

* (1)

Represents beneficial ownership of less than 1% of our outstanding common stock.

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 49,847,593 shares of common stock outstanding as of December 31, 2016, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2016.
(4)	All of Mr. Migliarese’s beneficial shares are earned and issuable in compensation for professional services.
(5)	Mr. Quintero was an independent contractor engaged by us to act in the capacity of our Chief Financial Officer in June, 2014. His service in this capacity terminated on October 10, 2014. However, with the resignation of Mr. Antonio Migliarese on January 27, 2016, we retained Mr. Quintero as our Chief Financial Officer and Principal Accounting Officer as reported and disclosed on Form 8-K on February 2, 2016. Mr. Quintero’s engagement as our Chief Financial Officer terminated on November 28, 2016.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	−	−	−

Equity compensation plans not approved by security holders	250,000	$0.63	−
Total	250,000	$0.63	−

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

Table Of Contents	39

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since Inception on March 5, 2013, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. Refer to Footnote 10. “Related Party Transactions” for further disclosure of related party transactions. We believe that we have executed all of the transactions described therein on terms no less favorable to us than we could have obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2016 by Pritchett, Siler & Hardy, P.C.:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Audit fees(1)	43,774	37,000
Audit-related fees(2)	―	―
Tax fees(3)	―	5,000
All other fees(4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Pritchett, Siler and Hardy PC in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of American Cannabis Company, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

Table Of Contents	40

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14A	5/16/2000
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	4/16/2013
2.2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	9/09/2014
3(i)	Articles of Incorporation		SB-2	10/12/1995
3(i)(a)	Amendment to Articles of Incorporation		14A	5/16/2000
3(i)(b)	Amendment to Articles of Incorporation		14c	4/16/2013
3(i)(c)	Amendment to Articles of Incorporation		14c	9/09/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	10/3/2014
3(ii)	By Laws		SB-2	10/12/1995
10	Material Contracts		14c	9/09/2014
16	Letter RE Change in Certifying Public Accountant		8-K	02/17/2015
17	Disclosures on Departures of Directors		8-K 14c	10/03/2014 9/09/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Table Of Contents	41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2017	AMERICAN CANNABIS COMPANY, INC.
	By:	/S/ Terry Buffalo Terry Buffalo Principal Executive Officer

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

Signature	Title	Date

/S/ Terry Buffalo	Principal Executive Officer	April 10, 2017
Terry Buffalo

/S/ J. Michael Tuohey	Principal Financial Officer	April 10, 2017
J. Michael Tuohey

/S/ Ellis Smith	Chief Development Officer and Director	April 10, 2017
Ellis Smith

/S/ Corey Hollister
Corey Hollister	Director	April 10, 2017
/S/ Vincent “Tripp” Keber
Vincent “Tripp” Keber	Director	April 10, 2017

Table Of Contents	42