Form 10-Q
period 2017-03-31
American Cannabis Company, Inc.
filed 2017-05-22
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]\

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o    No ý

On May 22, 2017, 51,434,050 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and equivalents	$1,663,208	$751,038
Accounts receivable, net	117,315	164,451
Inventory	28,788	42,500
Prepaid expenses and other current assets	19,616	9,825
Total Current Assets	1,828,927	967,814

Property and equipment - net	10,308	11,639
Other Assets	59,500	4,500

TOTAL ASSETS	1,898,735	983,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	52,302	55,782
Accounts payable, related party	—	14,325
Advances from clients	434,591	222,188
Accrued and other current liabilities	176,220	36,724
Total Current Liabilities	663,113	329,019

Total Liabilities	663,113	329,019

Commitments and contingencies

Shareholders’ Equity
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,425,095 and 49,847,593 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	514	498
Additional paid-in capital	6,176,056	5,389,384
Accumulated deficit	(4,940,948)	(4,734,948)
Total Shareholders’ equity	1,235,622	654,934

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,898,735	$983,953

The accompanying notes are an integral part of these condensed unaudited financial statements

Table Of Contents	3

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended March 31, 2017	Ended March 31, 2016

Revenues
Consulting services	$573,297	$247,610
Products and equipment	43,861	292,794
Total revenues	617,158	540,404
Costs of revenues
Cost of consulting services	61,825	48,552
Cost of products and equipment	85,059	235,009
Total costs of revenues	146,884	283,531
Gross profit	470,274	256,873
Operating expenses
General and administrative expenses	641,005	223,487
Selling and marketing expenses	38,235	20,815
Research and development expenses	468	—
Investor Relations	5,195	17,175
Total operating expenses	684,903	261,477
Income (loss) from operations	(214,629)	(4,604)

Interest income	8,629	—
Interest expense	—	(8,953)
Total other income (expense)	8,629	(8,953)
Net income (loss) before income taxes	(206,000)	(13,557)
Income tax expense (benefit)	—	—

Net income (loss)	$(206,000)	$(13,557)

Basic and diluted net income (loss) per common share *	$(0.00)*	$(0.00)*

Weighted average basic and diluted common shares outstanding	51,063,412	44,881,991
* Denotes a loss of less than ($0.01).

The accompanying notes are an integral part of these condensed unaudited financial statements

Table Of Contents	4

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended March 31, 2017	Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(206,000)	$(13,557)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad Debt Expense	30,879	—
Depreciation	1,105	1,214
Amortization of discount on convertible note payable	—	8,998
Stock-based compensation to employees	299,000	7,529
Stock-based compensation to service providers	—	1,100
Loss on Disposal of Property and Equipment	227	—
Consulting Services in Exchange for Joint Venture Investment	(55,000)	—
Accounts receivable	16,257	21,018
Inventory	13,712	(33,960)
Prepaid expenses and other current assets	(9,791)	(10,704)
Advances from Clients	212,403	(72,883)
Accrued liabilities and other current liabilities	24,496	(21,722)
Accounts payable, related party	(14,325)	—
Accounts payable	(3,480)	(163,555)
Net cash provided by and used in operating activities	309,483	(276,522)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,805)
Net cash (used in) investing activities	—	(1,805)
Cash flows from financing activities:
Proceeds from issuance of common stock	602,687	—
Net cash provided by financing activities	602,687	—
Net increase (decrease) in cash and cash equivalents	912,170	(278,327)
Cash and cash equivalents at beginning of period	751,038	555,780
Cash and cash equivalents at end of period	$1,663,208	$277,453

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

Table Of Contents	5

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016, and THE YEAR ENDED DECEMBER 31, 2016
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

Table Of Contents	6

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2017, and December 31, 2016, the Company’s allowance for doubtful accounts was $62,295 and $31,421, respectively. The Company recorded bad debt expense during the three months ended March 31, 2017 of $30,879 and $0 during the three months ended March 31, 2016.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of March 31, 2017, and December 31, 2016, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2017, three customers individually accounted for $487,075 of the Company’s total revenues; these customers accounted for approximately 78% of the Company’s total revenues for the period. For the three months ended March 31, 2016, five customers individually accounted for $514,824 of the Company’s total revenues and, in the aggregate, the comprised 95% of the Company’s revenues, for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2017.

Table Of Contents	7

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of March 31, 2017 or December 31, 2016.

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

The Company generates revenues from sales of industry-specific products and professional services consulting agreements. Consulting agreements are generally entered into on a time basis, for a fixed-fee or on a contingent fee basis. Generally, a prepayment or retainer is required prior to performing services.

Revenues from time-based engagements are recognized as the hours are incurred by the Company.

Revenues from fixed-fee engagements are recognized under the completed or proportional performance methods. Management reviews arrangement to determine whether or not the fixed-fee is for a final deliverable or act which is significant to the arrangement as a whole. If it is, revenue is recognized under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered. Revenue recognized under the proportional performance method is recognized as services are performed. Under this method, the Company estimates the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable in order to determine the amount of revenue to be recognized. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. During the three-month periods ended March 31, 2017 and March 31, 2016, no such losses have occurred. The Company believes if an engagement terminates prior to completion it can recover the costs incurred related to the services provided.

The Company has some arrangements for which revenues are contingent upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Table Of Contents	8

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

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with origin terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. During the three months ended March 31, 2017 and March 31, 2016, sales returns were not significant and as such, no sales return allowance had been recorded as of March 31, 2017 and December 31, 2016.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2017 and March 31, 2016, these costs were $38,235 and $20,815, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three months ended March 31, 2017 and March 31, 2016, the Company had employee stock-based compensation expense of $299,000 and $7,529, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three months ended March 31, 2017 and March 31, 2016, there was no compensation expense for warrants or stock options.

Table Of Contents	9

Income Taxes

The Company’s corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended March 31, 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the three months ended March 31, 2017, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2017, and December 31, 2016, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

See Note 10, “Related Party Transactions” for associated disclosures.

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

Due to the Company’s net losses for the three months ended March 31, 2017, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Table Of Contents	10

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Gross accounts receivable	$179,610	$195,872
Less: allowance for doubtful accounts	(62,295)	(31,421)
Accounts receivable, net	$117,315	$164,481

The Company had bad debt expense during the three months ended March 31, 2017 of $30,879. During the three months ended March 31, 2017 and 2016, the Company wrote-off old receivables and their related allowances for bad debts of $5 and $0, respectively.

Note 4. Inventory

Inventory as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$12,192	$16,614
Work in progress	3,601	—
Finished goods	20,197	25,886
Total	$28,788	$42,500

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Office equipment	$9,275	$9,275
Furniture and fixtures	9,949	10,175
Machinery and equipment	2,337	2,337
Property and equipment, gross	21,561	21,787
Less: accumulated depreciation	(11,253)	(10,148)
Property and equipment, net	$10,308	$11,639

Note 6. Other Assets

Other assets were comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deposits	$4,500	$4,500
Joint venture investments	55,000	—
Other assets	$59,500	$4,500

Table Of Contents	11

Deposits as of March 31, 2017 and December 31, 2016 reflect down payments made to vendors and service providers.

As of March 31, 2017, the Company entered into a joint venture exchanging services valued at $55,000 for a 1% equity ownership in the joint venture. As of March 31, 2017, the joint venture has yet to begin operations.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Accrued payroll liabilities	115,000	12,903
Other accruals	61,220	14,986
Accrued and other current liabilities	$176,220	$36,724

Note 8. Related Party Transactions

During the three months ended March 31, 2017, the Company incurred $10,650 of expense payable to Prince & Tuohey CPA, Ltd., a company in which J. Michael Tuohey, the Company’s Chief Financial Officer, is an owner. Amounts owed as of March 31, 2017 and December 31, 2016, were $0 and $14,325, respectively.

Note 9. Stock-based Compensation

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

The following table summarizes the Company’s restricted share award activity during the three months ended March 31, 2017:

		Weighted Average
	Restricted Shares	Grant Date
	Common Stock	Fair Value
Outstanding unvested at December 31, 2016	-	$-
Granted	930,227	0.92
Vested restricted shares	(200,000)	-
Forfeited	-	-
Outstanding unvested at March 31, 2017	730,227	$-

Table Of Contents	12

During the three months ended March 31, 2017 and 2016, the Company granted 930,227 and 0 restricted shares respectively, and total stock-based compensation expense for restricted shares was $299,000 and $7,259 for the three months ended March 31, 2017 and 2016, respectively.

Warrants

As of March 31, 2017, and December 31, 2016, the Company issued fully-vested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended March 31, 2017; consequently, no stock-based compensation expense associated with warrants was recorded during the three months ended March 31, 2017.

As of March 31, 2017, and December 31, 2016, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of March 31, 2017, and December 31, 2016, the warrants had 2.8 and 3.2 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the three months ended March 31, 2017.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended March 31, 2017, no common stock was issued.

Note 10. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months ended March 31, 2017, and 2016 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

On January 4, 2017, the Company issued 430,227 restricted shares to employees, valued at $184,000.

On January 10, 2017, pursuant to the amended and restated Investment Agreement between the Company and Tangiers Global, LLC, the Company sold 588,841 registered common shares to Tangiers for $414,544 net of applicable financing costs received March 3, 2017.

Table Of Contents	13

On February 22, 2017, pursuant to the amended and restated Investment Agreement between the Company and Tangiers Global, LLC, the Company sold 320,549 registered common shares to Tangiers for $188,143 net of applicable financing costs received on March 3, 2017.

Note 11. Subsequent Events

Except as discussed below, we have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if there were any reportable subsequent events. Management has determined that there were no reportable subsequent events to be disclosed.

On April 11, 2017, the Company issued 8,955 common shares to its former Chief Financial Officer, Jesus Quintero, pursuant to a contract.

Table Of Contents	14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table Of Contents	15

Results of Operations

For the three months ended March 31, 2017 compared to three months ended March 31, 2016.

The following table presents our consolidated operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months		Three Months
	Ended		Ended
	March 31,	% of	March 31,	% of
	2017	Revenues	2016	Revenues	$ Change
Revenues
Consulting services	$573,297	92.9	$247,610	45.8	$325,687
Products and equipment	43,861	7.1	292,794	54.2	(248,933)
Total revenues	617,158	100.0	540,404	100.0	76,754
Costs of revenues
Cost of consulting services	61,825	10.0	48,522	9.0	13,303
Cost of products and equipment	85,059	13.8	235,009	43.5	(149,950)
Total costs of revenues	146,884	23.8	283,531	52.5	(136,647)
Gross profit	470,274	75.2	256,873	47.5	213,401
Operating expenses
General and administrative	641,005	103.9	223,487	41.4	417,518
Investor relations	5,195	0.9	17,175	3.2	(11,980)
Selling and marketing	38,235	6.2	20,815	3.9	17,420
Research and development	468	—	—	—	468
Total operating expenses	684,903	111.0	261,477	48.4	423,426
Income (loss) from operations	(214,629)	14.0	(4,604)	(0.9)	(210,025)
Interest income	8,629	1.4	—	—	8,629
Interest expense	—	—	(8,953)	(1.7)	8,953
Total other income (expense)	8,629	1.4	(8,953)	(1.7)	17,582
Net income (loss) before income taxes	(206,000)	(33.4)	(13,557)	(2.5)	(192,443)
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(206,000)	(33.4)	$(13,557)	(2.5)	$192,443

Revenues

Total revenues were $617,158 for the three months ended March 31, 2017 as compared to $540,404 for the three months ended March 31, 2016, an increase of $76,755. Consulting service revenues were $573,297 or 92.9% of total revenues for the three months ended March 31, 2017, versus $247,610 or 45.8% of total revenues for the three months ended March 31, 2016, we experienced a decrease in our product and equipment revenues as amounts for the three months ended March 31, 2017 were $43,861 or 7.1% of total revenues, versus $292,794 or 54.2% of total revenues for three months ended March 31, 2016. The decrease in equipment revenue was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during facility design and build-outs. The company was not performing any facility build-outs for the three months ended March 31, 2017, while two facility build-outs were in-progress during the three months ended March 31, 2016.

Table Of Contents	16

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended March 31, 2017, our total costs of revenues were $146,884, or 23.8% of total revenues. This compares to total costs of revenues for the three months ended March 31, 2016 of $283,531 or 52.5% of total revenues. The decrease in costs of revenues of $136,647 was primarily due to the lower profit margins resulting from the sale of equipment as compared to consulting revenue. For the three months ended March 31, 2017, consulting-related costs were $61,825, or 15.5% of total revenue, as compared to costs of $48,522, or 9% of revenue for the three months ended March 31, 2016. Costs associated with products and equipment were $85,059, or 13.8% of total revenue for the three months ended March 31, 2017 as compared to $235,009, or 43.5% of total revenue for the three months ended March 31, 2016. As a percentage of revenues, the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during design and facility build-outs. The company was not performing any design and facility build-outs for the three months ended March 31, 2017, while two facility build-outs were in-progress during the three months ended March 31, 2016.

Gross Profit

Total gross profit was $470,275 for the three months ended March 31, 2017, comprised of consulting services gross profit of $477,518 and products and equipment gross profit of ($7,243). This compares to total gross profit of $256,873 for the three months ended March 31, 2016, comprised of consulting services gross profit of $199,088 and products and equipment gross profit of $57,785. The increase of $278,430 for consulting services gross profit was due to growth in our client base and volume of operations. The decrease in products and equipment gross profit was due to the Company writing off $35,000 of products and equipment. As a percentage of total revenues, gross profit was 75.2% for the three months ended March 31, 2017 as compared to 47.5% for the three months ended March 31, 2016.

Operating Expenses

Total operating expenses were $684,903, or 103.9% of total revenues for the three months ended March 31, 2017, compared to $261,477, or 48.4% of total revenues for the three months ended March 31, 2016. This increase was primarily due to an increase in general and administrative expenses as the Company has incurred higher expenses for accounting, bad debts and legal fees all attributed to costs of running a public company; the increase was also attributed to reduced labor allocations transferred out of general and administrative expenses to direct project costs (cost of revenues) for the three months ended March 31, 2017 as compared to March 31, 2016. Also, the Company has reduced investor relations costs by $11,980 during the three months ended March 31, 2017 as compared with the three months ended March 31, 2016.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2017 was income of $8,629 as compared with expense of $8,953 for the three months ended March 31, 2016. The increase was the result of the Company recognizing income from financing activity and related interest.

Net Income (Loss)

As a result of the factors discussed above, net (loss) for the three months ended March 31, 2017 was $206,000 or (33.4) % of total revenues for the period, as compared to $13,577, or (2.5) % of total revenues for the three months ended March 31, 2016.

Table Of Contents	17

Liquidity and Capital Resources

As of March 31, 2017, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,663,208 and accounts receivable of $117,315. We also have the ability to raise additional capital as needed through external equity financing transactions. For the three months ended March 31, 2017, the Company generated net cash flows were a use of $912,170. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was a use of $309,483, consisting of decreases in accounts payable of $3,480, and $14,325 due to payment of outstanding accounts payable to a related party, and an increase in advances from clients of $212,403 which related to new consulting engagements during the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2016 was $276,522 consisting of a loss of $13,557 decreases in accounts payable of $163,555 due to inventory product purchases, a decrease in advances from clients $72,883 which related to recognition of revenues from advances received during 2015 and inventory of $33,960 based on product purchases.

Investing Activities

For the three months ended March 31, 2017 and 2016, investing activities were a use of cash of $0 and ($1,805), respectively. The increase is due to investing activities related to the Company’s sales of registered securities to Tangiers Global.

Financing Activities

For the three months ended March 31, 2017 and 2016, the net cash from financing activities was $602,687, and $0 respectively.

Off Balance Sheet Arrangements

As of March 31, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Table Of Contents	18

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	$(206,000)	$(13,557)
Stock-based compensation to employees	299,000	—
Stock-based compensation to service providers	—	1,100
Interest expense, net	—	8,953
Adjusted EBITA	$(93,000)	$(3,504)

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

As of March 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Table Of Contents	19

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

Table Of Contents	20

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine months ended March 31, 2017 or 2016.

ITEM 5.	OTHER INFORMATION

None.

Table Of Contents	21

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

10.1       Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2       Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

American Cannabis Company, Inc.

Date: May 22, 2017

By: /s/

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: May 22, 2017

By: /s/

J. Michael Tuohey, Chief Financial Officer

(Principal Financial Officer)

Table Of Contents	23