Form 10-Q
period 2017-06-30
American Cannabis Company, Inc.
filed 2017-08-21
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)

5690 Logan St. Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

(303) 974-4770

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On August 14, 2017, 51,434,050 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and equivalents	$1,675,808	$751,038
Accounts receivable, net	193,538	164,451

Inventory	25,526	42,500
Prepaid expenses and other current assets	17,560	9,825
Total Current Assets	1,912,432	967,814

Property and equipment - net	8,963	11,639
Other Assets	4,500	4,500

TOTAL ASSETS	1,925,895	983,953

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	73,693	55,782
Accounts payable, related party	—	14,325
Advances from clients	12,164	222,188
Accrued and other current liabilities	56,776	36,724

Total Current Liabilities	142,633	329,019

Total Liabilities	142,633	329,019

Commitments and contingencies

Shareholders’ Deficit
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,434,050 and 49,847,593 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	514	498
Additional paid-in capital	6,393,870	5,389,384
Accumulated deficit	(4,611,122)	(4,734,948)

Total Shareholders’ Deficit	1,783,262	654,934

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,925,895	$983,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
RESULTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017		2016
Revenues
Consulting services	$841,762	$211,863	$1,415,059		$459,473
Product and equipment	111,018	231,785	154,879		524,579
Total Revenues	952,780	443,648	1,569,938		984,052

Cost of Revenues
Cost of consulting services	87,251	51,278	149,076		99,800
Cost of products and equipment	46,146	145,848	131,205		380,857
Total Cost of Revenues	133,397	197,126	280,281		480,657

Gross Profit	819,383	246,522	1,289,657		503,395

Operating expenses
General and administrative	439,021	307,953	1,080,026		531,440
Investor relations	11,795	893	16,990		18,068
Selling and marketing	39,069	19,662	77,304		40,477
Research and development	212	1,413	680		1,413
Total Operating expenses	490,097	329,921	1,175,000		591,398

Gain (Loss) from Operations	329,286	(83,399)	114,657		(88,003)

Other Income (expense)

Interest Income (expense)	540	(1,376)	9,169		(10,329)
Total Other Income (expense)	540	(1,376)	9,169		(10,329)

Net Income (Loss) before taxes	329,286	(84,775)	123,826		(98,332)
Income Tax expense (benefit)	—	—	—		—

NET INCOME (LOSS)	$329,826	$(84,775)	$123,826		$(98,332)

Basic and diluted net income (loss) per common share *	$0.01	($0.00 )*	$0.00	*	($0.00)

Basic and diluted weighted average common shares outstanding	51,434,050	46,375,168	51,434,050		45,628,580

* denotes an income (loss) of less than $(0.01).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended June 30, 2017	Ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$123,826	$(98,332)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	73,280	13,344
Depreciation	2,676	2,477
Amortization of discount on convertible note payable	—	10,372
Stock-based compensation to employees	401,809	14,422
Stock-based compensation to service providers	—	9,198
Changes in operating assets and liabilities:
Accounts receivable	(102,367)	(116,795)
Deposits	—	2,845
Inventory	16,974	(293)
Prepaid expenses and other current assets	(7,735)	(18,646)
Advances from Clients	(210,024)	(105,416)
Accrued liabilities and other current liabilities	5,727	(31,214)
Accounts payable	17,911	(146,491)
Net cash provided by (used in) operating activities	322,077	(464,529)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,662)
Net cash used in investing activities		(1,662)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	139,065
Proceeds from issuance of common stock	602,693	—
Net cash provided by financing activities	602,693	139,065
Net increase (decrease) in cash and cash equivalents	924,770	(327,126)
Cash and cash equivalents at beginning of period	751,038	555,780
Cash and cash equivalents at end of period	$1,675,808	$228,654
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and financing activities:
Conversion of note payable to common shares	$—	$71,500
Common stock issued for debt converted in prior year	2	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016
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

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has elected a fiscal year ending on December 31. Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the six months ended June 30, 2017, the Company had recognized stock-based compensation expense of $401,809.

Warrants

As of June 30, 2017, and December 31, 2016, the Company had issued and outstanding warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The warrants were fully-vested as of November 19, 2014, and expire on November 19, 2019. The Company has no issued warrants for the three and six months ended June 30, 2017 and June 30, 2016.

Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. No options have been issued for the three and six months ended June 30, 2016 and 2017.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Gross accounts receivable	$298,239	$195,872
Less: allowance for doubtful accounts	(104,701)	(31,421)
Accounts receivable, net	$193,538	$164,451

The Company had bad debt expense during the six months ended June 30, 2017 and 2016 of $73,280 and $13,344, respectively.

Note 4. Other Assets

Other assets were comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Deposits	$4,500	$4,500
Other assets	$4,500	$4,500

Note 5. Inventory

Inventory as of June 30, 2017 and December 31, 2016 of $25,526 and $42,500, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Prepaid expenses	$17,560	9,825
Prepaid expenses and other current assets	$17,560	$9,825

Note 7. Property and Equipment, net

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Office equipment	$9,275	$9,275
Furniture and fixtures	9,721	10,175
Machinery & Equipment	2,337	2,337
Less accumulated depreciation	(12,370)	(10,148)
Property and equipment, net	$8,963	$11,639

Note 8. Related Party Transactions

During the three months ended June 30, 2017, the Company incurred $13,988 of expense payable to Prince & Tuohey CPA, Ltd., a company in which J. Michael Tuohey, the Company’s Chief Financial Officer, is an owner. Amounts owed as of June 30, 2017 and December 31, 2016, were $0 and $14,325, respectively.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accrued payroll liabilities	7,034	12,903
Accrual for inventory products sold and shipped (in transit)	—	—
Other accruals	49,742	14,986
Accrued and other current liabilities	$56,776	$36,724

Note 10. Commitments and Contingent Liabilities

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

Note 11. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months or six months ended June 30, 2017, and 2016 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

On December 28, 2016, the Company received conversion notice from a note holder to issue 237,885 shares of common stock for conversion of note principal of $25,000 and accrued interest of $2,000. The 237,885 shares of common stock were issued in January 2017.

For the six months ended June 30, 2017, the Company issued 439,182 shares of common stock for services valued at $401,809.

For the six months ended June 30, 2017, pursuant to the amended and restated Investment Agreement between the Company and Tangiers Global, LLC, the Company sold 909,390 registered common shares to Tangiers for proceeds of $602,693.

The employment agreement of Mr. Terry Buffalo effective January 1, 2017 granted him an aggregate of 900,000 shares of common stock vesting in the following amounts and schedule: December 31, 2016: 200,000 shares; December 31, 2017: 300,000 shares; and, December 31, 2018: 400,000 shares. The company took an expense of $184,000 during the six months ended June 30, 2017 associated with the first tranche of 200,000 shares. Also, the company was recognizing the fair value of the second two tranches over the vesting periods.

On June 28, 2017 the company amended the agreement with Mr. Buffalo whereby the 300,000 and 400,000 tranches of shares were replaces with an award of warrants. As a result of the forfeiture of those portions of the award, the Company reversed the previously recognized compensation expense of $115,000 associated with the forfeited unvested awards. The warrants awarded provide for the purchase common stock in the Company in the following amounts: 300,000 shares for calendar year 2017 and 400,000 shares for calendar year 2018, with a strike price calculated using the average closing price of the Company’s common stock for a thirty (30) day period prior to the close of the Company’s fiscal year end. A grant date for the warrants has not yet been established and will be established at the time that the strike price is known.

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

Results of Operations

For the three months ended June 30, 2017 compared to three months ended June 30, 2016.

The following table presents our consolidated operating results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months		Three Months
	Ended		Ended
	June 30,	% of	June 30,	% of
	2017	Revenues	2016	Revenues	$ Change
Revenues
Consulting services	$841,762	88.3	211,863	47.8		$629,899
Products and equipment	111,018	11.7	231,785	52.2		(120,767)
Total revenues	952,780	100.0	468,745	100.0		509,132
Costs of revenues
Cost of consulting services	87,251	9.2	51,278	11.6		35,973
Cost of products and equipment	46,146	4.8	145,848	32.9		(99,702)
Total costs of revenues	133,397	14.0	197,126	44.4		(63,729)
Gross profit	819,383	86.0	246,522	55.6		572,861
Operating expenses
General and administrative	439,021	46.1	307,953	69.4		(131,068)
Investor relations	11,795	1.2	893	0.2		10,902
Selling and marketing	39,069	4.1	19,662	4.4		19,407
Research and development	212	0.0	1,413	0.3		(1,201)
Total operating expenses	490,097	51.4	329,921	74.4		160,176
Income (loss) from operations	329,286	34.6	(83,339)	(18.8)		412,685
Other income (expense)
Interest expense, net	540	0.0	(1,376)	(0.3)		1,916
Total other income (expense)	540	0.0	(1,376)	(0.3)		1,916
Net income (loss) before income taxes	$329,826	34.6	$(84,775)	(19.1)	$
Income tax expense (benefit)	0	0	0	0.0		0
Net income (loss)	$329,826	34.6	$(84,775)	(19.1)		$414,601

Revenues

Total revenues were $952,780 for the three months ended June 30, 2017 as compared to $468,745 for the three months ended June 30, 2016, an increase of $509,132. Consulting service revenues increased for the three months ended June 30, 2017, $841,762 or 88.3% of total revenues, versus $211,863 or 47.8% of total revenues for the three months ended June 30, 2016. We experienced a decrease in our product and equipment revenues as amounts for the three months ended June 30, 2017 were $111,018 or 11.7% of total revenues, versus $231,785 or 52.2% of total revenues for three months ended June 30, 2016. This decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during facility design and build-outs. The company was not performing any facility build-outs for the three months ended June 30, 2017, while two facility build-outs were in-progress during the three months ended June 30, 2016.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended June 30, 2017, our total costs of revenues were $133,397, or 14.0% of total revenues. This compares to total costs of revenues for the three months ended June 30, 2016 of $197,126 or 44.4% of total revenues. The decrease in costs of revenues of $63,729 was primarily due to the lower profit margins resulting from the sale of equipment as compared to consulting revenue. For the three months ended June 30, 2017, consulting-related costs were $87,251, or 9.2% of total revenue, as compared to costs of $51,278, or 11.6% of revenue for the three months ended June 30, 2016. Costs associated with products and equipment were $46,146, or 4.8% of total revenue for the three months ended June 30, 2017 as compared to $145,858, or 32.9% of total revenue for the three months ended June 30, 2016. As a percentage of revenues, the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during design and facility build-outs. The company was not performing any design and facility build-outs for the three months ended June 30, 2017, while two facility build-outs were in-progress during the three months ended June 30, 2016.

Gross Profit

Total gross profit was $819,383 for the three months ended June 30, 2017, comprised of consulting services gross profit of $754,511 and products and equipment gross profit of $64,872. This compares to total gross profit of $246,522 for the three months ended June 30, 2016, comprised of consulting services gross profit of $160,585 and products and equipment gross profit of $85,937. The increase of $593,926 for consulting services gross profit was due to growth in our new consulting client base and volume of operations. As a percentage of total revenues, gross profit was 86.0% for the three months ended June 30, 2017 as compared to 55.6% for the three months ended June 30, 2016.

Operating Expenses

Total operating expenses were $490,097, or 51.4% of total revenues for the three months ended June 30, 2017, compared to $329,921, or 74.4% of total revenues for the three months ended June 30, 2016. This decrease was primarily due to efficiencies in operations.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2017 was an expense of $540 as compared with an expense of $(1,376) for the three months ended June 30, 2016. For the three months ended June 30, 2017 the Company had interest increase of $540.

Net Income (Profit)

As a result of the factors discussed above, net income (expense) for the three months ended June 30, 2017 was a net profit of $329,826, or 34.6% of total revenues for the period, as compared to a net loss of ($84,775), or (19.1%) % of total revenues for the three months ended June 30, 2016, due to the Company being well positioned to capitalize on the growing industry following the November 2016 election.

For the six months ended June 30, 2017 compared to six months ended June 30, 2016.

The following table presents our consolidated operating results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months		Six Months
	Ended		Ended
	June 30,	% of	June 30,	% of
	2017	Revenues	2016	Revenues	$ Change
Revenues
Consulting services	$1,415,059	90.1	459,473	46.7	$955,586
Products and equipment	154,879	9.9	524,579	53.3	(369,700)
Total revenues	1,569,938	100.0	984,052	100.0	585,886
Costs of revenues
Cost of consulting services	149,076	9.5	99,880	10.1	49,276
Cost of products and equipment	131,205	8.4	380,857	38.7	(249,652)
Total costs of revenues	280,281	17.9	480,657	48.8	(200,376)
Gross profit	1,289,657	82.1	503,395	51.2	786,263
Operating expenses
General and administrative	1,080,026	68.8	531,440	54.0	548,586
Investor relations	16,990	1.1	18,068	1.8	(1,078)
Selling and marketing	77,304	4.9	40,477	4.1	36,827
Research and development	680	0.0	1,413	0.1	(733)
Total operating expenses	1,175,000	74.8	591,398	60.1	583,602
Income (loss) from operations	114,657	7.3	(88,003)	(8.9)	202,660
Other income (expense)
Interest expense, net	9,169	0.6	(10,329)	(1.0)	19,498
Total other income (expense)	9,169	0.6	(10,329)	(1.0)	19,498
Net income (loss) before income taxes	$123,826	7.9	$(98,332)	(10.0)	$222,158
Income tax expense (benefit)	0	0	0	0.0	0
Net income (loss)	$123,826	7.9	$(98,332)	(20.0)	$222,158

Revenues

Liquidity and Capital Resources

As of June 30, 2017, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,675,808 and accounts receivable of $193,538. We also have the ability to raise additional capital as needed through external equity financing transactions. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in by operating activities for the six months ended June 30, 2017 was a inflow of $322,077 consisting of net gain of $123,826, increases in accounts payable of $17,911 due to inventory product purchases, an decrease in advances from clients $210,024 which related to recognition of revenues from advances received during 2016 and inventory of $16,974 based on product purchases. Net cash used in operating activities for the three months ended June 30, 2016 was a use of $464,529, consisting of net loss of $98,332, decreases in accounts payable of $146,491 due to inventory product purchases, an increase in advances from clients $105,416 which related to recognition of revenues from advances received during 2016 and inventory of $293 based on product purchases.

Investing Activities

For the six months ended June 30, 2017 and 2016, investing activities were a use of cash of $0 and ($1,662) respectively.

Financing Activities

For the six months ended June 30, 2017 and 2016, the net cash from financing activities was $602,693 and $139,065 respectively.  During the three months ended June 30, 2017, the Company received proceeds of $602,693 from the proceeds from the issuance of convertible notes payable and from the sale of common stock.

Off Balance Sheet Arrangements

As of June 30, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

We use Adjusted EBITA, a non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation and certain non-recurring expenses. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	123,826	(98,332)
Stock-based compensation expense	401,809	23,620
Interest expense, net	—	10,329
Tax expense (benefit)	—	—
Adjusted EBITA	$525,635	$132,281

ITEM 3.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

No senior securities were issued and outstanding during the three and nine months ended June 30, 2017 or 2016.

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

American Cannabis Company, Inc.

Date: August 21, 2017	By:	/s/ Terry Buffalo
Terry Buffalo, Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ J. Michael Tuohey
J. Michael Tuohey, Chief Financial Officer
(Principal Financial Officer)