Form 10-Q
period 2017-09-30
American Cannabis Company, Inc.
filed 2017-11-20
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

On November 20, 2017, 51,434,050 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and equivalents	$1,877,249	$751,038
Accounts receivable, net	404,894	164,451

Inventory	30,640	42,500
Prepaid expenses and other current assets	14,135	9,825
Total Current Assets	2,326,919	967,814

Property and equipment - net	12,625	11,639
Other Assets	4,500	4,500

TOTAL ASSETS	2,344,044	983,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	11,142	55,782
Accounts payable, related party	—	14,325
Advances from clients	57,800	222,188
Accrued and other current liabilities	23,702	36,724

Total Current Liabilities	92,644	329,019

Total Liabilities	92,644	329,019

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,434,050 and 49,847,593 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	514	498
Additional paid-in capital	6,486,870	5,389,384
Accumulated deficit	(4,235,984)	(4,734,948)
Total Shareholders’ Equity	2,251,400	654,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,344,044	$983,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

RESULTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues
Consulting Services	$916,676	$143,610	$2,331,735	$603,083
Product and equipment	73,637	93,290	228,516	617,869
Total Revenues	990,313	236,900	2,560,251	1,220,952

Cost of Revenues
Cost of consulting services	124,677	38,120	273,753	137,920
Cost of products and equipment	38,824	66,614	170,029	447,470
Total Cost of Revenues	163,501	104,734	443,782	585,390

Gross Profit	826,812	132,166	2,116,469	635,562

Operating expenses
General and administrative	362,966	353,292	1,442,992	884,733
Investor relations	10,381	11,129	27,371	29,197
Selling and marketing	72,115	22,855	149,419	63,332
Research and development	63,685	520	7,048	1,932
Total Operating expenses	451,830	387,796	1,626,830	979,194

Gain (Loss) from Operations	374,982	(255,630)	489,639	(343,632)

Other Income (Expense)
Loss on debt extinguishment	—	(59,128)	—	(59,128)
Change in derivative liabilities	—	66,449	—	66,449
Interest (expense)	156	19,605	9,325	(29,935)
Total Other Income (expense)	156	(14,314)	9,325	(24,644)
Net Income (Loss) before taxes	375,138	(269,944)	498,964	(368,276)
NET INCOME (LOSS)	$375,138	$(269,944)	$498,964	$(368,276)

Basic gain (loss) per common share *	$0.01	$(0.00)*	$0.01	$(0.00)
Diluted loss per share of common stock	$0.01	$(0.00)	0.01	(0.00)

Basic weighted average common shares outstanding	51,434,050	46,375,168	51,434,050	45,628,580
Diluted weighted average common shares outstanding	51,468,214	46,375,168	51,462,284	45,628,580
* denotes a loss of less than $(0.01).

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended September 30, 2017	Ended September 30, 2016

Cash flows from operating activities:
Net income (loss)	$498,964	$(382,276)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	73,280	66,431
Depreciation	4,013	3,744
Amortization of discount on convertible note payable	—	26,302
Stock-based compensation to employees	401,809	16,240
Common stock issued for settlement expense	110,000	—
Stock-based compensation to service providers	—	9,198
Change in derivative liabilities	—	(64,419)
Consulting Services in Exchange for Joint Venture	—	—
Changes in operating assets and liabilities:
Accounts receivable	(313,723)	(203,900)
Deposits	—	2,845
Inventory	11,860	(238)
Prepaid expenses and other current assets	(4,310)	(16,150)
Advances from Clients	(164,388)	(57,326)
Accrued liabilities and other current liabilities	(44,347)	(91,484)
Accounts payable	(44,640)	(117,206)
Net cash used in operating activities	528,518	(619,983)
Cash flows from investing activities:
Purchases of property and equipment	(5,000)	(3,290)
Net cash used in investing activities	(5,000)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	139,065
Proceeds from issuance of common stock	602,693	—
Net cash provided by financing activities	602,693	139,065
Net increase (decrease) in cash and cash equivalents	1,126,211	(484,208)
Cash and cash equivalents at beginning of period	751,038	555,780
Cash and cash equivalents at end of period	$1,877,249	$71,572
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash investing and financing activities:
Conversion of note payable to common shares	$—	$71,500
Common stock returned and cancelled	1	—
Common stock issued for debt converted in prior year	2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016
(Unaudited)

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado. The Company operates a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, designs industry-specific products and facilities, and manages a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB under the symbol “AMMJ”.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three months ended September 30, 2017, the Company had no employee stock-based compensation expense. During the nine months ended September 30, 2017, the Company had employee stock-based compensation expense of $401,809. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model. During the three months ended September 30, 2017, there was no compensation expense for warrants or stock options.

Warrants

As of September 30, 2017, and December 31, 2016, the Company had issued and outstanding warrants to the Company’s independent board member, to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share. The warrants were fully-vested as of November 19, 2014, and expire on November 19, 2019.

On August 31, 2017, the Company issued warrants to Anthony Baroud to purchase up to fifty thousand (50,000) shares of common stock at an exercise price of ninety-three cents ($0.93) per share. The warrants were fully vested as of August 31, 2017, and expire on March 1, 2018. The warrants were issued as consideration for a settlement agreement and mutual release of all claims between the Registrant and Anthony Baroud on August 31, 2017 (See Part II, Item 1).

Options

In addition to the warrants to the Company’s independent board member, he shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. No options have been issued for the three and nine months ended September 30, 2017 and 2016.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Gross accounts receivable	$509,595	$195,872
Less: allowance for doubtful accounts	(104,701)	(31,421)
Accounts receivable, net	$404,894	$164,481

The Company had bad debt expense during the nine months ended September 30, 2017 and 2016 of $73,280 and $13,344, respectively.

Note 4. Other Assets

Other assets were comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Deposits	$4,500	$4,500
Other assets	$4,500	$4,500

Note 5. Inventory

Inventory as of September 30, 2017 and December 31, 2016 of $30,640 and $42,500, respectively, was fully comprised of finished goods.

Note 6. Prepaid expenses and other current assets

Prepaid expenses and other current assets was comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid expenses	$14,136	$9,825
Prepaid expenses and other current assets	$14,136	$9,825

Note 7. Property and Equipment, net

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Office equipment	$9,275	$9,275
Furniture and fixtures	9,490	10,175
Machinery & Equipment	7,336	2,337
Less accumulated depreciation	(13,476)	(10,148)
Property and equipment, net	$12,625	$11,639

Note 8. Related Party Transactions

During the three months ended September 30, 2017, the Company incurred $15,000 of expense payable to Prince & Tuohey CPA, Ltd., a company in which J. Michael Tuohey, the Company’s Chief Financial Officer, is an owner. Amounts owed as of September 30, 2017 and December 31, 2016, were $0 and $14,325, respectively.

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accrued payroll liabilities	—	12,903
Other accruals	23,702	14,986
Accrued and other current liabilities	$23,702	$36,724

Note 10. Stock-based Compensation

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

During the nine months ended September 30, 2017, the Company issued 430,227common shares, with a fair value of $395,809.

Warrants

As of September 30, 2017, and December 31, 2016, the Company had issued and outstanding warrants to the Company’s independent board member, to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share. The warrants were fully-vested as of November 19, 2014, and expire on November 19, 2019. The grant date fair value of the warrants, as calculated based on the Black-Scholes valuation model, was $0.59 per share.

As of September 30, 2017, as the exercise price per share is lower than the price per share of our common shares, the intrinsic value of outstanding warrants is $35,000. As of September 30, 2017, and December 31, 2016, the warrants issued to the Company’s independent board member had 1.5 and 2.2 years remaining until expiration.

Stock Options

In addition to the warrants granted to the Company’s independent board member as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the nine months ended September 30, 2017, no such common stock was issued.

Stock Issued as Consideration for Settlement Agreements.

On July 31, 2017, the Company entered into a settlement agreement, mutual release of all claims and waiver of bond for lost certificate, with Private Media Group, Inc. On May 23, 2014, Private Media Group, Inc. was issued 200,000 shares of common stock as consideration for services rendered. Private Media Group, Inc. subsequently lost the stock certificate, and demanded the Company reissue the common stock. The Company and Private Media Group, Inc. entered into a settlement agreement provided that in exchange for a complete release of all claims regarding any and all compensation due to Private Media Group, Inc., Private Media Group, Inc. agreed to return 100,000 shares to treasury, and the Company agreed to waive of bond for the lost certificate, and to reissue Private Media Group, Inc. 100,000 common shares of common stock.

On August 31, 2017, the Company entered into a settlement agreement and mutual release of all claims with Anthony Baroud. The Company previously disclosed its participation in a private arbitration proceeding conducted by the American Arbitration Association, in which both claims and counterclaims were asserted by the respective parties. The settlement agreement disposed of the arbitration proceeding and all claims and counterclaims between the parties with prejudice. As consideration for the dismissal and mutual release of all claims, the Company agreed to a stock compensation settlement equal to $110,000 consisting of an issuance of 100,000 shares of common stock to Mr. Baroud, valued for the purposes of the settlement agreement at $0.93 per share, for a total of $93,000, and fully vested warrants to purchase up to 50,000 shares of common stock in a cashless transaction at an exercise price determined by the closing price of the Company’s common stock on March 1, 2018. The warrants expire on March 1, 2018. If the 50,000 shares issuable to Mr. Baroud pursuant to the Cashless Warrant Agreement does not equal $17,000 for a total of $110,000, the Company agreed to issue Mr. Baroud restricted common stock, valued as of the closing price on March 1, 2018, to correct the difference so that Baroud receives the equivalent of $110,000.00.

Note 11. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months or nine months ended September 30, 2017, and 2016 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

The Company issued 0 shares of common stock for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, the Company issued 430,227 shares of common stock valued at $395,809 as follows:

On January 4, 2017, the Company issued 200,000 common shares to Terry Buffalo.

On January 4, 2017, the Company issued Sam D. Leucshen 50,000 common shares.

On January 4, 2017, the Company issued Steven Lico 15,000 common shares.

On January 4, 2017, the Company issued Tyler A. Schlosser 20,000 common shares.

On January 4, 2017, the Company issued Robert Teran 50,000 common shares.

On January 4, 2017, the Company issued Gayle Barr 4,727 common shares.

On January 4, 2017, the Company issued Mica Renquist 7,500 common shares.

On January 4, 2017, the Company issued Gary Altman 33,000 common shares.

On January 4, 2017, the Company issued Randy Fleming 50,000 common shares.

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

On June 12, 2017, the Company issued Jesus Quintero 8,955 shares of restricted common stock, valued at a price of $0.67 per share, value of $6,000. The shares were issued as consideration related to a severance agreement between the Company and Mr. Quintero.

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

Results of Operations

For the three months ended September 30, 2017 compared to three months ended September 30, 2016.

The following table presents our consolidated operating results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months		Three Months
	Ended		Ended
	September 30,	% of	September 30,	% of
	2017	Revenues	2016	Revenues	$ Change
Revenues
Consulting services	$916,676	92.6	143,610	60.6	$704,813
Products and equipment	73,637	7.4	93,290	39.4	(158,148)
Total revenues	990,313	100.0	236,900	100.0	521,568
Costs of revenues
Cost of consulting services	124,367	12.6	38,120	16.1	73,089
Cost of products and equipment	38,824	3.9	66,614	28.1	(107,024)
Total costs of revenues	163,501	16.5	104,734	44.2	(33,625)
Gross profit	826,812	83.5	132,166	55.8	580,290
Operating expenses
General and administrative	362,966	36.7	353,290	149.1	9,676
Investor relations	10,381	1.0	11,129	4.6	9,488
Selling and marketing	72,115	7.3	22,855	9.6	52,453
Research and development	6,368	0.6	520	0	4,955
Total operating expenses	451,830	45.6	387,796	163.3	64,034
Income (loss) from operations	374,982	37.9	(255,630)	(107.9)	630,612
Other income (expense)
Interest expense, net	156	0.0	(19,605)	8.3	156
Total other income (expense)	156	0.0	(14,314)	(6.0)	1532
Net income (loss) before income taxes	$375,138	37.9	$(269,944)	(113.9)	$645,082
Income tax expense (benefit)	0	0	0	0.0	0
Net income (loss)	$375,138	37.9	$(269,944)	(113.9)	$645,082

Revenues

Total revenues were $990,313 for the three months ended September 30, 2017 as compared to $236,900 for the three months ended September 30, 2016, an increase of $753,413. This increase was due to increased consulting and product sales in new markets. Consulting service revenues increased for the three months ended September 30, 2017, to $916,676 or 92.6% of total revenues, versus $143,610 or 60.6% of total revenues for the three months ended September 30, 2016. We experienced a decrease in our product and equipment revenues as amounts for the three months ended September 30, 2017 were $73,637 or 7.4% of total revenues, versus $93,290 or 39.4% of total revenues for three months ended September 30, 2016. This decrease was due to the cyclical nature of the Company’s business as product and equipment sales follow on successful consulting services.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, and other costs directly attributable to providing services or products. During the three months ended September 30, 2017, our total costs of revenues were $163,501, or 16.5% of total revenues. This compares to total costs of revenues for the three months ended September 30, 2016 of $104,734 or 44.2% of total revenues. The increase in costs of revenues of $22,767 was primarily due to increased costs of consulting services. For the three months ended September 30, 2017, consulting-related costs were $124,367, or 12.6% of total revenue, as compared to costs of $38,120, or 16.1% of revenue for the three months ended September 30, 2016. Costs associated with products and equipment were $38,824, or 3.9% of total revenue for the three months ended September 30, 2017 as compared to $66,614, or 28.1% of total revenue for the three months ended September 30, 2016. As a percentage of revenues, the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during design and facility build-outs. The company was not performing any design and facility build-outs for the three months ended September 30, 2017, while two facility build-outs were in-progress during the three months ended September 30, 2016.

Gross Profit

Total gross profit was $826,812 for the three months ended September 30, 2017, comprised of consulting services gross profit of $791,999 and products and equipment gross profit of $34,813. This compares to total gross profit of $132,166 for the three months ended September 30, 2016, comprised of consulting services gross profit of $105,490 and products and equipment gross profit of $26,676. The increase of $686,509 for consulting services gross profit was due to growth in our new consulting client base and volume of operations. As a percentage of total revenues, gross profit was 83.5% for the three months ended September 30, 2017 as compared to 55.8% for the three months ended September 30, 2016.

Operating Expenses

Total operating expenses were $451,830, or 45.6% of total revenues for the three months ended September 30, 2017, compared to $387,796, or 163.7% of total revenues for the three months ended September 30, 2016. This decrease was primarily due to efficiencies in operations.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017 was an expense of $156 as compared with an expense of $(14,314) for the three months ended September 30, 2016.

Net Income (Profit)

As a result of the factors discussed above, net income (expense) for the three months ended September 30, 2017 was a net profit of $375,138, or 37.9% of total revenues for the period, as compared to a net loss of ($269,944), or (113.9%) of total revenues for the three months ended September 30, 2016, due to the Company being well positioned to capitalize on the growing industry following the November 2016 election.

Liquidity and Capital Resources

As of September 30, 2017, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,877,249 and accounts receivable of $404,894. We also have the ability to raise additional capital as needed through external equity financing transactions. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in by operating activities for the three months ended September 30, 2017 was a use of $528,518 consisting of net gain of $498,964, decreases in accounts payable of $44,640 due to inventory product purchases, and decrease in advances from clients $164,388 which related to recognition of revenues from advances received during 2017 and inventory of $30,640 based on product purchases. Net cash used in operating activities for the three months ended September 30, 2016 was a use of $619,983, consisting of net loss of ($368,276), decreases in accounts payable of $117,206 due to inventory product purchases, an increase in advances from clients $57,326 which related to recognition of revenues from advances received during 2016 and inventory of $42,500 based on product purchases.

Investing Activities

For the months ended September 30, 2017 and 2016, investing activities were a use of cash of ($5,000) and 0 respectively.

Financing Activities

For the months ended September 30, 2017 and 2016, the net cash from financing activities was $0 and $139,065 respectively.

Off Balance Sheet Arrangements

As of September 30, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income (loss) to Adjusted EBITA is provided below.

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	375,138	(269,944)
Stock-based compensation expense	0	12,991
Interest expense, net	156	19,605
Tax expense (benefit)	0	0
Adjusted EBITA	$375,294	$(250,339)

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

As of September 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

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

On July 31, 2017, the Company entered into a settlement agreement, mutual release of all claims and waiver of bond for lost certificate, with Private Media Group, Inc. On May 23, 2014, Private Media Group, Inc. was issued 200,000 shares of common stock as consideration for services rendered. Private Media Group, Inc. subsequently lost the stock certificate, and demanded the Company reissue the common stock. The Company and Private Media Group, Inc. entered into a settlement agreement provided that in exchange for a complete release of all claims regarding any and all compensation due to Private Media Group, Inc., Private Media Group, Inc. agreed to return 100,000 shares to treasury, and the Company agreed to waive of bond for the lost certificate, and to reissue Private Media Group, Inc. 100,000 common shares of common stock.

On August 31, 2017, the Company entered into a settlement agreement and mutual release of all claims with Anthony Baroud. The Company previously disclosed its participation in a private arbitration proceeding conducted by the American Arbitration Association, in which both claims and counterclaims were asserted by the respective parties. The settlement agreement disposed of the arbitration proceeding and all claims and counterclaims between the parties with prejudice. As consideration for the dismissal and mutual release of all claims, the Company agreed to a stock compensation settlement equal to $110,000 consisting of an issuance of 100,000 shares of common stock to Mr. Baroud, valued for the purposes of the settlement agreement at $0.93 per share, for a total of $93,000, and fully vested warrants to purchase up to fifty thousand (50,000) shares of common stock in a cashless transaction at an exercise price determined by the closing price of the Company’s common stock on March 1, 2018. The warrants expire on March 1, 2018. If the 50,000 shares issuable to Mr. Baroud pursuant to the Cashless Warrant Agreement does not equal $17,000 for a total of $110,000, the Company agreed to issue Mr. Baroud restricted common stock, valued as of the closing price on March 1, 2018, to correct the difference so that Baroud receives the equivalent of $110,000.00.

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

No senior securities were issued and outstanding during the three and nine months ended September 30, 2017 or 2016.

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

American Cannabis Company, Inc.

Date: November 20, 2017

By: /s/

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: November 20, 2017

By: /s/

J. Michael Tuohey, Chief Financial Officer

(Principal Financial Officer)

