Form 10-Q/A
period 2017-09-30
American Cannabis Company, Inc.
filed 2017-11-21
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 EXPLANATORY NOTE

This filing is being made to include the conformed signatures that were missed in the previous filing. Nothing else has changed in this document.

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

Date: November 21, 2017

By: /s/ Terry Buffalo

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: November 21, 2017

By: /s/ J. Michael Tuohey

J. Michael Tuohey, Chief Financial Officer

(Principal Financial Officer)

