Form 10-K
period 2017-12-31
American Cannabis Company, Inc.
filed 2018-12-26
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)

5690 Logan Street, Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

(303) 974-4770
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 26, 2018 was approximately $14,406,677.

As of December 26, 2018, 51,513,064 of common stock, par value $0.00001, were issued and outstanding.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

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

Industry and Regulatory Overview

The Company is not engaged in the direct growth, cultivation, harvesting and distribution of cannabis. However, we do offer consulting services to licensed operators and applicants for state offered cannabis licenses, who seek to engage in the medical and/or recreational cannabis business in those state jurisdictions where cannabis has been legalized. We also sell ancillary products which are used in the legalized cannabis industry.

As of the date of this filing, thirty-three states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811), and is illegal under federal law.

On August 29, 2013, The Department of Justice set out its prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The “Cole Memorandum” provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the Controlled Substances Act (CSA). Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

Business Overview

We primarily operate within two divisions within the regulated cannabis industry: (i) consulting and professional services; and, (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis. We are not licensed to produce and/or sell cannabis. We do not directly sell, cultivate, manufacture, or transact cannabis.

Consulting Services

We offer consulting services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

●	Cannabis Business Planning. Our commercial cannabis business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis market and we have the expertise to help client businesses thrive.

●	Cannabis Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines

●	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.

●	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.

●	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis industry is developing rapidly with evolving laws and regulations and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis industry while staying up-to-date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.

●	Cannabis Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.

●	Cannabis Business Monitoring. The regulated commercial cannabis industry is constantly growing and shifting, and the ongoing monitoring of a cannabis business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully-integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

●	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require child-proof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states. There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel meets all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On February 23, 2016, we announced our receipt of notice from the U.S. Patent Office that our application for patent protection for the Satchel were deemed allowable by the U.S. Patent and Trademark Office. On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for the Satchel.

●	SoHum Living Soil™. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended “just-add-water” soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.

●	High Density Racking System. A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High Density Racking System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles, and creates multiple levels of space with which to grow plants. The High Density Racking System allows customers to increase production capacity without the need to add additional square footage to the operation.

●	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and set-up; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

●	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused-products. Examples of products available through American Cultivator Co. include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies. We also offer a Group Purchasing Organization (“GPO”) focused on disposables to creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2017, our research and development costs were $2,403 as compared to $2,553 for the fiscal year ended December 31, 2016.

Significant Customers

For the year ended December 31, 2017 and December 31, 2016, three customers accounted 48.95% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 40.18% or more respectively of the Company’s total service based revenue. For the year ended December 31, 2016, three customers accounted for 45.66% of the Company’s total revenues.

Intellectual Property

On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for The Satchel™, our child-proof exit package solution for the regulated cannabis industry. We also have pending trademark applications pending to protect our branding and logos. These pending applications included trademarks for American Cannabis Company (stylized and/or with design logo), American Cannabis Consulting (stylized and/or with design logo), the design and colors used in our leaf logo, the Cultivation Cube (stylized and/or with design logo), our slogan (“Growing the Next Frontier”), and two-word marks and the logo associated with So-Hum Living Soil™.

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

Employees

As of December 31, 2017, we have 6 full-time employees and 1 part-time employee, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets under the ticker symbol “AMMJ”. As of December 31, 2017, there were 481 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2017	High	Low
Quarter ended December 31	$1.36	$0.51
Quarter ended September 30	$1.26	$0.45
Quarter ended June 30	$0.76	$0.35
Quarter ended March 31	$1.05	$0.62

2016	High	Low
Quarter ended December 31	$0.97	$0.88
Quarter ended September 30	$0.29	$0.26
Quarter ended June 30	$0.11	$0.01
Quarter ended March 31	$0.18	$0.15

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

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

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table presents our operating results for the year ended December 31, 2017 compared to December 31, 2016:

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2017	2016
Revenues
Consulting Services	$2,054,484	$943,563
Product and equipment	388,571	613,535
Product and equipment, related party	—	3,768
Total Revenues	2,443,055	1,560,866

Cost of Revenues
Cost of consulting services	463,298	145,849
Cost of products and equipment	342,522	545,732
Total Cost of Revenues	805,820	691,581

Gross Profit	1,637,235	869,285

Operating expenses
General and administrative	1,042,889	1,099,900
Investor Relations	34,554	37,919
Selling and marketing	278,542	88,047
Research and development	2,403	2,553
Total Operating expenses	1,358,388	1,228,419

Income (Loss) from Operations	278,847	(359,134)

Other Income (expense)
Loss on debt extinguishment	—	(7,640)
Interest Income (expense)	9,288	(87,314)
Change in Derivative Liability	—	14,449
Stock Based Compensation (expense)	(893,857)	(30,208)
Bad Debt (expense)	89,715	(118,641)
Settlement (expense)	(118,450)	(25,000)
Warrant (expense)	(895,860)	—
Other Income	41,844	9,806
Total Other Income (expense)	(1,767,320)	(244,548)

Net Income (Loss) before taxes	(1,488,473)	(603,682)
Income Tax expense (benefit)	—	—

NET INCOME (LOSS)	$(1,488,473)	$(603,682)
Basic and diluted net loss per common share	$(0.029)	$(0.01)

Basic and diluted weighted average common shares outstanding	51,336,522	46,389,474

Revenues

Total revenues for the year ended December 31, 2017 and December 31, 2016, were $2,443,055 and $1,560,866, respectively, an increase of $882,189. This increase was primarily due to an increase in the demand for consulting services. For the year ended December 31, 2017 and December 31, 2016, consulting services revenue was $2,054,484 and $943,563, respectively. For the year ended December 31, 2017 and December 31, 2016, products and equipment revenue were $388,571 and $617,303, respectively.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, marketing and other costs directly attributable to providing services or offering products. For the year ended December 31, 2017 and December 31, 2016, our total costs of revenues were $805,820 and $691,581, respectively. The increase was primarily due to higher operating expenses related to providing consulting services. For the year ended December 31, 2017, consulting related costs were $463,298 or 18.96% of total revenues, and costs associated with products and equipment were $342,522 or 14.02% of total revenues. For the year ended December 31, 2016, consulting related costs were $145,849 or 9.3% of total revenues, and costs related with costs associated with products and equipment were $545,732 or 34.96% of total revenues.

Gross Profit

For the year ended December 31, 2017 and December 31, 2016, gross profit was $1,637,235 and $869,285, respectively. This increase was primarily due to growth in our client base and volume of operations including consulting services. As a percentage of total revenues, gross profit was 67.02% and 55.69% for the years ended December 31, 2017 and December 31, 2016, respectively. This increase was primarily due to the year ended December 31, 2017 having a higher proportion of total revenues from consulting services as compared to product and equipment sales, as consulting services have a higher profit margin as compared to product and equipment sales.

Operating Expenses

Total operating expenses for the years ended December 31, 2017 and December 31, 2016 was $1,358,388 and $1,228,419, respectively. This increase of $129,968 was primarily due to an increase in selling and marketing expenses of the Company.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2017 and December 31, 2016 included expense of ($1,767,320) and ($244,548), respectively. This decrease was due to an increase in stock based compensation and warrant expense, and an increase in settlement expense, attributed to interest due under our financing arrangement with Tangiers.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2017 and December 31, 2016, respectively. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable. The years 2010 to 2016 remain subject to examination by the Company’s major tax jurisdictions.

Net Income (Loss)

As a result of the factors discussed above, net income for the year ended December 31, 2017 and December 31, 2016 was a loss of ($1,488,473) and ($603,682), respectively. For December 31, 2017 our net income was 60.93% of total revenues. For December 31, 2016, our net losses represented a 38.68% of total revenues for the respective periods.

Liquidity and Capital Resources

As of December 31, 2017, and December 31, 2016, our primary internal sources of liquidity were cash and cash equivalents of $ 1,648,087 and $751,038, respectively. We also have the ability to raise additional capital as needed through an external equity financing transaction. For the years ended December 31, 2017 and December 31, 2016, the Company had a source (use) of cash from operations of $180,906 and ($784,879), respectively.  For December 31, 2017 and December 31, 2016, we generated non-cash expenses of $1,789,717 and $30,208, respectively related to stock-based compensation and depreciation which contributed to our net cash derived from operating activities. Due to this factor and considering that our fixed overhead costs are relatively low, we have the ability to issue stock and stock equivalents to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Operating Activities

Net cash provided by (used in) operating activities for the year ended December 31, 2017 was $180,906. Net cash provided by operating activities for the year ended December 31, 2016 was ($784,879) which consisted of a net loss for the period of $1,488,473 which was offset by an increase in stock based compensation of $893,857, an increase in warranty expense of $893,857and account receivables of $107,363.

Investing Activities

For the years ended December 31, 2017 and December 31, 2016, net cash used in investing activities was $5,000 and $3,360, respectively.

Financing Activities

For the years ended December 31, 2017 and December 31, 2016, financing activities were a source of cash of $721,138 and $983,497, respectively. For the year ended December 31, 2016, the Company received $721,143 from the sale of registered common stock to Tangiers Global, LLC under an amended and restated Investment Agreement and Registration Rights Agreement dated August 4, 2016.

For the years ended December 31, 2017 and December 31, 2016 we had cash and cash equivalents of $1,648,087 and $751,038, respectively. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income to Adjusted EBITA is provided below.

Adjusted EBITA Reconciliation	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Net Gain (Loss)	$(1,488,473)	$(603,682)
Interest Expense, Net	$(9,288)	$87,314
Tax Expense (benefit)	$—	$—
Stock Based Compensation expense	$893,857	$30,208
Adjusted EBITA	$(603,904)	$(486,160)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2017, and December 31, 2016, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2017, and December 31, 2016 our allowance for doubtful accounts was $21,581 and $31,421, respectively. For December 31, 2017 and December 31, 2016, we recorded bad debt expense of ($89,715) and $118,641, respectively, which is reflected as a component of other income (expense) section on the consolidated statement of operations.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2017 and as of December 31, 2016.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2017, and December 31, 2016.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2017, sales returns were $21,249 comprised of a cancelled contract and product returns and replacement.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed-fee; or, (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services.

For hourly based fixed fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account, and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2017, and December 31, 2016, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We occasionally enter into arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Our arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”) or estimates of stand-alone selling prices. Revenues are recognized in accordance with our accounting policies for the elements as described above (see Product Sales). The elements qualify for separation when the deliverables have value on a stand-alone basis and the value of the separate elements can be established by VSOE or an estimated selling price.

While assigning values and identifying separate elements requires judgment, selling prices of the separate elements are generally readily identifiable as fixed and determinable as we also sell those elements individually outside of a multiple services engagement. Contracts with multiple elements typically incorporate a fixed-fee or hourly pricing structure. Arrangements are typically terminable by either party upon sufficient notice and do not include provisions for refunds relating to services provided.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in the statement of operations on a net basis.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2017 and December 31, 2016, these costs were $278,542 and $88,047, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2017 and December 31, 2016, stock-based compensation expense for restricted shares was $893,857 and $36,750, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2017 and December 31, 2016, compensation expense for warrants and options was $0, respectively.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2017 and December 31, 2016, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2017, and December 31, 2016, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax:704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Cannabis Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Cannabis Company Inc. and Subsidiary (“the Company”) as of June 30, 2018 and the related consolidated statement of operations, stockholders’ deficit and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

December 24, 2018

We have served as the Company's auditor since August 2018.

www.llcpas.net

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Equivalents	$1,648,087	$751,038
Accounts Receivable, net (see note 3)	146,804	164,451
Inventory	35,757	42,500
Prepaid Expenses and Other Current Assets	11,327	9,825
Total Current Assets	1,841,975	967,814

Property and Equipment - net (see note 5)	11,782	11,639
Other Assets	4,500	4,500
TOTAL ASSETS	$1,858,256	$983,953

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	28,002	55,782
Accounts Payable, related party	—	14,325
Advances from Clients	100,587	222,188
Warrant Liability	895,860	—
Accrued and Other Current Liabilities	52,352	36,724
Total Current Liabilities	1,076,801	329,019

Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,434,050 and 49,847,593 shares issued and outstanding at December 31, 2017 and 2016, respectively	514	498
Additional paid-in capital	7,004,363	5,389,384
Accumulated deficit	(6,223,422)	(4,734,948)
Total Shareholder's Equity	781,455	654,934

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,858,256	$983,953

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended
	December 31,
	2017	2016
Revenues
Consulting Services	$2,054,484	$943,563
Product & Equipment	388,570	613,535
Product & Equipment, related party	—	3,768
Total Revenues	2,443,054	1,560,866

Cost of Revenues
Cost of Consulting Services	463,298	145,849
Cost of Products and Equipment	342,522	545,732
Total Cost of Revenues	805,820	691,581

Gross Profit	1,637,234	869,285

Operating Expenses
General and Administrative	1,042,889	1,099,900
Investor Relations	34,554	37,919
Selling and Marketing	278,542	88,047
Research and Development	2,403	2,553
Total Operating Expenses	1,358,388	1,228,419

Income (Loss) from Operations	278,846	(359,134)

Other Income (expense)
Gain (loss) on debt extinguishment	—	(7,640)
Interest (expense)	9,288	(87,314)
Change in Derivative Liability	—	14,449
Stock Bassed Compensastion (expense)	(893,857)	(30,208)
Bad Debt (expense)	89,715	(118,641)
Settlement (expense)	(118,450)	(25,000)
Warrant (expense)	(895,860)	—
Other Income	41,843	9,806
Total other income (expense)	(1,767,320)	(244,548)

Net Income (Loss) before taxes	(1,488,474)	(603,682)
Income Tax Expense (benefit)	—	—

NET INCOME (LOSS)	$(1,488,474)	$(603,682)

Basic and diluted net loss per common share	$(0.029)	$(0.013)

Basic and diluted weighted average common shares outstanding	51,336,522	46,389,474

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	44,808,731	$448	$4,268,708	$(4,131,266)	$137,890
Shares issued for services	195,260	2	13,966	—	13,968
Shares issued for Cash	2,370,039	23	858,224	—	858,247
Stock-based compensation granted to employees	152,500	2	16,238	—	16,240
Recension and cancellation of common shares	2,321,063	23	232,248	—	232,271
Net loss	—	—	—	(603,682)	(603,682)
Balance, December 31, 2016	49,847,593	$498	$5,389,384	$(4,734,948)	$654,934
APIC Cashless Warrants	—	—	228,250	—	228,250
Shares issued for PY conversion of debt and interest	237,885	2	(2)	—	—
Shares issued for Cash	909,390	9	602,684	—	602,693
Shares issued for services	430,227	4	391,698	—	391,702
Shares issued for legal settlement	8,955	1	5,999	—	6,000
Shares return to treassury on settlement	(100,000)	(1)	1	—	—

Shares issued on settlement	100,000	1	112,449	—	112,450
Options issued for Settlement			273,900		273,900
Net (Loss)	—	—	—	(1,488,474)	(1,488,474)
Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,488,474)	$(603,682)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	(89,715)	118,641
Depreciation	4,487	5,173
Amortization of discount on convertible notes payable	—	41,578
Interest Converted to Common Stock	—	12,000
Change in Value of Derivative Liability	—	(14,449)
Stock-based compensation to employees	893,857	16,240
Stock-based compensation to service providers	—	13,968
Shares and warrants issued on settlement
Warranty Expense	895,860	—
Loss on debt extinguishment	—	7,640
Changes in operating assets and liabilities:
Accounts receivable	107,362	(234,807)
Deposits	—	9,345
Inventory	6,743	24,935
Prepaid expenses and other current assets	(1,502)	22,292
Advances from Clients	(121,601)	1,222
Accrued and other current liabilities	15,628	(56,744)
Accounts Payable	(27,780)	(162,556)
Accounts Payable, Related Party	(14,325)	14,325
Net Cash provided by (used in) Operating Activities	180,541	(784,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,629)	(3,360)
Net cash used in Investing Activities	(4,629)	(3,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	—	305,250
Principal payments of convertible debt	—	(180,000)
Proceeds from issuance of common shares	721,138	858,247
Net cash Provided by Financing Activities	721,138	983,497

NET INCREASE IN CASH	897,049	195,258

CASH AT BEGINNING OF PERIOD	751,038	555,780

CASH AT END OF YEAR	$1,648,086.95	$751,037.56

Supplemental disclosure of cash flow information:
Non-Cash Investing and Financing
Convertible Debt Converted to Common Stock	$—	$220,271.00

Cash paid during the period for interest	$—	$33,840.00
Cash paid during the period for income taxes, net	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC. AND SUBISIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Note 1. Principles of Consolidation.

The consolidated financial statements include the accounts of American Cannabis Company, Inc. and its wholly-owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

Note 2. Description of Business.

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

Note 3. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2017, and 2016, the Company had cash balances in excess of FDIC insured limits of $1,398,087 and $453,691, respectively.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2017, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2017, our research and development costs were $2,403 as compared to $2,553 for the fiscal year ended December 31, 2016.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2017, and December 31, 2016 our allowance for doubtful accounts and was $21,581 and $31,421 respectively. For December 31, 2017 and December 31, 2016, we recorded bad debt expense of $89,715 and $118,641, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Significant Customers

For the year ended December 31, 2017 and December 31, 2016, three customers accounted 48.95% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 40.18% or more respectively of the Company’s total service based revenue. For the year ended December 31, 2016, three customers accounted for 45.66% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company had not capitalized any interest as of December 31, 2017 and 2016.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2017 and 2016.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. As a smaller reporting company, the Company elected to not adopt FASB ASC Topic 606, Revenue Recognition as of December 31, 2017. Currently, revenue is now recognized in accordance with FASB ASC Topic 606. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2017, sales returns were $21,249 comprised of a cancelled contract and product returns and replacement.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed-fee; or, (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services.

For hourly based fixed fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account, and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2017, and December 31, 2016, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We occasionally enter into arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Our arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”) or estimates of stand-alone selling prices. Revenues are recognized in accordance with our accounting policies for the elements as described above (see Product Sales). The elements qualify for separation when the deliverables have value on a stand-alone basis and the value of the separate elements can be established by VSOE or an estimated selling price.

While assigning values and identifying separate elements requires judgment, selling prices of the separate elements are generally readily identifiable as fixed and determinable as we also sell those elements individually outside of a multiple services engagement. Contracts with multiple elements typically incorporate a fixed-fee or hourly pricing structure. Arrangements are typically terminable by either party upon sufficient notice and do not include provisions for refunds relating to services provided.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in the statement of operations on a net basis.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2017 and 2016, these costs were $278,542 and $88,047, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2017 and 2016, stock-based compensation expense for restricted shares for Company employees and service providers was $893,857 and $30,208, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2017 and 2016, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2017, and, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Income (Loss) Per Common Share

The Company reports net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share is equal to basic earnings per share because there are no potential dilutable instruments that would have an anti-dilutive effect on earnings. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

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

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”), which provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting and interim periods beginning after December 15, 2017and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard became effective for the Company on January 1, 2018.

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, the following will be required to be recognized for all leases (with the exception of short-term leases) as of the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

●	Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

●	The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This guidance is effective for annual reporting and interim periods beginning after December 15, 2017and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard becomes effective for the Company on January 1, 2018.

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

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following:

	December 31, 2017	December 31, 2016
Gross accounts receivable	$168,385	$195,872
Less: allowance for doubtful accounts	(21,581)	(31,421)
Accounts receivable, net	$146,804	$164,451

For the years ended December 31, 2017 and December 31, 2016, the Company had bad debt expense of ($89,715) and $118,641 and respectively.

Note 4 Inventory

Inventory as of December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Raw materials	$—	$16,614
Finished goods	35,757	25,886
Total	$35,757	$42,500

Note 5. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2017	December 31, 2016
Office equipment	$8,482	$7,472
Furniture and fixtures	7,240	8,777
Machinery and equipment	7,336	4,938
Property and equipment, gross	23,058	21,187
Less: accumulated depreciation	(11,276)	(10,148)
Property and equipment, net	$11,782	$11,639

For the year ended December 31, 2017 and December 31, 2016, the Company recorded depreciation expense of $4,487 and $5,173, respectively.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Accrued legal fees	$—	$8,835
Accrued payroll liabilities	8,323	12,903
Other Accrued Expenses & Payables	44,029	14,986
Accrued and other current liabilities	$52,352	$36,724

Note 8. Related Party Transactions

During the year ended December 31, 2017, and 2016, the Company incurred $66,000 and $34,250 of expenses respectively to Prince & Tuohey CPA, LTD, an accounting firm in which, the Company’s Chief Financial Officer, was a partner. As of December 31, 2017, the Company had $5,000 due to this related party.

Note 9. Commitments and Contingencies

On July 28, 2015, the Company entered into a 5-year lease for 6,500 square feet of office space to house its corporate offices. Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease and escalate thereafter. As part of this lease, the Company paid a $4,500 deposit, which is classified as an Other Asset.

Rent expense was $54,000 and, $54,084 for the years ended December 31, 2017 and 2016, respectively.

The following table summarizes the Company’s future lease obligations:

Year	Amount
2017	$54,000
2018	54,000
2019	56,320
2020	33,610
Total	$143,930

Note 10. Stock-based Compensation

During the year ended December 31, 2017 and December 31, 2016, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of December 31, 2017, the Company determined to issue employees and services providers warrants instead of common stock. During the year ended December 31, 2017 and December 31, 2016, the Company’s expense for restricted shares to Company employees and service providers was $893,857 and, $30,208, which was the result of the following activity:

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in-lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent. There were 430,227 shares granted as of December 31, 2017. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted share award activity during the years ended December 31, 2017 and 2016:

	Restricted Shares	Weighted Average
	Common Stock	Grant Date Fair Value
Outstanding unvested at December 31, 2015	164,981	$0.21
Granted	267,172	0.11
Vested restricted shares	(323,553)	0.15
Forfeited	—	—
Outstanding unvested at December 31, 2016	—	—
Granted	430,227	0.92
Vested restricted shares	430,227	0.
Forfeited	—	—
Outstanding unvested at December 31, 2017	430,227	$0.92

During the year ended December 31, 2017, the Company granted 430,227 restricted shares to Company employees and service providers and recognized $391,702 in associated stock-based compensation expense. During the year ended December 31, 2016, the Company granted 152,500 restricted shares and recognized $16,240 in associated employee stock-based compensation expense.

Warrants

In connection with his appointment to the Company’s board of directors, the Company granted its independent board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014 with a value of $228,250,

On August 31, 2017, the Company issued Anthony Baroud warrants to purchase up to fifty thousand (50,000) shares of common stock at an exercise price of $0.93 in a cashless transaction. The warrants expired on March 1, 2018.

The Company used the Black-Scholes valuation model to determine the fair value of warrants as of the grant date. Assumptions used in this calculation for the warrant award to purchase 250,000 shares  of common stock include expected volatility of 144.2%, based on an average of historical data of the Company’s stock price and the stock prices of three comparable companies that are also included in the marijuana index, a risk-free rate of 1.23%, based on U.S. Treasury yields as published by the Federal Reserve, a dividend yield of 0.0%, as the Company has not historically paid dividends nor does it have any plans to do so in the foreseeable future, and an expected term of five years. The grant date fair value of the warrants, as calculated based on these assumptions, was $0.91 per share.

During 2017 and 2016, the Company had the following warrant activity:

	Common Stock Warrants	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	250,000		$0.91
Granted	—		—
Exercised	—		—
Expired or forfeited	—		—
Outstanding at December 31, 2015	250,000		$0.91
Granted	—		—
Exercised	—		—
Expired or forfeited	—		—
Outstanding at December 31, 2016	250,000		$0.91
Granted	790,000		1.13
Exercised	—		—
Expired or forfeited	—		—
Outstanding at December 31, 2017	1,040,000		$1.13
Vested at December 31, 2017	1,040,000	$

As of December 31, 2017, the price per share exceeded the exercise price per share of our common shares, resulting in an aggregate intrinsic value of $895,860  of the outstanding warrants.

Options

On January 22, 2018, the Company awarded Mr. Keber an option to purchase   three hundred thousand (300,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share valued at $273,900. The options are effective January 22, 2018 and terminate on November 19, 2019.

Note 11. Income Taxes

The Tax Cuts and Jobs Act (the Tax Legislation) in the United States enacted on December 22, 2017 significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% effective January 1, 2018, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted us in fiscal 2018, including the change in the corporate income tax rate, while other provisions will be effective starting at the beginning of fiscal 2019. Accordingly, our federal statutory income tax rate for fiscal 2018 reflected a blended rate of approximately 21%.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes   for the years ended December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Tax benefit at the US statutory rate of 34%	$506,081	$205,253
State income tax benefit	68,916	27,951
Non-deductible expenses including non-deductible pre-merger losses	—	—
Change in valuation allowance	(574,997)	(233,204)
Total income tax benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2017	December 31, 2016
Net operating loss carryforwards	$1,354,949	$1,141,773
Beneficial conversion feature accumulated amortization	13,791	13,791
Allowance for Doubtful Accounts	7,855	13,727
Valuation allowance	(1,376,595)	(1,169,291)
Total deferred tax assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2017 and 2016. Federal and state operating loss carry forwards of $1,354,949 and $1,141,773 as of December 31, 2017 and 2016, respectively, begin expiring on 2034. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

No shares of preferred stock were issued and outstanding during the year ended December 31, 2017 and 2016.

Common Stock

The American Cannabis Company, Inc. is authorized to issue 100,000,000 shares of common stock at $0.00001   par value. As of December 31, 2017, and 2016, the Company had 51,434,050 and 49,847,593, shares issued and outstanding, respectively.

On January 4, 2017, the Company issued a total of 430,227 shares of restricted common stock to 9 employees and consultants pursuant to consulting contracts and the Company’s 2015 Employee Incentive Plan.

On January 10, 2017, pursuant to the amended and restated Investment Agreement with Tangiers, the Company sold 588,841 shares of registered common stock to Tangiers in exchange for $414,538.

On February 22, 2017, pursuant to the amended   and restated Investment Agreement with Tangiers, the Company sold 320,549 registered common shares to Tangiers in exchange for $188,146.

On June 12, 2017, pursuant to a written agreement, the Company issued 8,955 common shares to Jesus Quintero.

On August 31, 2017, pursuant to a written agreement, the Company issued Anthony Baroud 100,000 shares of common stock and a warrant to purchase up to 50,000 shares valued at $0.76 per share, expiring on March 1, 2018.

On January 22, 2018, pursuant to a written agreement with Vincent “Tripp” Keber, the Company issued Mr. Keber an option to purchase 300,000 shares of common stock for a price of $0.63 per share. The option expires on November 19, 2019.

Note 13. Subsequent Events

Effective January 18, 2018, Mr. Vincent “Tripp” Keber, III resigned as a director. On March 13, 2018, the Company’s Board of Directors appointed Tad Mailander as a director.

On April 24, 2018, the Company terminated the engagement of its Chief Financial Officer, J. Michael Tuohey. On April 24, 2018, the Registrant appointed R. Leslie Hymers, III as its Chief Financial Officer.

On June 18, 2018, R. Leslie Hymers, III, the Company’s Chief Financial Officer resigned his position. Concurrently, the Company engaged Michael Schwanbeck as the Company’s Chief Financial Officer.

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

As of December 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2017.

Name	Principal Occupation	Age	Director Since
Corey Hollister(1)	Chairman of the Board, American Cannabis Company, Inc.	42	2014
Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	41	2014
Vincent “Tripp” Keber(2)	Chief Executive Officer, Dixie Brands, Inc.	49	2014
Terry Buffalo(3)	Director, Principal Executive Officer	53	2017
Tad Mailander(4)	Director, Principal, Mailander Law Office, Inc.	62	2018

Corey Hollister served as a director from May 2014 until May 30, 2017. In March 2013, Mr. Hollister co-founded American Cannabis Company, Inc. (“ACC”), and from March 2013 to May 2014, Mr. Hollister served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Hollister co-owned and was director of Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center. From October 2007 to September 2009, Mr. Hollister owned and operated Built-to-Last Fitness, a private health and wellness company focused on exercise and nutritional guidance for individuals, companies and schools. Prior to this, Mr. Hollister was based in Boston, MA and worked in Marketing and Advertising.

Ellis Smith from June 2014 to the present; Ellis Smith has served as our Chief Development Officer and as a director since September 2014. In March 2013, Mr. Smith co-founded ACC, and from March 2013 to May 2014, Mr. Smith served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Smith co-owned Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado-based Medical Marijuana Center, where he was responsible for managing the operations and protocols supporting the growth and production of medical marijuana. From 2008 to 2010, Mr. Smith founded and operated The Happy Camper Organics Inc., a medical marijuana company focused on the growth of wholesale cannabis for sale to medical marijuana businesses. From 2005 to 2010, Mr. Smith founded and operated Bluebird Productions, a video production company. Mr. Smith has been published and recognized for his horticultural experience and organic gardening in the cannabis industry, and he is known for assisting in identifying the Hemp Russet Mite and working with SKUNK magazine to educate the industry. Our Board believes Mr. Smith’s qualifications to serve as an executive of the Company and as a member of our Board include his past success in founding and operating businesses, his unique experience in horticultural and organic gardening, and his recognized qualifications in the emerging medical cannabis markets.

Vincent “Tripp” Keber served as a member of our board of directors from November 2014 until January 18, 2018. Mr. Keber is a co-founder and Chief Executive Officer of Dixie Elixirs & Edibles, a Colorado licensed medical marijuana infused products manufacturer. He is a founding director of the National Cannabis Industry Association, and, since 2013, has served as a director of the Marijuana Policy Project. He is also an advisory board member of the Medical Marijuana Industry Group in Colorado. In his current role as CEO of Dixie, Mr. Keber is responsible for the overall strategy, licensing, marketing, branding and expansion efforts related to the Dixie brand, both domestically and internationally. Mr. Keber has been featured on CBS’s 60 Minutes and CNBC. Since June 2014, Mr. Keber has also served as a Director of MassRoots, Inc. Prior to joining Dixie, Mr. Keber served as Chief Operating Officer for Bella Terra Resort Development Company, and EVP of Business Development for Sagebrush Realty Development. Mr. Keber has a Bachelor of Science in Political Science from Villanova University. Mr. Keber is involved in several charitable organizations located within the Aspen and Denver communities, and assists in the research and development of cannabis support for veterans suffering from post-traumatic stress disorder.

Terry Buffalo from June 1, 2017 to present; Mr. Buffalo is an executive in the financial services industry, with extensive experience including managing a hybrid FINRA broker-dealer and Registered Investment Advisor firm. Mr. Buffalo is regarded as an expert in these fields with publications in Financial Advisor Magazine and NAIFA’s Advisor Today, as well as being a featured interview in Boomer Market Advisor. Prior to founding Buffalo Financial Solutions, Mr. Buffalo was the Chief Executive Officer of a regional broker dealer for over 10 years, where he took an underperforming firm and revamped the business model from a corporate to an independent structure, with an emphasis on attracting brokers with established clienteles. While there, the firm consistently produced net profits of 7%, compared to industry average among peers that ranged between negative to 1.5%, while expanding the firm’s overall assets from $400 million to over $2 billion.

Tad Mailander is an attorney licensed to practice before all of the Courts in the State of California. Mr. Mailander has been in practice since 1991 and is a member of the State Bar of California, the bars of the United States District Court for the Southern District of California, and the United States Court of Appeal for the Ninth Circuit.

(1) Effective May 30, 2017, Corey Hollister resigned his position as Director of the Company and Co-Chairman of the Board of Directors.

(2) Effective January 18, 2018, Vincent “Tripp” Keber resigned his position as Director of the Company.

(3) Effective June 1, 2017, the Company’s Board of Directors appointed Mr. Terry Buffalo as a Director of the Company.

(4) Effective March 13, 2018, the Company’s Board of Directors appointed Mr. Tad Mailander as a Director of the Company.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2017.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo	Principal Executive Officer	53	2016
Ellis Smith	Chief Development Officer	41	2014
J. Michael Tuohey[1]	Chief Financial Officer	55	2016
R. Leslie Hymers, III[2]	Chief Financial Officer	35	2018
Michael Schwanbeck[3]	Chief Financial Officer	26	2018

Ellis Smith’s biographical summary is included under “Our Board of Directors.”

Terry Buffalo’s biographical summary is included under “Our Board of Directors.”

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

R. Leslie Hymers, III, Chief Financial Officer, is a licensed CPA in the state of California. During his career as a tax professional at Ernst & Young, LLP, Mr. Hymers provided tax services to several prominent entertainment and real estate companies. His extensive experience with Entertainment and Private Equity industries together with his prolonged involvement with public companies in different roles makes him a key asset to the Registrant. Mr. Hymers currently serves as a director and Chief Financial Officer of Marijuana Company of America, Inc. (OTC: MCOA) and also previously served as the CFO of Global Hemp Group (OTC: GBHPF). Mr. Hymers is the Managing Partner of Pinnacle Tax Services, LLC, and holds a Master of Science in Taxation degree and a Bachelor's of Science degree in Accountancy from California State University, Northridge. He is the founding managing editor of the University's: "Tax Development Journal." Mr. Hymers is one of nine professionals appointed to a newly formed Cannabis Advisory Taxation Taskforce (CATT) to help the California state legislature develop and enhance new cannabis tax laws and regulations.

Michael Schwanbeck, Chief Financial Officer, worked as a tax professional preparing and managing income tax returns for corporations, s-corps, partnerships, and individuals. Mr. Schwanbeck also has experience in auditing business organizations, and managing business taxes including sales tax, payroll tax, and property tax returns. Mr. Schwanbeck graduated from the University of Minnesota Duluth in December of 2014 with a bachelor’s degree in Accountancy and a minor in Mathematics. Mr. Schwanbeck was certified as a college business and math tutor though the College Reading & Learning Association. Mr. Schwanbeck is pending issuance of his certified public accountancy license in Colorado.

(1) On April 24, 2018, the Company terminated Mr. Tuohey’s engagement as Chief Financial Officer.

(2) On April 24, 2018, the Company engaged R. Leslie Hymers, III as Chief Financial Officer.

(3) On June 18, 2018, Mr. Hymers resigned as Chief Financial Officer and the Company engaged Michael Schwanbeck as Chief Financial Officer.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2017 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2017.

					Non-Equity
				Stock	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Corey Hollister, Principal Executive	2017	30,115	1,116	―	―	―	31,231
Officer(1)	2016	87,000	―	―	―	―	85,846
	2015	84,346	1,500	―	―	―	75,513

J. Michael Tuohey, Chief Financial	2017	66,000	―	―	―	―	66,000
Officer(4)	2016	34,250	―	―	―	―	34,250
	2015	―	―	―	―	―	―

Ellis Smith, Chief Development	2017	85,000	23,732	―	―	12,030	120,762
Officer	2016	86,949	―				86,949
	2015	79,808	1,500
				―	―	―	81,308

Terry Buffalo, Principal Executive	2017	80,000	7,522		―	―	87,522
Officer(5)	2016	62,152	―	3,330	―	―	65,452
	2015	―	―	1,590	―	―	1,590

(1)	Mr. Hollister resigned as our Principal Executive Officer effective January 1, 2017.

(2)	Mr. Buffalo was our Chief Operations Officer during 2016. Effective January 1, 2017, Mr. Buffalo was appointed our Principal Executive Officer.

(3)	Mr. Tuohey was appointed our Chief Financial Officer on November 28, 2016.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2017

As of December 31, 2017, we had not granted any stock-based compensation awards to any of our named executive officers.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2017 by each individual who served as a non-employee director at any time during the fiscal year:

2017 DIRECTOR COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2017 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Corey Hollister	11,864,654	23.067%
Ellis Smith	11,816,741	22.974%
Terry Buffalo	230,000	0.4471%
J. Michael Tuohey	―	―
Vincent “Tripp” Keber, III	―	―
Tad Mailander	―	―
-
All executive officers and directors as a group (6 persons)	23,911,395	46.489%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 51,434,050 shares of common stock outstanding as of December 31, 2017, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	250,000	$0.63	—
	300,000	$0.63	—
Total	550,000	$0.63	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2017 by Malone Bailey, LLP, and L&L, CPAs:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Audit fees(1)	39,000	30,000
Audit-related fees(2)	―	―
Tax fees(3)	―	5,000
All other fees(4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Malone Bailey, LLP and L&L, CPAs in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Date: December 26, 2018	AMERICAN CANNABIS COMPANY, INC.

	By:	/s/Terry Buffalo
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

Signature	Title	Date

/S/ Terry Buffalo	Principal Executive Officer and Director	December 26, 2018
Terry Buffalo

/S/ Michael Schwanbeck	Principal Financial Officer	December 26, 2018
Michael Schwanbeck

/S/ Ellis Smith	Chief Development Officer and Director	December 26, 2018
Ellis Smith

/S/ Tad Mailander	Director	December 26, 2018
Tad Mailander