Form 10-K/A
period 2017-12-31
American Cannabis Company, Inc.
filed 2018-12-27
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

American Cannabis Company, Inc (the “Company”) is filing this Amendment to its annual filing Form 10-K ( File number 000-26108) solely to file the XBRL previous filing on December 26, 2018 . This Amendment does not modify any part of the Form 10-K filing that has already been submitted.

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

Date: December 27, 2018	AMERICAN CANNABIS COMPANY, INC.

	By:	/s/Terry Buffalo
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

Signature	Title	Date

/S/ Terry Buffalo	Principal Executive Officer and Director	December 27, 2018
Terry Buffalo

/S/ Michael Schwanbeck	Principal Financial Officer	December 27, 2018
Michael Schwanbeck

/S/ Ellis Smith	Chief Development Officer and Director	December 27, 2018
Ellis Smith

/S/ Tad Mailander	Director	December 27, 2018
Tad Mailander

4