Form 10-Q
period 2018-03-31
American Cannabis Company, Inc.
filed 2019-02-13
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

On February 12, 2019, 51,952,772 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Equivalents	$1,363,816	$1,648,087
Accounts Receivable, Net	181,525	146,804
Inventory	83,690	35,757
Prepaid Expenses and Other Current Assets	35,478	11,326
Total Current Assets	1,664,509	1,841,974

Property and Equipment - Net	10,742	11,782
Deposits	4,500	4,500
TOTAL ASSETS	$1,679,751	$1,858,256

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	17,545	28,002
Accounts Payable, related party	—	—
Advances from Clients	96,412	100,587
Warrant Liability		895,860
Accrued and Other Current Liabilities	59,663	52,352
Total Current Liabilities	173,620	1,076,801

Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and 2017, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,434,050 and 49,847,593 shares issued and outstanding at March 31, 2018 and 2017, respectively	514	514
Additional paid-in capital	7,900,223	7,004,363
Accumulated deficit	(6,394,606)	(6,223,422)
Total Shareholder's Equity	1,506,131	781,455

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,679,751	$1,858,256

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues
Consulting Services	$85,602	$573,297
Product & Equipment	193,808	43,861
Total Revenues	279,410	617,158

Cost of Revenues
Cost of Consulting Services	57,061	61,825
Cost of Products and Equipment	87,010	85,059
Total Cost of Revenues	144,071	146,884

Gross Profit	135,339	470,274

Operating Expenses
General and Administrative	231,245	311,126
Investor Relations	5,929	5,195
Selling and Marketing	55,368	38,235
Research and Development	590	468
Total Operating Expenses	293,132	355,024

Income (Loss) from Operations	(157,793)	115,250

Other Income (expense)
Gain (loss) on debt extinguishment	—	—
Interest Income (expense)	35	8,629
Change in Derivative Liability	—	—
Stock Based Compensation (expense)	—	(299,000)
Bad Debt (expense)	(16,432)	(30,879)
Settlement (expense)	—	—
Warrant (expense)	—	—
Other Income	3,006	—
Total other income (expense)	(13,391)	(321,250)

Net Income (Loss) before taxes	(171,184)	(206,000)
Income Tax Expense (benefit)	—	—

NET INCOME (LOSS)	$(171,184)	$(206,000)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	51,336,522	51,063,412

*Denotes a loss of less than ($0.01)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 [UNAUDITED]

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(171,184)	$(206,000)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	16,432	30,879
Depreciation	1,040	1,105
Amortization of discount on convertible notes payable	—	—
Interest Converted to Common Stock	—	—
Change in Value of Derivative Liability	—	—
Stock-based compensation to employees	—	299,000
Stock-based compensation to service providers	—	—
Loss on Disposal of Property and Equipment	—	227
Consulting Services in Exchange for Joint Venture Investments		(55,000)
Loss on debt extinguishment	—
Changes in operating assets and liabilities:
Accounts receivable	(51,154)	16,257
Deposits	—
Inventory	(47,933)	13,712
Prepaid expenses and other current assets	(24,151)	(9,791)
Advances from Clients	(4,175)	212,403
Accrued and other current liabilities	7,311	24,496
Accounts Payable	(10,456)	(3,480)
Accounts Payable, Related Party	—	(14,325)
Net Cash provided by (used in) Operating Activities	(284,271)	309,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	—
Net cash used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	602,687
Net cash Provided by Financing Activities	—	602,687

NET INCREASE (DECREASE) IN CASH	(284,271)	912,170

CASH AT BEGINNING OF PERIOD	1,648,087	751,038

CASH AT END OF PERIOD	$1,363,816	$1,663,208

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common stock issued for debt converted in prior year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE PERIODS ENDED MARCH 31, 2018 AND YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	44,808,731	$448	$4,268,708	$(4,131,266)	$137,890
Shares issued for services	195,260	2	13,966	—	13,968
Shares issued for Cash	2,370,039	23	858,224	—	858,247
Stock-based compensation granted to employees	152,500	2	16,238	—	16,240
Recension and cancellation of common shares	2,321,063	23	232,248	—	232,271
Net loss	—	—	—	(603,682)	(603,682)
Balance, December 31, 2016	49,847,593.00	$498.00	$5,389,384	$(4,734,948)	$654,934
APIC Cashless Warrants	—	—	228,250	—	228,250
Shares issued for PY conversion of debt and interest	237,885	2	(2)	—	—
Shares issued for Cash	909,390	9	602,684	—	602,693
Shares issued for services	430,227	4	391,698	—	391,702
Shares issued for legal settlement	8,955	1	5,999	—	6,000
Shares return to treasury on settlement	(100,000)	(1)	1	—	—
					—
Shares issued on settlement	100,000	1	112,449	—	112,450
Options issued for Settlement			273,900		273,900
Net (Loss)	—	—	—	(1,488,474)	(1,488,474)
Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services					—
APIC Cashless Warrants					—
warrants to			895,860		895,860
Stock-based compensation granted to employees					—
Shares issued for cash					—
Shares issued for settlements					—
Options issued for Settlements					—
Net (Loss)	—	—	—	(171,184)	(171,184)
Balance, March 31, 2018	51,434,050	$514	$7,900,223	$(6,394,606)	$1,506,131

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018
(Unaudited)

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, designs industry specific products and facilities, and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTC Pink Tier under the symbol “AMMJ”.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company has elected a fiscal year ending on December 31. Certain balance sheet reclassifications have been made to prior period balances to reflect the current period’s presentation format; such reclassifications had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows and had no material impact on the Company’s consolidated balance sheets.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following: those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other longlived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation SX. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or writeoffs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2018, and December 31, 2017, the Company’s allowance for doubtful accounts was $38,013 and $21,581, respectively. The Company recorded bad debt expense during the three months ended March 31, 2018 of $16,432 and $30,879 during the three months ended March 31, 2017.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of March 31, 2018, and December 31, 2017, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2018, three customers individually accounted for $158,765.82 of the Company’s total revenues; these customers accounted for approximately 56.82% of the Company’s total revenues for the period. For the three months ended March 31, 2017, three customers individually accounted for $487,075 of the Company’s total revenues and, in the aggregate, the comprised 78% of the Company’s revenues, for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straightline method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with inprogress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of LongLived Assets.” The Company did not capitalize any interest as of March 31, 2018.

Accounting for the Impairment of LongLived Assets

The Company evaluates longlived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For longlived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to longlived assets as of March 31, 2018 or December 31, 2017.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2017, sales returns were $36,249 comprised of a cancelled contract and product returns and replacement. In comparison, March 31, 2018 had sales returns of $0.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the quarter ended March 31, 2018, and December 31, 2017, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2018 and March 31, 2017, these costs were $55,368 and $38,235, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straightline basis over the requisite vesting period of the award. During the three months ended March 31, 2018 and March 31, 2017, the Company had employee stock based compensation expense of $0 and $299,000, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the BlackScholes valuation model. During the three months ended March 31, 2018 and March 31, 2017, there was no compensation expense for warrants or stock options.

Income Taxes

The Company’s corporate status changed from an SCorporation, which it had been since inception, to a CCorporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, SCorporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the SCorporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended March 31, 2018. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2018, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2018, and December 31, 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 8 for our related party disclosures.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10– 15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Net Income (Loss) Per Common Share

The Company reports net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

Due to the Company’s net losses for the three months ended March 31, 2018, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Gross accounts receivable	$219,538	$168,385
Less: allowance for doubtful accounts	(38,013)	(21,581)
Accounts receivable, net	$181,525	$146,804

The Company had bad debt expense during the three months ended March 31, 2018 of $16,432.

Note 4. Inventory

Inventory as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Raw materials	$—	$
Work in progress	—	—
Finished goods	83,690	35,757
Total	$83,690	$35,757

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Office equipment	$8,482	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,336	7,336
Property and equipment, gross	23,058	23,058
Less: accumulated depreciation	(12,316)	(11,276)
Property and equipment, net	$10,742	$11,782

Note 6. Other Assets

Other assets were comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Deposits	$4,500	$4,500
Joint venture investments	—	—
Other assets	$4,500	$4,500

Deposits as of March 31, 2018 and December 31, 2017 reflect down payments made to vendors and service providers.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Accrued payroll liabilities	1,722	8,323
Insurance Payable	3,555	6,417
Other accruals	54,386	37,612
Accrued and other current liabilities	$59,663	$52,352

Note 8. Related Party Transactions

During the three months ended March 31, 2018, the Company paid $10,000 to Prince & Tuohey CPA, Ltd., a company in which J. Michael Tuohey, the Company’s Chief Financial Officer, is an owner.

Note 9. Stockbased Compensation

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equitybased incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent.

There were no restricted securities unvested at the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company granted 0 and 430,227 restricted shares respectively, and total stock based compensation expense for restricted shares was $0 and $299,000 for the three months ended March 31, 2018 and 2017, respectively.

Warrants

As of March 31, 2018, and December 31, 2017, the Company issued fully vested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended March 31, 2018; consequently, no stock based compensation expense associated with warrants was recorded during the three months ended March 31, 2018.

As of March 31, 2018, and December 31, 2017, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of March 31, 2018, and December 31, 2017, the warrants had 1.9 and 3.2 years remaining until expiration, respectively.

As of December 31, 2017, the Company issued cashless warrants to employees to purchase an aggregate of 915,800 shares. The warrants exercisable within three (3) years of the date of issuance, expiring February 23, 2021. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.87 per share. As of March 31, 2018, and December 31, 2017, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As of the quarter ended March 31, 2018, no options have been issued.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended March 31, 2018, no common stock was issued.

Note 10. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months ended March 31, 2018, and 2017 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share. As of the quarter ended March 31, 2018, 51,434,050 shares of common stock were issued and outstanding.

No shares were issued during the three month period ended March 31, 2018.

Note 11. Subsequent Events

Except as discussed below, we have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if there were any reportable subsequent events. Management has determined that there were the following reportable subsequent events to be disclosed:

On May 17, 2018, the Company issued 6,060 common shares to Av Singh for services rendered.

On May 17, 2018, the Company issued 2,500 common shares to Randy Fleming for services rendered.

On May 17, 2018, the Company issued 17,954 common shares to Gayle Barr for services rendered.

On May 17, 2018, the Company issued 2,500 common shares to Pamela Staley for services rendered.

On August 16, 2018, the Company dismissed its principal accountant Malone Bailey.

On August 21, 2018, the Company’s Chief Financial Officer, R. Leslie Hymers, III, resigned his position. On August 21, 2018, the Company appointed Michael Schwanbeck its Chief Financial Officer.

On September 10, 2018, the Company issued 50,000 common shares to R. Leslie Hymers, III, based on contract.

On August 22, 2018, the Company engaged L&L CPAs as its principal accountant to audit the Company’s financial statements.

On October 2, 2018, the Company entered into a consulting agreement with Redbud Growers, Inc., an Oklahoma corporation. Redbud is a licensed cannabis operator in the State of Oklahoma. The Company agreed to provide discounted consulting services in exchange for a non-dilutive 15% equity position in Redbud, and a 5% royalty payable to the Company to recover its total consulting costs $302,750.

On October 4, 2018, the Company entered into a consulting agreement with Pharm + House, Inc., an Oklahoma corporation. Pharm + House is a licensed cannabis operator in the State of Oklahoma. The Company agreed to provide discounted consulting services in exchange for a non-dilutive 25% equity position in Pharm + House.

On October 4, 2018, the Company entered into a consulting agreement with Beyond Honey Oil Farms, LLC, an Oklahoma limited liability company. Beyond Honey Oil is a licensed cannabis operator in the State of Oklahoma. The Company agreed to provide discounted consulting services in exchange for a non-dilutive 10% equity position in Beyond Honey Oil Farms, LLC.

On January 16, 2019, the Company issued 39,708 common shares to Gayle Barr for services rendered.

On January 16, 2019, the Company issued 400,000 shares of common stock to the Terry L. Buffalo Revocable Living Trust for conversion of a cashless warrant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forwardlooking statements that are subject to a number of risks and uncertainties. From time to time we may make other forwardlooking statements. Investors are cautioned that such forwardlooking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Background

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fullyintegrated business model that features endtoend solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, manufactures proprietary industry solutions including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High Density Cultivation System.™ The Company also sells 3rd party industryspecific products and manages a strategic group partnership that offers both exclusive and non exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTC Markets Pink Tier under the symbol “AMMJ”.

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

Results of Operations

For the three months ended March 31, 2018 compared to three months ended March 31, 2017.

The following table presents our consolidated operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Three Months
	Ended March 31,	% of	Ended March 31,	% of
	2018	Revenues	2017	Revenues
Revenues
Consulting Services	85,602	30.6	573,297	92.9
Product & Equipment	193,808	69.4	43,861	7.1
Total Revenues	279,410	100.0	617,158	100.0

Cost of Revenues
Cost of Consulting Services	57,061	20.4	61,825	10.0
Cost of Products and Equipment	87,010	31.1	85,059	13.8
Total Cost of Revenues	144,071	51.6	146,884	23.8

Gross Profit	135,339	48.4	470,274	76.2

Operating Expenses
General and Administrative	231,245	82.8	311,126	50.4
Investor Relations	5,929	2.1	5,195	0.9
Selling and Marketing	55,368	19.8	38,235	6.2
Research and Development	590	0.2	468	0.0
Total Operating Expenses	293,132	104.9	355,024	57.5

Income (Loss) from Operations	(157,793)	(56.5)	115,250	18.7

Other Income (expense)
Gain (loss) on debt extinguishment	—	0.0	—	0.0
Interest Income (expense)	35	0.0	8,629	1.4
Change in Derivative Liability	—	0.0	—	0.0
Stock Based Compensation (expense)	—	0.0	(299,000)	(48.4)
Bad Debt (expense)	(16,432)	(5.9)	(30,879)	(5.0)
Settlement (expense)	—	0.0	—	0.0
Warrant (expense)	—	0.0	—	0.0
Other Income	3,006	1.1	—	0.0
Total other income (expense)	(13,391)	(4.8)	(321,250)	(52.1)

Net Income (Loss) before taxes	(171,184)	(61.3)	(206,000)	(33.4)
Income Tax Expense (benefit)	—	0.0	—	0.0

NET INCOME (LOSS)	$(171,184)	(61.3)	$(206,000)	(33.4)

Revenues

Total revenues were $279,410 for the three months ended March 31, 2018 as compared to $617,158 for the three months ended March 31, 2017, a decrease of $337,748. Consulting service revenues were $85,602 or 30.6% of total revenues for the three months ended March 31, 2018, versus $573,297 or 92.9% of total revenues for the three months ended March 31, 2017. Our product and equipment revenues as amounts for the three months ended March 31, 2018 were $193,808 or 69.4% of total revenues, versus $43,861 or 7.1% of total revenues for three months ended March 31, 2017. The increase in equipment revenue was attributed to increased client orders with the company experiencing spikes in product revenues during facility design and buildouts. The company was not performing any facility buildouts for the three months ended March 31, 2018, while two facility buildouts were inprogress during the three months ended March 31, 2017.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended March 31, 2018, our total costs of revenues were $144,071, or 51.6% of total revenues. This compares to total costs of revenues for the three months ended March 31, 2017 of $146,884 or 23.8% of total revenues. For the three months ended March 31, 2018, consulting related costs were $57,061, or 20.4% of total revenue, as compared to costs of $61,825, or 10% of revenue for the three months ended March 31, 2017. Costs associated with products and equipment were $87,010, or 31.1% of total revenue for the three months ended March 31, 2018 as compared to $85,059, or 13.8% of total revenue for the three months ended March 31, 2017. As a percentage of revenues, the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during design and facility buildouts. The company was not performing any design and facility buildouts for the three months ended March 31, 2018, while two facility buildouts were inprogress during the three months ended March 31, 2017.

Gross Profit

Total gross profit was $135,339 for the three months ended March 31, 2018, comprised of consulting services gross profit of $28,541 and products and equipment gross profit of $106,798. This compares to total gross profit of $470,274 for the three months ended March 31, 2017, comprised of consulting services gross profit of $511,472 and products and equipment gross loss of $41,198. The decrease of $482,931 for consulting services gross profit was due to a decrease in our client base and volume of operations. The increase in products and equipment gross profit was due to the Company expanding its product sales to existing clients during the period. As a percentage of total revenues, gross profit was 48.4% for the three months ended March 31, 2018 as compared to 76.2% for the three months ended March 31, 2017.

Operating Expenses

Total operating expenses were $293,132, or 104.9% of total revenues for the three months ended March 31, 2018, compared to $355,024, or 57.5% of total revenues for the three months ended March 31, 2017. This decrease was primarily due to a reduction in general and administrative expenses and reduced labor allocations transferred out of general and administrative expenses to direct project costs (cost of revenues) for the three months ended March 31, 2018 as compared to March 31, 2017.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018 was expense of $(13,391) as compared with expense of $(321,250) for the three months ended March 31, 2017.

Net Income (Loss)

As a result of the factors discussed above, net (loss) for the three months ended March 31, 2018 was $(171,184) or (61.3) % of total revenues for the period, as compared to $(206,000), or (33.4) % of total revenues for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,363,816 and accounts receivable of $181,525. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $284,271, consisting of decreases in accounts payable of $10,456, and $24,151 due to payment of prepaid expenses, inventory and accounts payable. Net cash provided by operating activities for the three months ended March 31, 2017 was $309,483 consisting of a loss of $206,000, decreases in accounts payable of $3,480 due to inventory and product purchases, and an increase in advances from clients of $212,403, which related to recognition of revenues from advances received during 2017 and inventory of $13,712 based on product purchases.

Investing Activities

For the three months ended March 31, 2018 and 2017, investing activities were a use of cash of $0 and $0 respectively.

Financing Activities

For the three months ended March 31, 2018 and 2017, the net cash from financing activities was $0 and $602,687 respectively.

Off Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NonGAAP Financial Measures

We use Adjusted EBITA, a nonGAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stockbased compensation and certain nonrecurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income (loss) to Adjusted EBITDA is provided below.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	(171,184)	(206,000)
Stock-based compensation to employees	—	299,000
Depreciation Expense	1,040	—
Stock-based compensation to service providers	—	—
Interest expense, net	51	—
Adjusted EBITA	$(170,093)	$93,000

ITEM	3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM	4. CONTROLS AND PROCEDURES

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation SK.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of March 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an ongoing basis.

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

None.

ITEM	1A. RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine months ended March 31, 2018 or 2017.

ITEM	5. OTHER INFORMATION

None.

ITEM	6. EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2	Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation ST, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Cannabis Company, Inc.

Date: February 12, 2019

By: /s/

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: February 12, 2019

By: /s/

Michael Schwanbeck, Chief Financial Officer

(Principal Financial Officer)

