Form 10-Q/A
period 2018-03-31
American Cannabis Company, Inc.
filed 2019-02-13
CIK 945617

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

American Cannabis Company, Inc.

Date: February 13, 2019

By: /s/ Terry Buffalo

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: February 13, 2019

By: /s/ Michael Schwanbeck

Michael Schwanbeck, Chief Financial Officer

(Principal Financial Officer)

