Form 10-Q
period 2018-09-30
American Cannabis Company, Inc.
filed 2019-02-13
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

On February 12, 2019, 51,952,772 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS [UNAUDITED]

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Equivalents	$1,243,886	$1,648,087
Accounts Receivable, Net	109,684	146,804
Deposits	4,500	4,500
Inventory	41,757	35,757
Prepaid Expenses and Other Current Assets	10,637	11,326
Total Current Assets	1,410,464	1,846,474
Property and Equipment - Net	8,900	11,782
TOTAL ASSETS	$1,419,364	$1,858,256
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	66,373	28,002
Advances from Clients	106,412	100,587
Warrant Liability	—	895,860
Accrued and Other Current Liabilities	74,623	52,352
Total Current Liabilities	247,408	1,076,801
Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,513,064 and 51,434,050 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	514	514
Additional paid-in capital	7,973,965	7,004,363
Accumulated deficit	(6,802,523)	(6,223,422)
Total Shareholder's Equity	1,171,956	781,455
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,419,364	$1,858,256

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2018	2017	2018	2017
Revenues
Consulting Services	$89,500	$916,676	$272,192	$2,331,735
Product & Equipment	224,136	73,637	499,110	228,516
Total Revenues	313,636	990,313	$771,302	2,560,251

Cost of Revenues
Cost of Consulting Services	23,699	124,677	105,471	273,753
Cost of Products and Equipment	141,404	38,824	282,243	170,029
Total Cost of Revenues	165,103	163,501	$387,714	443,782

Gross Profit	148,533	826,812	$383,588	2,116,469

Operating Expenses
General and Administrative	224,785	252,966	655,824	857,903
Investor Relations	4,140	10,381	14,964	27,371
Selling and Marketing	75,826	72,115	202,905	149,419
Research and Development	—	63,685	590	7,048
Total Operating Expenses	304,751	399,147	$874,283	1,099,058

Income (Loss) from Operations	(156,218)	427,665	$(490,695)	1,017,411

Other Income (expense)
Gain (loss) on debt extinguishment	—	—	—	—
Interest (expense)	88	156	209	9,325
Change in Derivative Liability	—	—	—	—
Stock Based Compensation (expense)	(48,500)	—	(73,742)	(401,809)
Bad Debt (expense)	(1,529)	—	(21,514)	(73,280)
Settlement (expense)	—	(110,000)	—	(110,000)
Warrant (expense)	—	—	—	—
Other Income	3,000	—	6,641	—
Total other income (expense)	(46,941)	(109,844)	$(88,406)	(575,764)

Net Income (Loss) before taxes	(203,159)	317,821	$(579,101)	441,647
Income Tax Expense (benefit)	—	—	$—	—

NET INCOME (LOSS)	$(203,159)	$317,821	$(579,101)	$441,647

Basic and diluted net loss per common share	$(0.00)*	$0.01	$(0.01)	$0.01

Basic and diluted weighted average common shares outstanding	51,465,188	51,434,050	$51,465,188	51,434,050

*Denotes a loss of less than ($0.01)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30 AND YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	44,808,731	$448	$4,268,708	$(4,131,266)	$137,890
Shares issued for services	195,260	2	13,966	—	13,968
Shares issued for Cash	2,370,039	23	858,224	—	858,247
Stock-based compensation granted to employees	152,500	2	16,238	—	16,240
Recension and cancellation of common shares	2,321,063	23	232,248	—	232,271
Net loss	—	—	—	(603,682)	(603,682)
Balance, December 31, 2016	49,847,593.00	$498.00	$5,389,384	$(4,734,948)	$654,934
APIC Cashless Warrants	—	—	228,250	—	228,250
Shares issued for PY conversion of debt and interest	237,885	2	(2)	—	—
Shares issued for Cash	909,390	9	602,684	—	602,693
Shares issued for services	430,227	4	391,698	—	391,702
Shares issued for legal settlement	8,955	1	5,999	—	6,000
Shares return to treasury on settlement	(100,000)	(1)	1	—	—
					—
Shares issued on settlement	100,000	1	112,449	—	112,450
Options issued for Settlement			273,900		273,900
Net (Loss)	—	—	—	(1,488,474)	(1,488,474)
Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services	29,014		25,242		25,242
APIC Cashless Warrants					—
warrants to			895,860		895,860
Stock-based compensation granted to employees	50,000		48,500		48,500
Shares issued for cash					—
Shares issued for settlements					—
Options issued for Settlements					—
Net (Loss)	—	—	—	(579,101)	(579,101)
Balance, September 30, 2018	51,513,064	$514	$7,973,965	$(6,802,523)	$1,171,956

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(579,101)	$441,647
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	21,514	73,280
Depreciation	2,882	4,013
Amortization of discount on convertible notes payable	—	—
Interest Converted to Common Stock	—	—
Change in Value of Derivative Liability	—	—
Stock-based compensation to employees	48,500	401,809
Stock issued for settlement	—	110,000
Stock-based compensation to service providers	25,242	—
Loss on Disposal of Property and Equipment	—
Consulting Services in Exchange for Joint Venture Investments
Loss on debt extinguishment	—
Changes in operating assets and liabilities:
Accounts receivable	15,604	(256,406)
Deposits	—	—
Inventory	(6,000)	11,860
Prepaid expenses and other current assets	690	(4,310)
Advances from Clients	5,825	(164,388)
Accrued and other current liabilities	22,271	(44,347)
Accounts Payable	38,372	(44,640)
Accounts Payable, Related Party	—	—
Net Cash provided by (used in) Operating Activities	(404,201)	528,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,000)
Net cash used in Investing Activities	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	602,693
Net cash Provided by Financing Activities	—	602,693

NET INCREASE IN CASH	(404,201)	1,126,211

CASH AT BEGINNING OF PERIOD	1,648,087	751,038

CASH AT END OF PERIOD	$1,243,886	$1,877,249

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common stock issued for debt converted in prior year	$—	$2

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017, and THE YEAR ENDED DECEMBER 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of nine months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2018, and December 31, 2017, the Company’s allowance for doubtful accounts was $21,334 and $21,581, respectively. The Company recorded bad debt expense during the nine months ended September 30, 2018 of $21,514 and $73,280 during the nine months ended September 30, 2017.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to endcustomers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of September 30, 2018, and December 31, 2017, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the nine months ended September 30, 2018, three customers individually accounted for $248,937 of the Company’s total revenues equaling approximately 79.37% of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straightline method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with inprogress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of LongLived Assets.” The Company did not capitalize any interest as of September 30, 2018.

Accounting for the Impairment of LongLived Assets

The Company evaluates longlived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For longlived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to longlived assets as of September 30, 2018 or December 31, 2017.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended September 30, 2018 and 2017, sales returns were $51 and $36 respectively and comprised of a cancelled contract and product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the quarter ended September 30, 2018, and September 30, 2017, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended September 30, 2018 and September 30, 2017, these costs were and $75,826, and $72,115 respectively. During the nine months ended September 30, 2018 and September 30, 2017, these costs were $202,905 and $149,419 respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

StockBased Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straightline basis over the requisite vesting period of the award. During the nine months ended September 30, 2018 and September 30, 2017, the Company had stockbased compensation expense of $73,742 and $401,809, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the BlackScholes valuation model.

Income Taxes

The Company’s corporate status changed from an SCorporation, which it had been since inception, to a CCorporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, SCorporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the SCorporation’s taxable income. Accordingly, we were not subject to income taxes for the nine months ended September 30, 2018. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the nine months ended September 30, 2018, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2018, and December 31, 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Due to the Company’s net losses for the nine months ended September 30, 2018, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Gross accounts receivable	$131,018	$168,385
Less: allowance for doubtful accounts	(21,334)	(21,581)
Accounts receivable, net	$109,684	$146,804

The Company had bad debt expense during the nine months ended September 30, 2018 of $21,514.

Note 4. Inventory

Inventory as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Raw materials	$7,267	$—
Work in progress	—	—
Finished goods	34,490	35,757
Total	$41,757	$35,757

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Office equipment	$8,482	$9,275
Furniture and fixtures	7,240	10,175
Machinery and equipment	7,336	2,337
Property and equipment, gross	23,058	21,787
Less: accumulated depreciation	(14,158)	(11,276)
Property and equipment, net	$8,900	$11,782

Note 6. Other Assets

Other assets were comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Deposits	$4,500	$4,500
Joint venture investments	—	—
Other assets	$4,500	$4,500

Deposits as of September 30, 2018 and December 31, 2017 reflect down payments made to vendors and service providers.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accrued payroll liabilities	2,977	8,323
Other accruals	71,646	44,029
Accrued and other current liabilities	$74,623	$52,352

Note 8. Related Party Transactions

During the nine months ended September 30, 2018, the Company incurred $15,000 of expense payable to Prince & Tuohey CPA, Ltd., a company in which J. Michael Tuohey, the Company’s former Chief Financial Officer, is an owner. Mr. Tuohey’s engagement terminated on April 24, 2018.

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

During the nine months ended September 30, 2018 and 2017, the Company granted 50,000 and 439,182 restricted shares, and total stock based compensation expense was $48,500 and $401,809 for the nine months ended September 30, 2018 and 2017, respectively.

Warrants

As of September 30, 2018, and December 31, 2017, the Company issued fullyvested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixtynine cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the nine months ended September 30, 2018; consequently, no stockbased compensation expense associated with warrants was recorded during the nine months ended September 30, 2018.

As of September 30, 2018, and December 31, 2017, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of September 30, 2018, and December 31, 2017, the warrants had 1.2 and 1.9 years remaining until expiration, respectively. No warrants were issued or outstanding during or preceding the nine months ended September 30, 2018.

As of December 31, 2017, the Company issued cashless warrants to employees to purchase an aggregate of 915,800 shares. The warrants exercisable within nine (3) years of the date of issuance, expiring February 23, 2021. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.87 per share. As of September 30, 2018, and December 31, 2017, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

Stock Options

In addition to the warrants as described above, the Company’s independent board member shall be eligible to receive options for 400,000 shares of common stock under the Company’s incentive plan, as and when duly approved by the Board of Directors. As of the quarter ended September 30, 2018, no options have been issued.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the nine months ended September 30, 2018, 29,014 shares were issued for services, valued at $25,242.

Note 10. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the nine months ended September 30, 2018, and 2017 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share. As of September 30, 2018, 51,513,064 shares of common stock were outstanding.

On May 17, 2018, the Company issued 29,014 shares for services rendered valued at $25,242.

On September 10, 2018, the Company issued 50,000 restricted shares to an employee, valued at $48,500.

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

Results of Operations

For the three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017.

Revenues

Total revenues were $313,636 for the three months ended September 30, 2018, as compared to $990,313 for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, total revenues were $771,302 and $2,560,251 respectively. Consulting service revenues were $89,500 or 28.5% of total revenues for the three months ended September 30, 2018, versus $916,676, or 92.6% of total revenues for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, consulting services revenues were $272,192 or 35.3% of total revenues and $2,331,735 or 91.1% of total revenues. Our product and equipment revenues for the three months ended September 30, 2018 were $224,136 or 71.5% of total revenues, versus $73,637 or 7.4% of total revenues for three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, our product and equipment revenues were $499,110 and $228,516, respectively. The increase in products and equipment revenue was attributed to increased client orders with the company experiencing spikes in product revenues during facility design and buildouts. The company was not performing any facility buildouts for the nine months ended September 30, 2018, while two facility buildouts were inprogress during the nine months ended September 30, 2017.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended September 30, 2018, our total costs of revenues were $165,103, or 52.6% of total revenues. This compares to total costs of revenues for the three months ended September 30, 2017 of $163,501 or 16.5% of total revenues. For the nine months ended September 30, 2018, total costs of revenues were $387,714 as compared to $443,782 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 consulting related costs were $105,471, or 13.7% of total revenue, as compared to costs of $273,753, or 10.7% of revenue for the nine months ended September 30, 2017. Costs associated with products and equipment were $282,243, or 36.6% of total revenue for the nine months ended September 30, 2018 as compared to $170,029, or 6.6% of total revenue for the nine months ended September 30, 2017.

Gross Profit

Total gross profit for the three months ended September 30, 2018 was $148,533 comprised of consulting services gross profit of $65,801 and products and equipment gross profit of $82,732. For the three months ended September 30, 2017, our total gross profit was $826,812 comprised of consulting services gross profit of $791,999 and product and equipment gross profit of $34,813. For the nine months ended September 30, 2018 and 2017, our total gross profit was $383,588 and $2,116,469 respectively. For the nine months ended September 30, 2018 and 2017 consulting services gross profit was $166,721 and $2,057,982 respectively, and our products and equipment gross profit was $216,867 and $58,487 respectively. The $1,732,881 decrease of our total gross profit for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, was due to a reduction of our consulting services revenue which was $272,192 for the nine months ended September 30, 2018 versus $2,331,735 for the nine months ended September 30, 2017. The decrease reflects fewer states enacting legislation during the period legalizing cannabis. The increase in products and equipment gross profit was due to the Company expanding its product sales to existing clients during the period. As a percentage of total revenues, gross profit was 49.7% for the nine months ended September 30, 2018 as compared to 82.7% for the nine months ended September 30, 2017.

Operating Expenses

Total operating expenses were $304,751, or 97.2% of total revenues for the three months ended September 30, 2018, compared to $399,147, or 40.3% of total revenues for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, our total operating expenses $874,283 and $1,099,058 respectively. The decrease was primarily due to a reduction in general and administrative expenses and reduced labor allocations transferred out of general and administrative expenses to direct project costs (cost of revenues) for the nine months ended September 30, 2018 as compared to September 30, 2017.

Other Income (Expense)

Other expense for the three months ended September 30, 2018 was expense of $46,941 as compared with expense of $109,844 for the three months ended September 30, 2017. In comparison, other income for the nine months ended September 30, 2018 was an expense of $88,406 while September 30, 2017 had an expense of $575,764. The decrease was primarily due to $328,067 in stock based compensation and $110,000 in settlement expense that was incurred during the nine months ended September 30, 2017.

Net Income (Loss)

As a result of the factors discussed above, net (loss) for the nine months ended September 30, 2018 was $(579,101) or (75.1) % of total revenues for the period, as compared to net income of $441,647, or 17.3 % of total revenues for the nine months ended September 30, 2017. For the three months ended September 30, 2018 net income (loss) was $(203,159) or (64.8)% of total revenue for the period, and for September 30, 2018 there was net income of $317,821.

Liquidity and Capital Resources

As of September 30, 2018, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,243,886 and accounts receivable of $109,864. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2018 was a use of $(404,201), consisting of increases in accrued and current liability of $22,271 and accounts payable of $38,372. For the nine months ended September 30, 2017, net cash provided by operating activities is $528,518, consisting of net income $441,647.

Investing Activities

For the nine months ended September 30, 2018 and 2017, investing activities were a use of cash of $0 and ($5,000) respectively.

Financing Activities

For the nine months ended September 30, 2018 and 2017, the net cash from financing activities was $0 and $602,693 respectively.

Off Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, we did not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income (loss) to Adjusted EBDITA is provided below.

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	$(579,101)	$441,647
Stock-based compensation to service providers	73,742	401,809
Depreciation expense	2,882	4,013
Adjusted EBITA	$(502,477)	$847,469

ITEM	3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

No senior securities were issued and outstanding during the nine and nine months ended September 30, 2018 or 2017.

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

