Form 10-K
period 2018-12-31
American Cannabis Company, Inc.
filed 2019-04-15
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2018
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
5690 Logan Street, Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2018 was approximately $8,434,481.

As at December 31, 2018, and April 15, 2019, 51,513,064 and 52,002,772 shares of common stock, par value $0.00001, were issued and outstanding respectively.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets Pink Sheets Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

We are a Delaware corporation formed on September 24, 2001 with the name Naturewell, Inc., which became Brazil Interactive Media, Inc. (“BIMI”) on March 13, 2013 pursuant to a merger transaction that resulted in the Company becoming the owner of a Brazilian interactive television technology and television production company, BIMI, Inc. We became American Cannabis Company, Inc. on September 29, 2014, pursuant to an Agreement and Plan of Merger dated May 15, 2014 (the “Merger Agreement”) between the Company, Cannamerica Corp. (“Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. a wholly owned subsidiary of American Cannabis Consulting (“American Cannabis Consulting”). Pursuant to the Merger Agreement, which was consummated and became effective on September 29, 2014, Merger Sub was merged with and into American Cannabis Consulting through a reverse triangular merger transaction (the “Reverse Merger”), we changed our name to “American Cannabis Company, Inc.”, and our officers and directors in office prior to the Merger Agreement resigned and American Cannabis Consulting appointed new officers and directors to serve our Company. In concert with the Merger Agreement, we consummated a complete divestiture of BIMI, Inc. pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, we changed our stock symbol from BIMI to AMMJ.

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

As of the date of this filing, thirty-three states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”), and is illegal under federal law.

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

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA, and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

Business Overview

We primarily operate three divisions within the regulated cannabis industry: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; and, (iii) a new business consulting division called “American Hemp Services,” which offers hemp producers with consulting and professional services including business plan creation, greenhouse and farm design, license acquisition, seed sales, hemp processing, operational deployment, and crop improvement. Furthermore, the Company seeks to partner with accredited universities nationwide to further the advancement of hemp related research. We are not licensed to produce and/or sell cannabis. We do not directly sell, cultivate, manufacture, or transact cannabis.

Consulting Services

We offer consulting services for companies associated with the cannabis and hemp industries in all stages of development. Our service offerings include the following:

·	Cannabis and Hemp Business Planning. Our commercial cannabis and hemp business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise to help client businesses thrive.
·	Cannabis and Hemp Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines
·	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis and Hemp Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis and hemp production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.
·	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis and hemp laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.
·	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis and hemp industries are developing rapidly with evolving laws and regulations and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis and hemp industries while staying up-to-date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.
·	Cannabis and Hemp Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.
3

·	Cannabis and Hemp Business Monitoring. The regulated commercial cannabis and hemp industries are constantly growing and shifting, and the ongoing monitoring of a cannabis and hemp business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully-integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

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

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2018, our research and development costs were $590, as compared to $2,403 for the fiscal year ended December 31, 2017.

Significant Customers

For the year ended December 31, 2018, three customers accounted for 47.50% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 70.65% or more respectively of the Company’s total service based revenue. For the year ended December 31, 2017, three customers accounted 48.95% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 40.18% or more respectively of the Company’s total service based revenue.

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

Competition

Our competitors include professional services firms dedicated to the regulated cannabis and hemp industries, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis and hemp. We compete in markets where cannabis and hemp has been legalized and regulated, which includes various states within the United States, it’s territories and Indian Country therein and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the cannabis and hemp industries mature. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products. We believe that by being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2018, we have 6 full-time employees, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets Pink Sheet Tier under the ticker symbol “AMMJ”. As of December 31, 2018, there were 482 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2018	High	Low
Quarter ended December 31	$0.65	$0.22
Quarter ended September 30	$0.78	$0.39
Quarter ended June 30	$1.28	$0.6
Quarter ended March 31	$1.05	$0.81

2018	High	Low
Quarter ended December 31	$1.36	$0.51
Quarter ended September 30	$1.26	$0.45
Quarter ended June 30	$0.76	$0.35
Quarter ended March 31	$1.53	$0.62

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets Pink Sheet Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis and hemp industries in states and countries where cannabis and hemp is regulated and/or has been otherwise de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in these industries.

The Company was incorporated in the State of Delaware on September 24, 2001 under the name “Naturewell, Inc.” On March 13, 2013, the Company completed a merger transaction whereby it acquired Brazil Interactive Media, Inc. (“BIMI”), a Brazilian interactive television company and television production company. The Company’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc. On May 15, 2014, the Company entered into an Agreement and Plan of Merger with Cannamerica Corp. (the “Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. a wholly owned subsidiary of American Cannabis Consulting (“American Cannabis Consulting”). The merger was completed on September 29, 2014, resulting in American Cannabis Consulting being merged with and into the Merger Sub (the “Reverse Merger”). The Company subsequently amended its Articles of Incorporation to change its name to “American Cannabis Company, Inc.” Upon the closing of the Reverse Merger, all of the Company’s officers and directors appointed designee officers and directors from American Cannabis Consulting and resigned. Consistent with the Merger Agreement, the Company consummated a complete divestiture of BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, the Company changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2017:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended December 31,
	2018	2017
Revenues
Consulting services	$395,840	$2,054,484
Product and equipment	548,878	388,571
Shipping services	37,630	—
Total Revenues	982,349	2,443,055
Cost of Revenues
Cost of consulting services	121,641	463,298
Cost of products and equipment	402,206	342,522
Total Cost of Revenues	523,847	805,820
Gross Profit	458,502	1,637,235
Operating Expenses
General and administrative	868,294	1,042,889
Investor relations	20,983	34,554
Selling and marketing	293,241	278,542
Research and development	590	2,403
Total Operating Expenses	1,183,109	1,358,388
Income (Loss) from Operations	(724,607)	278,847
Other Income (Expense)
Interest income (expense)	(52)	9,288
Stock based compensation (expense)	(73,742)	(893,857)
Bad debt (expense)	(2,815)	89,715
Settlement (expense)	—	(118,450)
Warrant (expense)	(204,955)	(895,860)
Other income	55,481	41,884
Total Other Income (Expense)	(226,084)	(1,767,320)
Net Income (Loss) Before Taxes	(950,691)	(1,488,474)
Income tax expense (benefit)	—	—
NET INCOME (LOSS)	$(950,691)	$(1,488,474)
Basic and diluted net loss per common share	$(0.02)	$(0.03)
Basic and diluted weighted average common shares outstanding	51,465,188	51,336,522

Revenues

Total revenues for the year ended December 31, 2018 and December 31, 2017, were $982,349 and $2,443,054 respectively, a decrease of $1,460,705. This decrease was primarily due to a decrease in the demand for consulting services in 2018. For the year ended December 31, 2018 and December 31, 2017, consulting services revenue was $395,840 and $2,054,484, respectively. For the year ended December 31, 2018 and December 31, 2017, products and equipment revenues were $548,878 and $388,571 respectively. The increase attributable to our product and services revenues was due to our clients ordering products and equipment to support their businesses. We also realized revenue of $37,630 from shipping services that are charged to customers for our product and equipment sales.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, marketing and other costs directly attributable to providing services or offering products. For the year ended December 31, 2018 and December 31, 2017, our total costs of revenues were $523,847 and $805,820, respectively. The decrease was primarily due to lower operating expenses related to providing consulting services. For the year ended December 31, 2018, consulting related costs were $121,641 or 12.4% of total revenues, and costs associated with products and equipment were $402,206 or 40.9% of total revenues. For the year ended December 31, 2017, consulting related costs were $463,298 or 18.8% of total revenues, and costs associated with products and equipment were $342,522 or 14.02% of total revenues.

Gross Profit

For the year ended December 31, 2018 and December 31, 2017, gross profit was $458,502 and $1,637,234, respectively. This decrease of $1,178,732 was primarily due to a reduction in our client base and volume of operations for consulting services. As a percentage of total revenues, gross profit was 46.7% and 67.02% for the years ended December 31, 2018 and December 31, 2017, respectively. This decrease was primarily due to the year ended December 31, 2017 having a higher proportion of total revenues from consulting services as compared to product and equipment sales, as consulting services have a higher profit margin as compared to product and equipment sales.

Operating Expenses

Total operating expenses for the years ended December 31, 2018 and December 31, 2017 was $1,183,109 and $1,358,388, respectively. This decrease of $175,279 was due to a reduction in operating expenses caused by a decline of consulting services provided.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2018 and December 31, 2017 included an expense of ($226,084), and ($1,767,320), respectively. This decrease of ($1,541,236) was due to the Company’s reducing its 2018 stock based compensation by ($820,115) and its warrant expenses by ($690,905).

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2018 and December 31, 2017, respectively. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable. The years 2010 to 2018 remain subject to examination by the Company’s major tax jurisdictions.

Net Income (Loss)

As a result of the factors discussed above, net income for the year ended December 31, 2018 and December 31, 2017 was a profit of ($954,441) and ($1,488,474), respectively. For December 31, 2018 our net loss was 96.8% of total revenues. For December 31, 2017, our net losses represented a 60.9% of total revenues for the respective periods.

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, our primary internal sources of liquidity were cash and cash equivalents of $1,086,565 and $1,648,087, respectively. We also have the ability to raise additional capital as needed through an external equity financing transactions. For the years ended December 31, 2018 and December 31, 2017, the Company had a source (use) of cash from operations of ($561,522) and $180,540, respectively.  For December 31, 2018 and December 31, 2017, we generated non-cash expenses of $278,697 and $1,789,717 respectively. The decrease of $1,511,020 related to stock-based compensation and warrant expenses. Due to this factor and considering that our fixed overhead costs are relatively low, we have the ability to issue stock and stock equivalents to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Operating Activities

Net cash provided by (used in) operating activities for the year ended December 31, 2018 was ($561,522). Net cash provided by operating activities for the year ended December 31, 2017 was $180,540. The net cash used in operations increased by ($742,062). This was due to a net loss of ($950,691) and an increase in prepaid expenses and other current assets of $45,050.

Investing Activities

For the years ended December 31, 2018 and December 31, 2017, net cash used in investing activities was $0 and $4,629, respectively.

Financing Activities

For the years ended December 31, 2018 and December 31, 2017, financing activities were a source of cash of $0 and $721,138, respectively. For the year ended December 31, 2018 and 2017, the Company received $0 and $721,138 from the sale of registered common stock to Tangiers Global, LLC under an amended and restated Investment Agreement and Registration Rights Agreement dated August 4, 2016.

For the years ended December 31, 2018 and December 31, 2017 we had cash and cash equivalents of $1,086,565 and $1,648,087, respectively. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Off Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income to Adjusted EBITA is provided below.

Adjusted EBITA Reconciliation	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Net Gain (Loss)	$(950,691)	$(1,488,473)
Interest Expense, Net	$52	$(9,288)
Tax Expense (benefit)	$—	$—
Stock Based Compensation expense	$73,742	$893,857
Adjusted EBITA	$(876,897)	$(603,904)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2018, and December 31, 2017, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2018, and December 31, 2017 our allowance for doubtful accounts was $2,635 and $21,581, respectively. For December 31, 2018 and December 31, 2017, we recorded bad debt expense of $2,815 and recovery of bad debt of ($89,715), respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2018 and as of December 31, 2017.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2018, and December 31, 2017.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company realizes revenue upon shipment to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2018, sales returns were $210 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2018, and December 31, 2017, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2018 and December 31, 2017, these costs were $293,241 and $278,542, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2018 and December 31, 2017, stock-based compensation expense for restricted shares was $73,742 and $893,857, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2018 and December 31, 2017, compensation expense for warrants and options was $204,955 and $895,860, respectively. The increase was due to the Company issuing warrants to its consultants and employees.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2018 and December 31, 2017, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2018, and December 31, 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

19270 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-897-8336 Fax:704-919-5089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Cannabis Company, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Cannabis Company Inc. and Subsidiary (“the Company”) as of December 31, 2018 and December 31, 2017 and the related consolidated statements of operations, statements of cash flows, stockholders’ deficit and the related notes (collectively referred to as the “financial statements”) for the years ended December 31, 2018 and December 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 15, 2019

We have served as the Company's auditor since August 2018.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and equivalents	$1,086,565	$1,648,087
Accounts receivable, net: (see note 3)	58,884	146,804
Deposits	4,500	4,500
Inventory	61,005	35,757
Prepaid expenses and other current assets	56,376	11,326
Total Current Assets	1,267,331	1,846,474
Property and equipment - net:	8,037	11,782
TOTAL ASSETS	$1,275,369	$1,858,256
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable	$32,931	$28,002
Advances from clients	147,349	100,587
Warrant liability	—	895,860
Accrued and other current liabilities	89,768	52,352
Total Current Liabilities	270,048	1,076,801
Shareholder's Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 51,513,064 and 51,434,050 shares issued and outstanding at December 31, 2018 and 2017, respectively	515	514
Additional paid-in capital	8,178,919	7,004,363
Accumulated deficit	(7,174,113)	(6,223,422)
Total Shareholder's Equity	1,005,321	781,455
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,275,369	$1,858,256

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended December 31,
	2018	2017
Revenues
Consulting services	$395,840	$2,054,484
Product and equipment	548,878	388,570
Shipping services	37,630	—
Total Revenues	982,349	2,443,054

Cost of Revenues
Cost of consulting services	121,641	463,298
Cost of products and equipment	402,206	342,522
Total Cost of Revenues	523,847	805,820

Gross Profit	458,502	1,637,234

Operating Expenses
General and administrative	868,294	1,042,889
Investor relations	20,983	34,554
Selling and marketing	293,241	278,542
Research and development	590	2,403
Total Operating Expenses	1,183,109	1,358,388

Income (Loss) from Operations	(724,607)	278,846

Other Income (Expense)
Interest (expense)	(52)	9,288
Stock based compensation (expense)	(73,742)	(893,857)
Bad debt recovery (expense)	(2,815)	89,715
Settlement (expense)	—	(118,450)
Warrant (expense)	(204,955)	(895,860)
Other income	55,481	41,844
Total Other Income (Expense)	(226,084)	(1,767,320)

Net Income (Loss) Before Taxes	(950,691)	(1,488,474)
Income tax expense (benefit)	—	—

NET INCOME (LOSS)	$(950,691)	$(1,488,474)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding	51,465,188	51,336,522

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(AUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2016	49,847,593	$498	$5,389,384	$(4,734,948)	$654,934
APIC cashless warrants	-	-	228,250	-	228,250
Shares issued for PY conversion of debt and interest	237,885	2	(2)	-	-
Shares issued for cash	909,390	9	602,684	-	602,693
Shares issued for services	430,227	4	391,698	-	391,702
Shares issued for legal settlement	8,955	1	5,999	-	6,000
Shares return to treasury on settlement	(100,000)	(1)	1	-	-
Shares issued on settlement	100,000	1	112,449	-	112450
Options issued on settlement			273,900	-	273,900
Net loss	-	-	-	(1,488,474)	(1,488,474)
Balance as of December 31, 2017	51,434,050	514	7,004,363	(6,223,422)	781,455
Shares issued for services	29,014	-	25,242	-	25,242
APIC cashless warrants	-	-	204,955	-	204,955
Warrants to employees	-	1	895,859	-	895,860
Stock-based compensation granted to employees	50,000	-	48,500	-	48,500
Shares issued for cash	-	-	-	-	-
Shares issued for settlements	-	-	-	-	-
Options issued for settlements	-	-	-	-	-
Net loss	-	-	-	(950,691)	(950,691)
Balance as of December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(AUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(950,691)	$(1,488,474)
Adjustments to reconcile net (loss ) to net cash (used in )
operating activities:
Bad debt expense (recovery)	2,815	(89,715)
Depreciation	3,745	4,487
Stock-based compensation to employees	48,500	893,857
Stock-based compensation to service providers	25,242	—
Warrant expense	204,955	895,860
Changes in operating assets and liabilities
Accounts receivable	85,104	107,362
Inventory	(25,248)	6,743
Prepaid expenses and other current assets	(45,050)	(1,502)
Advances from clients	46,762	(121,601)
Accrued and other current liabilities	37,416	15,628
Accounts payable	4,929	(27,780)
Accounts payable, related party	—	(14,325)
Net Cash Provided by (Used in) Operating Activities	(561,522)	180,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,629)
Net Cash Used in Investing Activities	—	(4,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	721,138
Net Cash Provided by Financing Activities	—	721,138

NET INCREASE IN CASH	(561,522)	897,049

CASH AT BEGINNING OF PERIOD	1,648,087	751,038

CASH AT END OF YEAR	$1,086,565	$1,648,087

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common Stock issued for debt converted in prior year	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC. AND SUBISIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Note 1. Principles of Consolidation.

The consolidated financial statements include the accounts of American Cannabis Company, Inc. and its wholly-owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

Note 2. Description of Business.

American Cannabis Company, Inc. and its wholly owned subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2018, and 2017, the Company had cash balances in excess of FDIC insured limits of $836,565 and $1,398,087, respectively.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost, using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2018, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2018, our research and development costs were $590 as compared to $2,403 for the fiscal year ended December 31, 2017.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2018, and December 31, 2017 our allowance for doubtful accounts and was $2,635 and $21,581, respectively. For December 31, 2018 and December 31, 2017, we recorded bad debt expense of $2,815 and recovery of bad debt of ($89,715), respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Significant Customers

For the year ended December 31, 2018, three customers accounted for 47.5% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 70.65% or more respectively of the Company’s total service based revenue. For the year ended December 31, 2017, three customers accounted 48.95% or more, respectively of the Company’s total product sales revenues, and four customers accounted for 40.18% or more respectively of the Company’s total service based revenue.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company had not capitalized any interest as of December 31, 2018 and 2017.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2018 and 2017.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company realizes revenue upon shipment to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2018, sales returns were $210 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2018, and December 31, 2017, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2018 and 2017, these costs were $293,241 and $278,542, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2018 and 2017, stock-based compensation expense for restricted shares for Company employees and service providers was $73,742 and $893,857, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2018 and 2017, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2018, and 2017, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This guidance became effective for annual reporting and interim periods beginning after December 15, 2017. The Company adopted the modified standard on January 1, 2018, and has concluded that the adoption of this standard did not have a material impact or cause the Company to make any adjustments to the Company’s consolidated financial statements and results of operations.

In January 2017, FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in ASU 2017-01 became effective for public entities for annual and interim periods after December 15, 2017. The Company adopted the modified standard on January 1, 2018 and has concluded that the adoption of this standard did not have a material impact or cause the Company to make any adjustments to the Company’s consolidated financial statements and results of operations.

In June 2018, FASB issued Accounting Standards Update (ASU) No. 2018-7, Compensation – Stock Compensation (Topic 718): Improvement to Non-Employee Share Based Payment Accounting. The amendments in ASU 2018-7 became effective for public entities after December 15, 2018. The Company is currently evaluating the effects, if any, that the application of ASU 2018-7 will have on disclosures associated with fair value measurement.

In August 2018, FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure of Fair Value Measurement. The amendments in ASU 2018-13 becomes effective for public entities December 15, 2019. The Company is currently evaluating the effects, if any, that the application of ASU 2018-13 will have on disclosures associated with fair value measurement.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following:

	December 31, 2018	December 31, 2017
Gross accounts receivable	$61,519	$168,385
Less: allowance for doubtful accounts	(2,635)	(21,581)
Accounts receivable, net	$58,884	$146,804

For the years ended December 31, 2018 and December 31, 2017, the Company had bad debt expense of $2,815 and bad debt recovery of ($89,715), respectively.

Note 4 Inventory

Inventory as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$1,646	$—
Demo	—	—
Finished goods	59,359	35,757
Total	$61,005	$35,757

Note 5. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2018	December 31, 2017
Office equipment	$8,482	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,336	7,336
Property and equipment, gross	23,058	23,058
Less: accumulated depreciation	(15,020)	(11,276)
Property and equipment, net	$8,037	$11,782

For the year ended December 31, 2018 and December 31, 2017, the Company recorded depreciation expense of $3,745 and $4,487, respectively.

Note 6. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accrued legal fees	$—	$—
Accrued payroll liabilities	10,924	8,323
Other Accrued Expenses & Payables	78,844	44,029
Accrued and other current liabilities	$89,768	$52,352

Note 8. Related Party Transactions

During the year ended December 31, 2018, and 2017, the Company incurred $15,000 and $66,000 of expenses respectively to Prince & Tuohey CPA, LTD, an accounting firm in which, the Company’s former Chief Financial Officer, was a partner. As of December 31, 2018, the Company had $0 due to this related party.

Note 9. Commitments and Contingencies

On July 28, 2015, the Company entered into a 5-year lease for 6,500 square feet of office space to house its corporate offices. Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease and escalate thereafter.

Rent expense was $54,000 and $54,000 for the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the Company’s future lease obligations:

Year	Amount
2019	$54,000
2020	31,500
Total	$85,550

Note 10. Stock-based Compensation

During the year ended December 31, 2018 and December 31, 2017, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of December 31, 2017, the Company determined to issue employees and services providers warrants instead of common stock. During the year ended December 31, 2018 and December 31, 2017, the Company’s expense for restricted shares to Company employees and service providers was $73,742 and $893,857, which was the result of the following activity:

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

The following table summarizes the Company’s restricted share award activity during the years ended December 31, 2018 and 2017:

	Restricted Shares	Weighted Average
	Common Stock	Grant Date Fair Value
Outstanding unvested at December 31, 2016	—	$—
Granted	430,227	0.92
Vested restricted shares	430,227	0.92
Forfeited	—	—
Outstanding unvested at December 31, 2017	—	—
Granted	79,014	0.93
Vested restricted shares	79,014	0.93
Forfeited	—	—
Outstanding unvested at December 31, 2018	—	$—

During the year ended December 31, 2018, the Company granted 79,014 restricted shares to Company employees and service providers and recognized $73,742 in associated stock-based compensation expense. During the year ended December 31, 2017, the Company granted 430,227 restricted shares and recognized $893,857 in associated employee stock-based compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Warrants

In connection with his appointment to the Company’s board of directors on November 19, 2014, the Company granted its independent board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014. Concurrently, the Company agreed to award Mr. Keber an option to purchase three hundred thousand (300,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share. The warrants and options expire on November 19, 2019.

On August 31, 2017, the Company issued Anthony Baroud warrants to purchase up to fifty thousand (50,000) shares of common stock at an exercise price of $0.93 in a cashless transaction. The warrants expired on March 1, 2018.

On December 31, 2018, pursuant to the Company’s Equity Incentive Plan, the Company issued an aggregate of 895,000 warrants to the following persons to purchase common stock in cashless transactions, with an aggregate value of $204,995.

The Company issued Michael Schwanbeck warrants to purchase twenty-five thousand (25,000) shares of common stock.

The Company issued Mitchell Day warrants to purchase ten thousand (10,000) shares of common stock.

The Company issued Tad Mailander warrants to purchase one hundred thousand (100,000) shares of common stock.

The Company issued Tyler A. Schloesser warrants to purchase one hundred and fifty thousand (150,000) shares of common stock.

The Company issued April Robertson warrants to purchase ten thousand (10,000) shares of common stock.

The Company issued Terry L. Buffalo Revocable Living Trust four hundred thousand (400,000) shares of common stock.

The Company issued Ellis Smith one hundred thousand (100,000) shares of common stock.

The Company issued Jon Workman one hundred thousand (100,000) shares of common stock.

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

During 2018 the Company had the following warrant activity. During 2017 the Company had no warrant activity:

	Common Stock Warrants	Weighted Average Grant Date Fair Value
Outstanding unvested at December 31, 2015	250,000	$0.91
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2016	250,000	0.91
Granted	50,000	0.93
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2017	300,000	$0.91
Granted	1,685,000	0.58
Exercised	—	—
Expired or forfeited	50,000	0.93
Outstanding at December 31, 2018	1,935,000	$0.59
Vested at December 31, 2018	1,935,000	$0.59

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

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Tax benefit at the US statutory rate of 21% and 34% for 2018 and 2017, respectively	$199,645	$506,081
State income tax benefit	44,017	68,916
Non-deductible expenses including non-deductible pre-merger losses	—	—
Change in valuation allowance	(243,662)	(574,997)
Total income tax benefit	$—	$0

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2018	December 31, 2017
Net operating loss carryforwards	$2,305,640	$1,354,949
Beneficial conversion feature accumulated amortization	13,791	13,791
Allowance for Doubtful Accounts	2,635	7,855
Valuation allowance	(2,322,066)	(1,376,595)
Total deferred tax assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2018 and 2017. Federal and state operating loss carry forwards are $2,305,640 and $1,354,949 as of December 31, 2018 and 2017, respectively, begin expiring on 2034. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

No shares of preferred stock were issued and outstanding during the year ended December 31, 2018 and 2017.

Common Stock

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

On September 27, 2018, the Company issued 50,000 common shares to R. Leslie Hymers, III, based on contract.

Note 13. Subsequent Events

On January 16, 2019, the Company issued 39,708 common shares to Gayle Barr for services rendered.

On January 16, 2019, the Company issued 400,000 shares of common stock to the Terry L. Buffalo Revocable Living Trust for conversion of a cashless warrant.

On January 29, 2019, the Registrant appointed Tyler A. Schloesser, age 28, as its Chief Operations Officer.

On January 29, 2019, the Registrant appointed Jon Workman, age 55 as Vice-President for Hemp Business Development.

On February 12, 2019, the Company announced its creation of a Hemp Business Development Division, and appointed Jon Workman as Vice President responsible for Hemp Business Development.

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

As of December 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2018.

Name	Principal Occupation	Age	Director Since

Ellis Smith	Chief Development Officer, American Cannabis Company, Inc.	42	2014
Vincent “Tripp” Keber(1)	Chief Executive Officer, Dixie Brands, Inc.	50	2014
Terry Buffalo	Director, Principal Executive Officer	54	2017
Tad Mailander(2)	Director, Principal, Mailander Law Office, Inc.	63	2018

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

(1) Effective January 18, 2018, Vincent “Tripp” Keber resigned his position as Director of the Company.

(2) Effective March 13, 2018, the Company’s Board of Directors appointed Mr. Tad Mailander as a Director of the Company.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31,2018.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo	Principal Executive Officer	53	2016
Ellis Smith	Chief Development Officer	41	2014
J. Michael Tuohey[1]	Chief Financial Officer	55	2016
R. Leslie Hymers, III	Chief Financial Officer	34	2018
Michael Schwanbeck	Chief Financial Officer	26	2018
Tyler A. Schloesser	Chief Operations Officer	28	2019
Jon Workman	Vice President	55	2019

Ellis Smith’s biographical summary is included under “Our Board of Directors.”

Terry Buffalo’s biographical summary is included under “Our Board of Directors.”

J. Michael Tuohey, Chief Financial Officer, is a graduate of the College of William and Mary. He is currently a partner in the firm of Prince and Tuohey, CPA LTD in Hot Springs AR and a partner in Bolmgren Retireplan, a Registered Investment Advisory firm located in Chicago IL. He has served in the role of CFO for several firms in the investment industry. He holds a license as a Certified Public Accountant and a Series 66 certification from the North American Securities Administrators Association (NASAA) exam administered by the Financial Industry Regulatory Authority (FINRA). The Company terminated Mr. Tuohey’s engagement as the Company’s Chief Financial Officer on April 24, 2018.

R. Leslie Hymers, III, Chief Financial Officer, is a licensed CPA in the state of California. During his career as a tax professional at Ernst & Young, LLP, Mr. Hymers provided tax services to several prominent entertainment and real estate companies. His extensive experience with Entertainment and Private Equity industries together with his prolonged involvement with public companies in different roles makes him a key asset to the Registrant. Mr. Hymers currently serves as a director and Chief Financial Officer of Marijuana Company of America, Inc. (OTC: MCOA) and also previously served as the CFO of Global Hemp Group (OTC: GBHPF). Mr. Hymers is the Managing Partner of Pinnacle Tax Services, LLC, and holds a Master of Science in Taxation degree and a Bachelor's of Science degree in Accountancy from California State University, Northridge. He is the founding managing editor of the University's: "Tax Development Journal." Mr. Hymers is one of nine professionals appointed to a newly formed Cannabis Advisory Taxation Taskforce (CATT) to help the California state legislature develop and enhance new cannabis tax laws and regulations. Mr. Hymers resigned his position as Chief Financial Officer on August 21, 2018.

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

Tyler A. Schloesser, Mr. Schloesser attended the University of Colorado at Boulder receiving a double major degree in Psychology and Philosophy. After graduation, Mr. Schloesser worked in the banking industry with Wells Fargo, U.S. Bank and Credit Union of Colorado. Mr. Schloesser’s functions with the Registrant. include developing and maintaining policies, procedures, processes and risk mitigation best practices as well as manage and perform day-to-day internal operational tasks required by the Registrant.

Jon Workman, Mr. Workman graduated from the University of Arkansas at Little Rock in 1989 and was awarded a Bachelor of Business Administration and Marketing. Mr. Workman is a member of the Arkansas Cannabis Industry Association and a Charter Member of the Arkansas Hemp Association. In 2017, the Arkansas Economic Development Commission certified Mr. Workman in its Lean Manufacturing program. Mr. Workman received his HACCP (Hazard Analysis Critical Control Point) & SQF Food Safety Certifications in 2016.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2018 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2018.

Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
J. Michael Tuohey, Chief Financial	2018	15,000	―	―	―	―	15,000
Officer[1]	2017	66,000	―	―	―	―	66,000
	2016	34,250	―	―	―	―	34,250
Ellis Smith, Chief Development	2018	86,950	―-	22,900	―	―	109,850
Officer	2017	85,000	23,732	―	―	12,030	120,762
	2016	86,949	―	―	―	―	86,949
Terry Buffalo, Principal Executive	2018	81,950	―	91,600	―	―	173,550
Officer	2017	80,000	7,522	―-	―	―	87,552
	2016	62,152	―	3,330	―	―	65,452
R. Leslie Hymers, Chief Financial	2018	39,240	―	48,500	―	―	87,740
Officer[2]	2017	-―	―	―	―	―	―
	2016	―	―	―	―	―	―
Michael Schwanbeck, Chief Financial	2018	41,308	―	5,725	―	―	47,033
Officer	2017	-―	―	―	―	―	―
	2016	―	―	―	―	―	―
Tyler A. Schloesser, Chief Operations	2018	63,296	―	34,350	―	―	97,646
Officer	2017	-―	―	―	―	―	―
	2016	―	―	―	―	―	―
Jon Worknam, Vice President	2018	41,538	―	22,900	―	―	64,438
	2017	―	―	―	―	―	―
	2016	―	―	―	―	―	―

(1)	Mr. Tuohey was terminated on April 24, 2018
(2)	Mr. Hymers was appointed Chief Financial Officer on April 24, 2018 and resigned on June 18, 2018.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2018

As of December 31, 2018, we had not granted any stock-based compensation awards to any of our named executive officers.

Compensation of Directors

The Board of Directors determined to issue no compensation for directors for fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2018 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Corey Hollister	11,255,466	21.66%
Ellis Smith	11,702,441	22.52%
Terry Buffalo	600,000	1.15%
J. Michael Tuohey	―	―
Vincent “Tripp” Keber, III	―	―
Tad Mailander	100,000	0.20%
Tyler A. Schloesser	140,000	0.27%
Michael Schwanbeck	4,630	0.01%
R. Leslie Hymers, III	50,000	0.10%

All executive officers and directors as a group	23,852,537	45.91%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 51,513,064 shares of common stock outstanding as of December 31, 2018, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	−	−	−

Equity compensation plans not approved by security holders	250,000	$0.63	−
	300,000	$0.63	−
Total	550,000	$0.63	−

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2018 by L&L, CPAs:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Audit fees(1)	16,000	39,000
Audit-related fees(2)	―	―
Tax fees(3)	―	―
All other fees(4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Malone Bailey, LLP and L&L, CPAs in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

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

Date: April 15, 2019	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/Terry Buffalo Terry Buffalo Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Buffalo and Michael Schwanbeck and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Terry Buffalo	Principal Executive Officer and Director	April 15, 2019
Terry Buffalo

/S/ Michael Schwanbeck	Principal Financial Officer	April 15, 2019
Michael Schwanbeck

/S/ Ellis Smith	Chief Development Officer and Director	April 15, 2019
Ellis Smith

/S/ Tad Mailander	Director	April 15, 2019
Tad Mailander

