Form 10-Q
period 2019-03-31
American Cannabis Company, Inc.
filed 2019-05-15
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2019.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1116625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5690 Logan St. Unit A
Denver, Colorado	80216
(Address of principal executive offices)	(Zip Code)
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

On May 14, 2019, 52,127,772 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

		Page
Item 1.	FINANCIAL STATEMENTS (Unaudited):	3

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2019 AND DECEMBER 31, 2018.	3

	CONSOLIDATED STATEMENT OF OPERATIONS FOR THREE
	MONTHS ENDED MARCH 31, 2019 AND 2018.	4

	CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDED
	MARCH 31, 2019 AND 2018.	5

	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE
	THREE MONTHS ENDED MARCH 31, 2019 AND THE YEARS ENDED DECEMBER 31, 2018
	AND 2017	6

	NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS	15

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

Item 4.	CONTROLS AND PROCEDURES	19

	PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20

Item 1A.	RISK FACTORS	20

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

Item 3.	DEFAULTS UPON SENIOR SECURITIES	20

Item 5.	OTHER INFORMATION	20

Item 6.	EXHIBITS	21

SIGNATURES		22

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	DECEMBER 31,
ASSETS	2018	2018
Current Assets
Cash and Equivalents	$914,005	$1,086,565
Accounts Receivable, Net	84,749	58,884
Deposits	4,500	4,500
Inventory	45,532	61,005
Prepaid Expenses and Other Current Assets	46,976	56,376
Total Current Assets	1,095,762	1,267,331

Property and Equipment - Net	9,514	8,037
TOTAL ASSETS	$1,105,276	$1,275,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	8,319	32,931
Advances from Clients	166,218	147,349
Accrued and Other Current Liabilities	75,961	89,768
Total Current Liabilities	250,498	270,048

Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 52,002,772 and 51,513,064 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	520	515
Additional paid-in capital	8,222,658	8,178,919
Accumulated deficit	(7,368,399)	(7,174,113)
Total Shareholder's Equity	854,778	1,005,321

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,105,276	$1,275,369

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]

	Three Months	Three Months
	Ended March 31,	Ended March 31,
Revenues	2019	2018
Consulting Services	$161,654	$85,602
Product & Equipment	238,664	193,808
Shipping Services	9,995	26,922
Total Revenues	410,313	306,332

Cost of Revenues
Cost of Consulting Services	33,927	57,061
Cost of Products and Equipment	192,423	113,932
Total Cost of Revenues	226,350	170,993

Gross Profit	183,964	135,339

Operating Expenses
General and Administrative	243,083	231,245
Investor Relations	17,847	5,929
Selling and Marketing	75,339	55,368
Research and Development	196	590
Total Operating Expenses	336,463	293,132

Income (Loss) from Operations	(152,500)	(157,793)

Other Income (expense)
Interest Income (expense)	—	35
Stock Based Compensation (expense)	(43,744)
Bad Debt (expense)	(2,293)	(16,432)
Settlement (expense)	—	—
Warrant (expense)	—	—
Other Income	4,250	3,006
Total other income (expense)	(41,787)	(13,391)

Net (Loss) before taxes	(194,286)	(171,184)
Income Tax Expense (benefit)	—	—

NET (LOSS)	$(194,286)	$(171,184)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	51,975,689	51,336,522

*Denotes a loss of less than ($0.01)

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 [UNAUDITED]

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(194,286)	$(950,691)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	2,293	2,815
Depreciation	962	3,745
Stock-based compensation to employees	22,500	48,500
Stock-based compensation to service providers	21,244	25,242
Warrant expense		204,955
Changes in operating assets and liabilities:
Accounts receivable	(28,156)	85,104
Inventory	15,473	(25,248)
Prepaid expenses and other current assets	9,400	(45,050)
Advances from Clients	18,869	46,762
Accrued and other current liabilities	(13,807	37,416
Accounts Payable	(24,612)	4,929
Net Cash (used in) Operating Activities	(170,121)	(561,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,439)	—
Net cash used in Investing Activities	(2,439)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	—
Net cash Provided by Financing Activities	—	—

NET (DECREASE) IN CASH	(172,560)	(561,522)

CASH AT BEGINNING OF PERIOD	1,086,565	1,648,087

CASH AT END OF PERIOD	$914,005	$1,086,565

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common stock issued for debt converted in prior year	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2019 AND YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	49,847,593	$498	$5,389,384	$(4,734,948)	$654,934
APIC Cashless Warrants	—	—	228,250	—	228,250
Shares issued for PY conversion of debt and interest	237,885	2	(2)	—	—
Shares issued for Cash	909,390	9	602,684	—	602,693
Shares issued for services	430,227	4	391,698	—	391,702
Shares issued for legal settlement	8,955	1	5,999	—	6,000
Shares return to treasury on settlement	(100,000)	(1)	1	—	—
					—
Shares issued on settlement	100,000	1	112,449	—	112,450
Options issued for Settlement			273,900		273,900
Net (Loss)	—	—	—	(1,488,474)	(1,488,474)
Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services	29,014		25,242		24,242
APIC Cashless Warrants			204,955		204,955
Warrants to Employees		1	895,859		895,860
Stock-based compensation granted to employees	50,000		48,500		48,500
Shares issued for cash					—
Shares issued for settlements					—
Options issued for Settlements					—
Net (Loss)	—	—	—	(950,691)	(950,691)
Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321
Shares issued for services	39,708		21,244		21,244
Warrants to Employees	400,000	4	(4)		—
Stock-based compensation granted to employees	50,000	1	22,499		22,500
Options issued for Settlements					—
Net (Loss)	—	—	—	(194,286)	(194,286)
Balance, March 31, 2019	52,002,772	$520	$8,222,658	$(7,368,399)	$854,778

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Note 1. Description of the Business

American Cannabis Company, Inc. and its subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, designs industry specific products and facilities, and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ”.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2019, and December 31, 2018, the Company’s allowance for doubtful accounts was $2,635 and $2,635, respectively. The Company recorded bad debt expense during the three months ended March 31, 2019 of $2,293 and $16,432 during the three months ended March 31, 2018.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of March 31, 2019, and December 31, 2018, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2019, three customers individually accounted for $152,750 of the Company’s total revenues; these customers accounted for approximately 37.23% of the Company’s total revenues for the period. For the three months ended March 31, 2018, three customers individually accounted for $158,766 of the Company’s total revenues; these customers accounted for approximately 51.83% of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straightline method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-lived Assets.” The Company did not capitalize any interest as of March 31, 2019.

Accounting for the Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of March 31, 2019 or December 31, 2018.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2019 and March 31, 2018, these costs were $75,339 and $55,368, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straightline basis over the requisite vesting period of the award. During the three months ended March 31, 2019 and March 31, 2018, the Company had employee stock based compensation expense of $22,500 and $0, respectively. In addition, during the three months ended March 31, 2019 the company had $21,244 of stock based compensation to service providers. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black Scholes valuation model. During the three months ended March 31, 2019 and March 31, 2018, there was $0 compensation expense for warrants or stock options.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended March 31, 2019. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2019, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2019, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 8 for our related party disclosures.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10– 15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Due to the Company’s net losses for the three months ended March 31, 2019, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842): increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. The company adopted ASC 842 effective January 1, 2019 using the modified retrospective method as of the adoption date. The adoption of ASC 842 resulted in additional disclosures. The additional disclosures did not have a material impact on our unaudited financial statements.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Gross accounts receivable	$87,384	$61,519
Less: allowance for doubtful accounts	(2,635)	(2,635)
Accounts receivable, net	$84,749	$58,884

The Company had bad debt expense during the three months ended March 31, 2019 of $2,293.

Note 4. Inventory

Inventory as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Raw materials	$1,420	$1,646
Demo	—	—
Finished goods	44,112	59,359
Total	$45,532	$61,005

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Office equipment	$10,461	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,796	7,336
Property and equipment, gross	25,497	23,058
Less: accumulated depreciation	(15,983)	(15,021)
Property and equipment, net	$9,514	$8,037

Our headquarters are located in Denver, Colorado, where we lease office space under a contract effective July 28, 2015, expiring on July 31, 2020.  Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease and escalate thereafter.

Rent expense was $54,000 for the year ended December 31, 2018. Our 2019 lease obligations are $54,000 for fiscal year 2019.

Note 6. Other Assets

Other assets were comprised of the following as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Deposits	$4,500	$4,500
Joint venture investments	—	—
Other assets	$4,500	$4,500

Deposits as of March 31, 2019 and December 31, 2018 reflect down payments made to vendors and service providers.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Accrued payroll liabilities	2,704	10,924
Insurance Payable	5,378	—
Other accruals	67,879	78,884
Accrued and other current liabilities	$75,961	$89,768

Note 8. Related Party Transactions

During the three months ended March 31, 2019 Terry Buffalo exercised 400,000 cashless warrants that were for issued for services rendered in 2018. In addition, on January 29, 2019 the company appointed Tyler Schloesser as its Chief Operations Officer. In response to Tyler Schloesser’s promotion the company issued Tyler 50,000 shares of common stock.

Note 9. Stock based Compensation

Restricted Shares

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative and effort the Company’s success is largely dependent.

There were no restricted securities unvested at the three months ended March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company granted 89,708 and 0 restricted shares respectively, and total stock based compensation expense for restricted shares was $43,744 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Warrants

As of March 31, 2019, and December 31, 2018, in connection with his appointment to the Company’s board of directors on November 19, 2014, the Company granted its independent board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black Scholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended March 31, 2019; consequently, no stock based compensation expense associated with warrants was recorded during the three months ended March 31, 2019.

On February 23, 2018, the Company issued its Principal Executive Officer and Director Terry Buffalo a cashless warrant to purchase 400,000 shares of common stock valued for accounting purposes at $0.87 per share. On January 10, 2019, Mr. Buffalo exercised the cashless warrant and the Company issued 400,000 common shares to Mr. Buffalo.

As of March 31, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of March 31, 2019, and December 31, 2018, the warrants had 1.9 and 3.2 years remaining until expiration, respectively.

As of December 31, 2018, the Company issued cashless warrants to employees to purchase an aggregate of 915,800 shares. The warrants exercisable within three (3) years of the date of issuance, expiring February 23, 2021. The grant date fair value of the warrants, as calculated based on the Black Scholes valuation model, was $0.87 per share. As of March 31, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

Stock Options

In addition to the warrants as described above, on November 19, 2014, the Company granted its independent board member, Vincent “Tripp” Keber an option to purchase three hundred thousand (300,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share. The warrants and options expire on November 19, 2019. None have been exercised.

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended March 31, 2019, 39,708 shares were issued for services.

Note 10. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months ended March 31, 2019, and 2018 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share. As of the three-month period ended March 31, 2019, 52,002,772 shares of common stock were issued and outstanding.

As of the three-month period ended March 31, 2019, the Company issued 400,000 shares of common stock to the Terry L. Buffalo Revocable Living Trust upon conversion of a cashless warrant.

Note 11. Subsequent Events

On April 4, 2019, the Company issued 100,000 shares of common stock to Tad Mailander for the conversion of a cashless warrant.

On April 4, 2019, the Company issued 25,000 shares of common stock to Michael Schwanbeck for the conversion of a cashless warrant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward looking statements. Investors are cautioned that such forward looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

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

Background

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, manufactures proprietary industry solutions including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High Density Cultivation System.™ The Company also sells 3rd party industry specific products and manages a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTC Markets OTCQB Tier under the symbol “AMMJ”.

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

Results of Operations

For the three months ended March 31, 2019 compared to three months ended March 31, 2018.

The following table presents our consolidated operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Three Months
	Ended March 31,	% of	Ended March 31,	% of
	2019	Revenues	2018	Revenues
Revenues
Consulting Services	161,654	39.4	85,602	27.9
Product & Equipment	238,664	58.2	193,808	63.3
Shipping Services	9,995	2.4	26,922	8.8
Total Revenues	410,313	100.0	306,332	100.0

Cost of Revenues
Cost of Consulting Services	33,927	8.3	57,061	18.6
Cost of Products and Equipment	192,423	46.9	113,932	37.2
Total Cost of Revenues	226,350	55.2	170,993	55.8

Gross Profit	183,964	44.8	135,339	44.2

Operating Expenses
General and Administrative	243,083	59.2	231,245	75.5
Investor Relations	17,847	4.3	5,929	1.9
Selling and Marketing	75,339	18.4	55,368	18.1
Research and Development	196	0.0	590	0.2
Total Operating Expenses	336,463	82.0	293,132	95.7

Income (Loss) from Operations	(152,500)	-37.2	(157,793)	-51.5

Other Income (expense)
Interest Income (expense)	—	0.0	35	0.0
Stock Based Compensation (expense)	(43,744)	-10.7	0.0	0.0
Bad Debt (expense)	(2,293)	-0.6	(16,432)	-5.4
Settlement (expense)	—	0.0	—	0.0
Warrant (expense)	—	0.0	—	0.0
Other Income	4,250	1.0	3,006	1.0
Total other income (expense)	(41,787)	-10.2	(13,391)	-4.4

Net Income (Loss) before taxes	(194,286)	-47.4	(171,184)	-55.9
Income Tax Expense (benefit)	—	0.0	—	0.0

NET INCOME (LOSS)	$(194,286)	-47.4	$(171,184)	-55.9

Revenues

Total revenues were $410,313 for the three months ended March 31, 2019 as compared to $306,332 for the three months ended March 31, 2018, an increase of $103,981. Consulting service revenues were $161,654 or 39.4% of total revenues for the three months ended March 31, 2019, versus $85,602 or 27.9% of total revenues for the three months ended March 31, 2018. Our product and equipment revenues as amounts for the three months ended March 31, 2019 were $238,664 or 58.2% of total revenues, versus $193,808 or 63.3% of total revenues for three months ended March 31, 2018. The increase in equipment revenue was attributed to increased client orders with the company experiencing spikes in product revenues during facility design and buildouts. The company was performing two facility buildouts and had an increase in the sales of their soil line for the three months ended March 31, 2019, while two facility buildouts were in progress during the three months ended March 31, 2018.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended March 31, 2019, our total costs of revenues were $226,350 or 55.2%, of total revenues. This compares to total costs of revenues for the three months ended March 31, 2018 of $170,993 or 55.8% of total revenues. For the three months ended March 31, 2019, consulting related costs were $33,927 or 8.3%, of total revenue, as compared to costs of $57,061, or 20.4% of revenue for the three months ended March 31, 2018. Costs associated with products and equipment were $192,423 or 46.9%, of total revenue for the three months ended March 31, 2019 as compared to $113,932, or 37.2% of total revenue for the three months ended March 31, 2018. As a percentage of revenues, the decrease was attributed to the lifecycle of client contracts with the company experiencing spikes in product revenues during design and facility buildouts. The company was performing several design and facility buildouts for the three months ended March 31, 2019, while two facility buildouts were in progress during the three months ended March 31, 2018.

Gross Profit

Total gross profit was $183,964 for the three months ended March 31, 2019, comprised of consulting services gross profit of $127,727 and products and equipment gross profit of $46,241. This compares to total gross profit of $135,339 for the three months ended March 31, 2018, comprised of consulting services gross profit of $28,541 and products and equipment gross profit of $79,876. The increase of $99,186 for consulting services gross profit was due to an increase in our client base and volume of operations. The decrease in products and equipment gross profit was due to the Company having an increase in its equipment product sales to existing clients during the period which have a smaller margin than does soil. As a percentage of total revenues, gross profit was 44.8% for the three months ended March 31, 2019 as compared to 44.2% for the three months ended March 31, 2018.

Operating Expenses

Total operating expenses were $336,463 or 82% of total revenues for the three months ended March 31, 2019, compared to $293,132, or 95.7% of total revenues for the three months ended March 31, 2018. This increase was primarily due to an addition in general and administrative and selling and marketing expenses for the three months ended March 31, 2019 as compared to March 31, 2018.

Net Income (Loss)

As a result of the factors discussed above, net (loss) for the three months ended March 31, 2019 was $(194,286) or (47.4)% of total revenues for the period, as compared to $(171,184), or (55.9) % of total revenues for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $914,005 and accounts receivable of $84,749. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $170,121, consisting of decreases in accounts payable of $24,612, and $41,964 due to payment of accrued and other current liabilities and an increase in accounts receivable. Net cash used in operating activities for the three months ended March 31, 2018 was $284,271 consisting of a loss of $171,184 and decreases in accounts payable of $10,456, and $24,151 due to payment of prepaid expenses, inventory and accounts payable.

Investing Activities

For the three months ended March 31, 2019 and 2018, investing activities were a use of cash of $2,439 and $0 respectively.

Financing Activities

For the three months ended March 31, 2019 and 2018, the net cash from financing activities was $0 and $0 respectively.

Off Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

NonGAAP Financial Measures

We use Adjusted EBITA, a non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock based compensation and certain nonrecurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income (loss) to Adjusted EBITDA is provided below.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	(194,286)	(171,184)
Stock-based compensation to employees	22,500	—
Depreciation Expense	962	1,040
Stock-based compensation to service providers	21,244	—
Interest expense, net	—	51
Adjusted EBITA	(149,580)	$(170,093)

ITEM 3.	QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

No senior securities were issued and outstanding during the three and nine months ended March 31, 2019 or 2017.

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

Date: May 15, 2019

By: /s/ Terry Buffalo

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2019

By: /s/ Michael Schwanbeck

Michael Schwanbeck, Chief Financial Officer

(Principal Financial Officer)

