Form 10-Q
period 2019-06-30
American Cannabis Company, Inc.
filed 2019-08-14
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

On June 30, 2019 and August 12, 2019, there were 52,137,772 and 52,737,772 and shares of common stock were outstanding respectively.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2019 (Unaudited)	2018 (Audited)
ASSETS
Current Assets
Cash and Equivalents	$918,127	$1,086,565
Accounts Receivable, Net	236,825	58,884
Deposits	4,500	4,500
Inventory	40,396	61,005
Prepaid Expenses and Other Current Assets	61,432	56,376
Total Current Assets	1,261,280	1,267,331

Property and Equipment - Net	9,446	8,037

TOTAL ASSETS	$1,270,726	$1,275,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	23,888	32,931
Advances from Clients	146,422	147,349
Accrued and Other Current Liabilities	72,614	89,768
Total Current Liabilities	242,925	270,048

Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 52,137,772 and 51,513,064 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	521	515
Additional paid-in capital	8,222,657	8,178,919
Accumulated deficit	(7,195,377)	(7,174,113)
Total Shareholder's Equity	1,027,801	1,005,321

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,270,726	$1,275,369

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2019	2018	2019	2018
Revenues
Consulting Services	492,184	97,090	653,838	182,692
Shipping Services	13,127	3,461	23,122	30,383
Product & Equipment	225,657	77,705	464,321	241,130
Total Revenues	730,968	178,256	$1,141,281	$454,205

Cost of Revenues
Cost of Consulting Services	79,324	24,711	113,251	81,772
Cost of Products and Equipment	150,741	53,829	343,163	140,839
Total Cost of Revenues	230,064	78,540	$456,414	$222,611

Gross Profit	500,903	99,716	$684,867	$235,055

Operating Expenses
General and Administrative	207,182	199,794	450,265	431,039
Investor Relations	14,085	4,895	31,932	10,824
Selling and Marketing	78,399	71,711	153,738	127,079
Research and Development	—	—	196	590
Total Operating Expenses	299,667	276,400	$636,130	$569,532

Income (Loss) from Operations	201,236	(176,684)	$48,737	$(334,477)

Other Income (expense)
Interest (expense)		86	—	121
Stock Based Compensation	—	(25,242)	(43,744)	(25,242)
Bad Debt (expense)	(41,481)	(3,553)	(43,774)	(19,985)
Settlement (expense)	—	—	—	—
Warrant (expense)	—	—	—	—
Other Income	13,267	635	17,517	3,641
Total other income (expense)	(28,214)	(28,074)	$(70,001)	$(41,465)

Net Income (Loss) before taxes	173,023	(204,758)	$(21,264)	$(375,942)
Income Tax Expense (benefit)	—	—	$—	$—

NET INCOME (LOSS)	$173,023	$(204,758)	$(21,264)	$(375,942)

Basic and diluted net loss per common share	$0.00	$(0.00)*	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	51,611,448	51,452,174	52,074,072	51,452,174
*Denotes a loss of less than ($0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS PERIODS ENDING JUNE 30, 2019 AND 2018
(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services	29,014		25,242		25,242
Warrants to employees		1	895,859		895,860
Net (Loss)	—	—	—	(375,942)	(375,942
Balance, June 30, 2018	51,463,064	$515	$7,925,464	$(6,599,364)	$1,326,615

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321
Shares issued for services	89,708	1	43,743		43,744
Warrants to employees	535,000	5	(5)		----
Net (Loss)	—	—	—	(21,264)	(21,264)
Balance, June 30, 2019	52,137,772	$521	$8,222,657	$(7,195,377)	$1,027,801

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS PERIODS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
	Six Months Ended June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,264)	$(375,942)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	43,774	19,985
Depreciation	1,893	1,998
Stock-based compensation to service providers	43,743	25,542

Changes in operating assets and liabilities:
Accounts receivable	(221,714)	22,826
Inventory	20,609	(58,531)
Prepaid expenses and other current assets	(5,056)	1,327
Advances from Clients	(926)	26,575
Accrued and other current liabilities	(17,153)	(5,943)
Accounts Payable	(9,043)	(6,173)
Net Cash provided by (used in) Operating Activities	(165,136)	(348,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,302)	—
Net cash used in Investing Activities	(3,302)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	—
Net cash Provided by Financing Activities	—	—

NET (DECCREASE) IN CASH	(168,438)	(348,635)

CASH AT BEGINNING OF PERIOD	1,086,565	1,648,087

CASH AT END OF PERIOD	$918,127	$1,299,452

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common stock issued for debt converted in prior year	$—	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements

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

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2019, and December 31, 2018, the Company’s allowance for doubtful accounts was $43,116 and $2,635, respectively. The Company recorded bad debt expense during the six months ended June 30, 2019 of $43,774 and $19,985 during the six months ended June 30, 2018.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of June 30, 2019, and December 31, 2018, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended June 30, 2019, three customers individually accounted for $222,125 of the Company’s total revenues equaling approximately 30.4% of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2019.

Accounting for the Impairment of LongLived Assets

The Company evaluates longlived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For longlived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to longlived assets as of June 30, 2019 or December 31, 2018.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented for reporting periods after January 1, 2018. We applied this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the six months ended June 30, 2019, sales returns were $15,528 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the six months ended June 30, 2019 and the year ended December 31, 2018, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended June 30, 2019 and June 30, 2018, these costs were $78,399 and $71,711, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

StockBased Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straightline basis over the requisite vesting period of the award. During the three months ended June 30, 2019 and June 30, 2018, the Company had stockbased compensation expense of $0 and $25,242, respectively. During six months ended June 30, 2019 and June 30, 2018, there was $43,744 and $25,242 in stock based compensation expense respectively.

Income Taxes

The Company’s corporate status changed from an SCorporation, which it had been since inception, to a CCorporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, SCorporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the SCorporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended June 30, 2019. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months ended June 30, 2019, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2019, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Due to the Company’s net losses for the three months ended June 30, 2019, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted.

We adopted this standard using a modified retrospective approach on January 1, 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date; and, the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

The Company elected the package of practical expedients permitted under ASC 842 allowing it to account for its existing operating lease that commenced before the adoption date as an operating lease under the new guidance without reassessing (i) whether the contract contains a lease; (ii) the classification of the lease; or, (iii) the accounting for indirect costs as defined in ASC 842.

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be zero.

Consistent with ASC 842-20-50-4, for the Company's June 30, 2019, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Gross accounts receivable	$279,941	$61,519
Less: allowance for doubtful accounts	(43,116)	(2,635)
Accounts receivable, net	$236,825	$58,884

The Company had bad debt expense during the three months ended June 30, 2019 of $41,481, whereas bad debt expense during the three months ended June 30, 2018 was $3,553.

Note 4. Inventory

Inventory as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Raw materials	$800	$1,646
Demo	—	—
Finished goods	39,595	59,359
Total	$40,396	$61,005

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Office equipment	$11,324	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,795	7,336
Property and equipment, gross	26,360	23,058
Less: accumulated depreciation	(16,914)	(15,020)
Property and equipment, net	$9,446	$8,037

Note 6. Deposits

Deposits were comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Deposits	$4,500	$4,500
Deposits	$4,500	$4,500
12

Deposits as of June 30, 2019 and December 31, 2018 reflect down payments made to vendors and service providers.

Note 7. Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets were comprised of the following as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepaid Expenses	$61,432	$56,376
Other Current Assets	$0	$0
Total	$61,432	$56,376

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accrued payroll liabilities	10,821	10,924
Other accruals	61,793	78,884
Accrued and other current liabilities	$72,614	$89,768

Note 9. Related Party Transactions

During the six months ended June 30, 2019, the Company incurred no related party expenses.

Note 10. Stockbased Compensation

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

During the six months ended June 30, 2019 and 2018, the Company granted 89,708 and 29,014 restricted shares, and incurred total stock based compensation expense of $43,744 and $25,242 respectively.

Warrants

As of June 30, 2019, and December 31, 2018, the Company issued fullyvested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.59 per share. There were no outstanding unvested warrants or new issuances of warrants during the three months ended June 30, 2019; consequently, no stockbased compensation expense associated with warrants was recorded during the three months ended June 30, 2019.

As of June 30, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants. As of June 30, 2019, and December 31, 2018, the warrants had 1.4 years and 1.9 years remaining until expiration respectively. No warrants were issued or outstanding during or preceding the three months ended June 30, 2019.

As of December 31, 2018, the Company issued cashless warrants to employees to purchase an aggregate of 895,000 shares. The warrants exercisable within three (3) years of the date of issuance, expiring February 23, 2021. The grant date fair value of the warrants, as calculated based on the BlackScholes valuation model, was $0.23 per share. As of June 30, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

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

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended June 30, 2019, no common stock was issued.

Note 11. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months ended June 30, 2019, and 2017 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

For the three months ended June 30, 2019, the Company did not issue any stock based compensation.

For the six months ended June 30, 2019, the Company issued 50,000 common shares to Tyler A. Schloesser as a signing bonus valued at $22,500 and 39,708 common shares to Gayle Barr for services rendered valued at $21,244.

Note 12. Commitments and Contingencies

The Company rents space for its corporate offices paying a monthly rent of $4,500. The monthly rent is fixed and is for office space only. Our lease provides for no other right of use assets. There is no residual value guarantee associated with the lease. There are no restrictions or covenants providing for dividends, or imposing additional financial obligations by the Company. We elected to apply a short-term lease exception and accounting policy to not separate lease and non-lease components from our office lease, as we determined our right of use asset to be zero.

Note 13. Subsequent Events

On July 9, 2019, the Terry L. Buffalo Revocable Living Trust delivered elections to exercise two cashless warrants: one for 400,000 shares and one for 100,000 shares. The Company issued a total of 500,000 common shares to the Terry L. Buffalo Revocable Living Trust.

On July 10, 2019, Tyler A. Schloesser delivered elections to exercise two cashless warrants: one for 100,000 shares and one for 102,500 shares. On July 13, 2019 the Company issued a total of 202,500 shares to Tyler A. Schloesser.

On July 13, 2019, Jon Workman delivered an election to exercise a cashless warrant for 100,000 shares. The Company issued 100,000 shares to Jon Workman on July 13, 2019.

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

Results of Operations

For the three months and six months ended June 30, 2019 compared to three and six months ended June 30, 2018.

Revenues

Total revenues were $730,968 for the three months ended June 30, 2019 as compared to $178,256 for the three months ended June 30, 2018, an increase of $552,712. Total revenues for the six months ended June 30, 2019 were $1,141,281 as compared to $454,205 for the six months ended June 30, 2018. Consulting service revenues were $492,184 or 67.3% of total revenues for the three months ended June 30, 2019, versus $97,090 or 54.5% of total revenues for the three months ended June 30, 2018. Consulting service revenues for the six months ended June 30, 2019 were $653,838 or 57.3% of total revenues, as comparted to $182,692 or 40.2% of total revenues for the six months ended June 30, 2018. Our product and equipment revenues for the three months ended June 30, 2019 were $225,657 or 30.9% of total revenues, versus $77,705 or 43.6% of total revenues for three months ended June 30, 2018. For the six months ended June 30, 2019, our product and equipment revenues were $464,321 or 40.7% of total revenues, as compared to $241,130, 53.1% of total revenues for the six months ended June 30, 2018. The increase in equipment revenue was attributed to increased client orders with the company experiencing spikes in product revenues during facility design and buildouts. The company increased its focus towards selling soil and equipment for the three and six months ended June 30, 2019, while two facility buildouts were inprogress during the three and six months ended June 30, 2018. The increase in our consulting service revenues for the three and six months ended June 30 2019, reflects more states enacting legislation legalizing cannabis during the period.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended June 30, 2019, our total costs of revenues were $230,064, or 31.5% of total revenues. This compares to total costs of revenues for the three months ended June 30, 2018 of $78,540 or 44.1% of total revenues. For the six months ended June 30, 2019, total cost of revenues were $456,414 or 40.0% of total revenues, as comparted to $222,611 or 49% of total revenues for the six months ended June 30, 2018. For the three months ended June 30, 2019, consulting related costs were $79,324, or 10.9% of total revenue, as compared to costs of $24,711, or 13.9% of revenue for the three months ended June 30, 2018. For the six months ended June 30, 2019, consulting related costs were $113,251 or 9.9% of total revenues, as compared to $81,772 or 18% of total revenues for the six months ended June 30, 2018. Costs associated with products and equipment were $150,741, or 20.6% of total revenue for the three months ended June 30, 2019 as compared to $53,829, or 30.2% of total revenue for the three months ended June 30, 2018. Costs associated with products and services were $343,163 or 30.1% of total revenues for the six months ended June 30, 2019 as compared to $140,839 or 31% of total revenues for the six months ended June 30, 2018. As a percentage of revenues, the increase in costs associated with product sales during the three and six months ended June 30, 2019, was attributed to spikes in product revenues resulting from completed design and facility buildouts during the three and six months ended June 30, 2018.

Gross Profit

Total gross profit was $500,903 for the three months ended June 30, 2019, comprised of consulting services gross profit of $412,860 and products and equipment gross profit of $88,043. This compares to total gross profit of $99,716 for the three months ended June 30, 2018, comprised of consulting services gross profit of $72,379 and products and equipment gross profit of $27,337. For the six months ended June 30, 2019, gross profits were $684,867, comprised gross profits for consulting services of $540,587 and product and equipment $144,280, as compared to gross profits for the six months ended June 30, 2018 of $235,055, comprised gross profits for consulting services of $100,920 and product and equipment $134,135. Total gross profits of the six months ended June 30, 2019 as comparted to 2018 reflect an increase of $449,812. The increase in our consulting services gross profits reflects more states enacting legislation during the period legalizing cannabis, and so there is a corresponding increase in the demand for our consulting services. The increase in gross profits for products and equipment was due to the Company expanding its product sales to existing clients during the period. As a percentage of total revenues, gross profit was 68.5% and 60.0% for the three and six months ended June 30, 2019, as compared to 55.9% and 51.8% for the three and six months ended June 30, 2018.

Operating Expenses

Total operating expenses were $299,667, or 41.0% of total revenues for the three months ended June 30, 2019, and $636,130 or 55.74% for the six months ended June 30, 2019, as compared to $276,400, or 155.1% of total revenues for the three months ended June 30, 2018, and $569,532 or 125.4% for the six months ended June 30, 2018. This increase was primarily due to an increase in employees whose wages were allocated to general and administrative expenses for the relevant time periods.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2019 was expense of $28,214 as compared with expense of $28,074 for the three months ended June 30, 2018. For the six months ended June 30, 2019, other income (expense) was expense of $70,001 as compared with expense of $41,465 for the six months ended June 30, 2018. The increase in our other expense was due to an increase of bad debt expense of $23,789.

Net Income (Loss)

As a result of the factors discussed above, net income for the three months ended June 30, 2019 was $173,023 or 23.7% of total revenues for the period, as compared to a net (loss) for the three months ended June 30, 2018 of $(204,758) or (114.9%) of total revenues for the period. For the six months ended June 30, 2019, the net (loss) was ($21,264) or (1.9%) of total revenues for the period, as compared to the net (loss) was ($375,942) or (82.8%) of total revenues for the period.

Liquidity and Capital Resources

As of June 30, 2019, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $918,127 and accounts receivable of $236,825. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2019 was a use of $(165,136), consisting of increases in accounts receivable costs of ($221,714), compared to net cash used by operating activities of $(348,635), consisting of increases in inventory costs of ($58,531) for the six months ended June 30, 2018.

Investing Activities

For the six months ended June 30, 2019 and 2018, investing activities were a use of cash of $3,302 and $0 respectively.

Financing Activities

For the three months ended June 30, 2019 and 2018, the net cash from financing activities was $0 and $0 respectively.

Off Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we did not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income (loss) to Adjusted EBDITA is provided below.

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Adjusted EBITA reconciliation:
Net income (loss)	(21,264)	(375,942)
Stock-based compensation to employees	—	—
Stock-based compensation to service providers	43,744	25,242
Depreciation Expense	1,893	1,998
Interest expense, net
Adjusted EBITA	24,373	$(348,702)

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

As of June 30, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

No senior securities were issued and outstanding during the three and nine months ended June 30, 2019 or 2017.

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

American Cannabis Company, Inc.

Date: August 14. 2019

By: /s/Terry Buffalo

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2019

By: /s/Michael Schwanbeck

Michael Schwanbeck, Chief Financial Officer

(Principal Financial Officer)

