Form 10-Q
period 2019-09-30
American Cannabis Company, Inc.
filed 2019-11-13
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, and November 14, 2019, 52,978,605, shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

[UNAUDITED]

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Equivalents	$837,546	$1,086,565
Accounts Receivable, Net	391,651	58,884
Deposits	4,500	4,500
Inventory	49,844	61,005
Prepaid Expenses and Other Current Assets	22,777	56,376
Total Current Assets	1,306,318	1,267,331

Property and Equipment - Net	32,107	8,037
TOTAL ASSETS	$1,338,425	$1,275,369

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts Payable	$6,937	$32,931
Advances from Clients	66,913	147,349
Accrued and Other Current Liabilities	148,158	89,768
Total Current Liabilities	222,009	270,048

Shareholder's Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 52,978,065 and 51,513,064 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	529	515
Additional paid-in capital	8,265,128	8,178,919
Accumulated deficit	(7,149,240)	(7,174,113)
Total Shareholder's Equity	1,116,416	1,005,321

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$1,338,425	$1,275,369

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2019	2018	2019	2018
Revenues
Consulting Services	$593,175	$89,500	$1,247,013	$272,192
Product & Equipment	131,457	224,136	618,900	499,110
Total Revenues	$724,632	$313,636	$1,865,913	$771,302
Cost of Revenues
Cost of Consulting Services	152,190	23,699	265,441	105,471
Cost of Products and Equipment	139,603	141,404	482,766	282,243
Total Cost of Revenues	$291,794	$165,103	$748,208	$387,714
Gross Profit	$432,839	$148,533	$1,117,706	$383,588
Operating Expenses
General and Administrative	246,416	224,785	696,680	655,824
Investor Relations	15,066	4,140	46,998	14,964
Selling and Marketing	77,102	75,826	230,840	202,905
Research and Development	68	—	263	590
Total Operating Expenses	$338,652	304,751	$974,781	874,283
Income (Loss) from Operations	$94,187	$(156,218)	$142,925	$(490,695)
Other Income (expense)
Gain (loss) on debt extinguishment		—		—
Interest (expense)		88		209
Stock Based Compensation (expense)	(5,314)	(48,500)	(49,058)	(73,742)
Bad Debt (expense)	(13,181)	(1,529)	(56,955)	(21,514)
Settlement (expense)	2,450	—	2,450	—
Warrant (expense)	(39,615)	—	(39,615)	—
Other Income	7,608	3,000	25,126	6,641
Total other income (expense)	$(48,051)	$(46,941)	$(118,052)	$(88,406)
Net Income (Loss) before taxes	46,136	(203,159)	24,873	(579,101)
Income Tax Expense (benefit)				—
NET INCOME (LOSS)	$46,136	$(203,159)	$24,873	$(579,101)

Basic and diluted net loss per common share	$0.00	$(0.00)*	$0.00	$(0.01)*

Basic and diluted weighted average common shares outstanding	52,408,963	51,465,188	52,408,963	51,465,188
*Denotes a loss of less than ($0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THREE AND NINE MONTHS PERIODS ENDING SEPTEMBER 30, 2019 AND 2018

FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	51,463,064	$515	$7,925,464	$(6,599,364)	$1,326,615
Shares issued for services					0
Warrants to employees					0
Stock-based compensation to employees	50,000		48,500		48,500
Net (Loss)				(199,526)	(199,526)
Balance, September 30, 2018	51,513,064	$515	$7,973,964	$(6,798,890)	$1,175,589

Balance, June 30, 2019	52,137,772	$521	$8,222,657	$(7,195,377)	$1,027,801
Shares issued for services	(50,000)	(1)	(22,499)		(22,500)
Warrants to employees	857,500	9	64,556		64,565
Stock-based compensation to employees	33,333		2,864		2,864
Shares issued for settlements			(2,450)		(2,450)
Net (Loss)				46,136	46,136
Balance, September 30, 2019	52,978,605	$529	$8,265,128	$(7,149,240)	$1,116,417

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2019

Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services	29,014		25,242		25,242
Warrants to employees		1	895,859		895,860
Stock-based compensation to employees	50,000		48,500		48,500
Net (Loss)				(575,468)	(575,468)
Balance, September 30, 2018	51,513,064	$515	$7,973,964	$(6,798,890)	$1,175,589

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321
Shares issued for services	39,708	1	21,244		21,245
Warrants to employees	1,392,500	13	64,551		64,564
Stock-based compensation to employees	33,333		2,864		2,864
Shares issued for settlements			(2,450)		(2,450)
Net (Loss)				24,873	24,873
Balance, September 30, 2019	52,978,605	$529	$8,265,128	$(7,149,240)	$1,116,417

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$24,873	$(579,101)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Bad Debt Expense	44,167	21,514
Depreciation	3,533	2,882
Stock-based compensation to employees	88,673	48,500
Stock issued for settlement	(2,450)	—
Stock-based compensation to service providers	—	25,242
Changes in operating assets and liabilities:
Accounts receivable	(376,933)	15,604
Inventory	11,161	(6,000)
Prepaid expenses and other current assets	33,599	690
Advances from Clients	(80,436)	5,825
Accrued and other current liabilities	79,738	22,271
Accounts Payable	(47,341)	38,372
Net Cash provided by (used in) Operating Activities	(221,418)	(404,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,602)	—
Net cash used in Investing Activities	(27,602)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	—
Net cash Provided by Financing Activities	—	—

NET INCREASE IN CASH	(249,019)	(404,201)

CASH AT BEGINNING OF PERIOD	1,086,565	1,648,087

CASH AT END OF PERIOD	$837,546	$1,243,886

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes, net	$—	$—
Common stock issued for debt converted in prior year	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018, and THE YEAR ENDED DECEMBER 31, 2018

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

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2019, and December 31, 2018, the Company’s allowance for doubtful accounts was $46,802 and $2,635, respectively. The Company recorded bad debt expense during the nine months ended September 30, 2019 of $56,955 and $ 21,514 during the nine months ended September 30, 2018.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of September 30, 2019, and December 31, 2018, market values of all of the Company’s inventory were greater than cost, and accordingly, no such valuation allowances were recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended September 30, 2019, three customers individually accounted for $334,804 of the Company’s total revenues equaling approximately 49.9.% of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2019.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of September 30, 2019 or December 31, 2018.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the nine months ended September 30, 2019, sales returns were $51,078 comprised of product returns and replacement.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or, (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the nine months ended September 30, 2019 and the year ended December 31, 2018, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

While assigning values and identifying separate elements requires judgment, selling prices of the separate elements are generally readily identifiable as fixed and determinable as we also sell those elements individually outside of a multiple services engagement. Contracts with multiple elements typically incorporate a fixed-fee or hourly pricing structure. Arrangements are typically terminable by either party upon sufficient notice or do not include provisions for refunds relating to services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended September 30, 2019 and September 30, 2018, these costs were $24,121 and $27,230, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. The Company recognizes related compensation costs on a straight-line basis over the requisite vesting period of the award. During the three months ended September 30, 2019 and September 30, 2018, the Company had stock-based compensation expense of $44,929 and $48,500, respectively. For the nine months ended September 30, 2019 and September 30, 2018, there was $88,673 and $73,742 in stock-based compensation expense respectively.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. Accordingly, we were not subject to income taxes for the three months ended September 30, 2019. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months ended September 30, 2019, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2019, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Due to the Company’s net losses for the three months ended September 30, 2018, any potentially dilutive shares outstanding for these periods, respectively, were not presented in the EPS computations, as their effect would have been antidilutive.

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

Consistent with ASC 842-20-50-4, for the Company's September 30, 2019, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Reclassifications

Prior year amounts have been reclassified to conform to the current year presentation.

Note 3. Accounts Receivable, net

Accounts receivable, net, was comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Gross accounts receivables	$438,453	$61,520
Less: allowance for doubtful accounts	(46,802)	(2,635)
Accounts receivable, net	$391,651	$58,884

The Company had bad debt expense during the three months ended September 30, 2019 of $13,181, whereas bad debt expense during the three months ended September 30, 2018 was $2,293.

Note 4. Inventory

Inventory as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Raw materials	$17,112	$1,646
Work in progress
Finished goods	32,482	59,359
Inventory	$49,844	$61,005

Note 5. Property and Equipment

Property and equipment, net, was comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Office equipment	$35,624	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,796	7,336
Property and equipment, gross	$50,660	$23,058
Less: accumulated depreciation	(18,553)	(15,020)
Property and equipment, net	$32,107	$8,037

Note 6. Deposits

Deposits were comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Deposits	$4,500	$4,500
Joint venture investments	0.00	0.00
Other Assets	$4,500	$4,500

Deposits as of September 30, 2019 and December 31, 2018 reflect down payments made to vendors and service providers.

Note 7. Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets were comprised of the following as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Prepaid Expenses	$16,777	$56,376
Other Current Assets	6,000	0
Accrued and Other Current Liabilities	$22,777	$56,376

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accrued payroll liabilities	$173	$10,924
Other accruals	147,985	78,844
Accrued and Other Current Liabilities	$148,158	$89,768

Note 9. Related Party Transactions

During the nine months ended September 30, 2019, the Company incurred no related party expenses.

Note 10. Stock Based Compensation

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

During the nine months ended September 30, 2019 and 2018, the Company granted 73,041 and 79,014 restricted shares, and incurred total stock-based compensation expense of $24,108 and $73,742 respectively.

Warrants

As of September 30, 2019, and December 31, 2018, the Company issued fully vested warrants to the Company’s independent board member to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share were outstanding, exercisable within five (5) years of the date of issuance on November 19, 2014. The grant date fair value of the warrants, as calculated based on the Black Scholes valuation model, was $0.59 per share. The warrants expire on November 14, 2019.

On September 9, 2019, the Company issued fully vested warrants to the Company’s former Chief Financial Officer to purchase up to five thousand (5,000) shares of common stock in a cashless transaction. The warrant expires on September 9, 2020. The grant date fair value of the warrants, as calculated based on the Black Scholes valuation model, was $0.33 per share.

As of September 30, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

As of December 31, 2018, the Company issued cashless warrants to employees to purchase an aggregate of 895,000 shares. The warrants exercisable within three (3) years of the date of issuance, expiring February 23, 2021. The grant date fair value of the warrants, as calculated based on the Black Scholes valuation model, was $0.23 per share. As of September 30, 2019, and December 31, 2018, as the exercise price per share exceeded the price per share of our common shares, there was no aggregate intrinsic value of outstanding warrants.

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

Stock Issuable in Compensation for Professional Services

From time to time, the Company enters into agreements whereby a professional service provider will be compensated for services rendered to the Company by shares of common stock in lieu of cash. During the three months ended September 30, 2019, no common stock was issued.

Note 11. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the three months ended September 30, 2019, and 2017 respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 100,000,000 common shares at $0.00001 par value per share.

For the nine months ended September 30, 2019, the Company issued the following common shares:

(1) An aggregate of 900,000 shares of common stock to the Terry L. Buffalo Revocable Living Trust upon conversion of a cashless warrant;

(2) 100,000 shares of common stock to Tad Mailander for the conversion of a cashless warrant;

(3) An aggregate of 252,500 common shares to Tyler A. Schloesser pursuant to his exercise of two cashless warrant agreements, and the Company’s grant of a signing bonus;

(4) 100,000 shares to Jon Workman pursuant to his exercise of a cashless warrant;

(5) 39,708 common shares to Gayle Barr for services rendered;

(6) 33,333 common shares to Michael Schwanbeck for services render; and,

(7) An aggregate of 30,000 shares of common stock to Michael Schwanbeck for the conversion of a cashless warrant.

(8) 10,000 shares to April T Robertson for service rendered;

Note 12. Commitments and Contingencies

The Company rents space for its corporate offices paying a monthly rent of $4,500. The monthly rent is fixed and is for office space only. Our lease provides for no other right of use assets. There is no residual value guarantee associated with the lease. There are no restrictions or covenants providing for dividends or imposing additional financial obligations by the Company. We elected to apply a short-term lease exception and accounting policy to not separate lease and non-lease components from our office lease, as we determined our right of use asset to be zero.

Note 13. Subsequent Events

On September 24, 2019, the Company gave notice of its decision to terminate a material definitive investment agreement previously disclosed on Form 8-K filed June 27, 2016. The Parties to the terminated agreement were the Company and Tangiers Global, LLC, a Wyoming limited liability company. There was no material relationship between the Registrant or its affiliates and Tangiers Global other than in respect of the material definitive agreement.

The investment agreement and related transaction documents, as amended, were entered into on June 23, 2016 and August 4, 2016, and were agreed to expire on November 8, 2019. The investment agreement and related documents concerned the Registrant’s Form S-1 registration statement, file number 333-213592. By virtue of Section VIII (iv) of the Investment Agreement, the Company elected to terminate the transaction documents by giving Tangiers fifteen days written notice. Pursuant to Section VIII (iv) of the Investment Agreement, the Company provided both written notice and email notice to Tangiers on September 24, 2019, making the effective date of the termination October 9, 2019. The Registrant did not incur any termination penalties as a result of its election to terminate. The termination was reported on Form 8-K on October 15, 2019.

On October 11, 2019, the Company entered into a common stock purchase agreement and a registration rights agreement with White Lion Capital, LLC, a Nevada limited liability company. These agreements were material definitive agreements and reported on Form 8-K on October 15, 2019. Pursuant to the common stock purchase agreement, White Lion agreed to invest up to Seven Million, Five Hundred Thousand Dollars ($7,500,000) to purchase the Company’s Common Stock, par value $0.00001 per share. Coincidentally, as an inducement to White Lion to execute and deliver the Common Stock Purchase Agreement, the Company and White Lion entered into a registration rights agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for White Lion’s investment pursuant to the common stock purchase agreement. The entry into the common stock purchase agreement and registration rights agreement was reported on Form 8-K on October 15, 2019.

Pursuant to the registration rights agreement with White Lion, the Company filed a registration statement on Form S-1 on October 23, 2019, which was made effective by the SEC on November 4, 2019.

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

Background

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully integrated business model that features end to end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, manufactures proprietary industry solutions including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High Density Cultivation System.™ The Company also sells 3rd party industry specific products and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTC Markets Pink Tier under the symbol “AMMJ”.

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

Results of Operations

For the three months and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018.

Revenues

Total revenues were $724,632 for the three months ended September 30, 2019 as compared to $313,636 for the three months ended September 30, 2018, an increase of $433,456. Total revenues for the nine months ended September 30, 2019 were $1,865,913 as compared to $771,302 for the nine months ended September 30, 2018. Consulting service revenues were $593,175 or 81.9% of total revenues for the three months ended September 30, 2019, versus $89,500 or 28.5% of total revenues for the three months ended September 30, 2018. Consulting service revenues for the nine months ended September 30, 2019 were $1,247,013 or 66.8% of total revenues, as compared to $272,192 or 35.1% of total revenues for the nine months ended September 30, 2018. Our product and equipment revenues for the three months ended September 30, 2019 were $131,457 or 18.1% of total revenues, versus $224,136 or 71.5% of total revenues for three months ended September 30, 2018. For the nine months ended September 30, 2019, our product and equipment revenues were $618,900 or 33.2% of total revenues, as compared to $499,110 or 64.9% of total revenues for the nine months ended September 30, 2018. The decrease in equipment revenue as percentage of total revenue was attributed to decreased client equipment orders with the company. The company increased its focus towards selling soil and consulting services for the three and nine months ended September 30, 2019, while two facility buildouts were in progress during the three and nine months ended September 30, 2018. The increase in our consulting service revenues for the three and nine months ended September 30, 2019, reflects more states enacting legislation legalizing cannabis during the period.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended September 30, 2019, our total costs of revenues were $291,794, or 40.3% of total revenues. This compares to total costs of revenues for the three months ended September 30, 2018 of $165,103 or 52.6% of total revenues. For the nine months ended September 30, 2019, total cost of revenues was $748,208 or 40.1% of total revenues, as compared to $391,385 or 50.5% of total revenues for the nine months ended September 30, 2018. For the three months ended September 30, 2019, consulting related costs were $152,190 or 21.0% of total revenue, as compared to costs of $23,699, or 7.6% of revenue for the three months ended September 30, 2018. For the nine months ended September 30, 2019, consulting related costs were $265,441 or 14.2% of total revenues, as compared to $105,471 or 13.6% of total revenues for the nine months ended September 30, 2018. Costs associated with products and equipment were $139,603, or 19.3% of total revenue for the three months ended September 30, 2019 as compared to $141,404, or 45.1% of total revenue for the three months ended September 30, 2018. Costs associated with products and services were $482,766 or 25.9% of total revenues for the nine months ended September 30, 2019 as compared to $282,243 or 36.9% of total revenues for the nine months ended September 30, 2018. As a percentage of revenues, the decrease in costs associated with product sales during the three and nine months ended September 30, 2019, was attributed to increase in soil related product revenues and reduction in equipment related products sold during the three and nine months ended September 30, 2018.

Gross Profit

Total gross profit was $432,839 for the three months ended September 30, 2019, comprised of consulting services gross profit of $440,985 and products and equipment gross loss of ( $8,146). This compares to total gross profit of $148,533 for the three months ended September 30, 2018, comprised of consulting services gross profit of $65,801 and products and equipment gross profit of $82,732. For the nine months ended September 30, 2019, gross profits were $1,117,706, comprised gross profits for consulting services of $981,572 and product and equipment $136,3134 as compared to gross profits for the nine months ended September 30, 2018 of $383,588, comprised gross profits for consulting services of $166,881 and product and equipment $216,707. Total gross profits of the nine months ended September 30, 2019 as compared to 2018 reflect an increase of $734,118. The increase in our consulting services gross profits reflects more states enacting legislation during the period legalizing cannabis, and so there is a corresponding increase in the demand for our consulting services. The increase in gross profits for products and equipment was due to the Company expanding its product sales to existing clients during the period. As a percentage of total revenues, gross profit was 59.7% and 59.9% for the three and nine months ended September 30, 2019, as compared to 47.4% and 49.5% for the three and nine months ended September 30, 2018.

Operating Expenses

Total operating expenses were $338,652, or 46.7% of total revenues for the three months ended September 30, 2019, and $974,781 or 52.2% for the nine months ended September 30, 2019, as compared to $304,751, or 97.2% of total revenues for the three months ended September 30, 2018, and $874,283 or 112.8% for the nine months ended September 30, 2018. This increase in operating expenses were primarily due to an increase in employees whose wages were allocated to general and administrative expenses and investor relations expense attributed to timely financial reporting for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. relevant time periods.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2019 was expense of $48,051 as compared with expense of $46,941 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, other income (expense) was expense of $118,052 as compared with expense of $88,406 for the nine months ended September 30, 2018. The increase in the Company other expense was due to an increase of bad debt expense of $11,652

Net Income (Loss)

As a result of the factors discussed above, net income for the three months ended September 30, 2019 was $46,136 or 6.4% of total revenues for the period, as compared to a net (loss) for the three months ended September 30, 2018 of ($203,159) or (64.8%) of total revenues for the period. For the nine months ended September 30, 2019, the net income was $24,873 or 1.3% of total revenues for the period, as compared to the net (loss) was ($579,101) or (74.7%) of total revenues for the period.

Liquidity and Capital Resources

As of September 30, 2019, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $837,546 and accounts receivable of $391,651. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2019 was a use of ($221,418), consisting of increases in accounts receivable costs of ($376,933), compared to net cash used by operating activities of ($404,201), consisting net (loss) of ($579,101) for the nine months ended September 30, 2018.

Investing Activities

For the nine months ended September 30, 2019 and 2018, investing activities were a use of cash of $27,602 and $0 respectively.

Financing Activities

For the three months ended September 30, 2019 and 2018, the net cash from financing activities was $0 and $0 respectively.

Off Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

We use Adjusted EBITA, a Non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation and certain nonrecurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2019	2018

Adjusted EBITDA reconciliation:
Net income or (loss)	$24,873	($579,101)
Bad Debt Expense	44,167	21,514
Depreciation	3,533	2,882
Stock-based compensation to employees	$88,673	$48,500
Stock issued for settlement	(2,450)	0
Stock-based compensation to service providers	$0	$25,242
Adjusted EBITDA	$158,795	($480,963)
19

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

As of September 30, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine and nine months ended September 30, 2019 or 2018.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2	Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.3	Common Stock Purchase Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.
10.4	Registration Rights Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Date: November 14, 2019

By: /s/ Terry Buffalo

Terry Buffalo, Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2019

By: /s/ Terry Buffalo

Terry Buffalo, Chief Financial Officer

(Principal Financial Officer)

