Form 10-K
period 2019-12-31
American Cannabis Company, Inc.
filed 2020-03-31
CIK 945617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2019
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
5690 Logan Street, Unit A Denver, Colorado (Address of principal executive offices)	80216 (Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]    No [X]

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
(Do not check if a
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

The aggregate market value of common equity held by non-affiliates of the Registrant as of June 30, 2019 was approximately $7,932,641

As at December 31, 2019, and March 25, 2020, 52,978,605 and 53,456,866 shares of common stock, par value $0.00001, were issued and outstanding respectively.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB TradingTier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

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

As of the date of this filing, thirty-three states and the District of Columbia currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

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

On November 1, 2019, Colorado Bill HB-19-1090, was passed and made effective. This law allows publicly traded corporations to apply for and qualify for the ownership of Colorado cannabis licenses. Other states that have legalized cannabis for recreational and/or medicinal use restrict public companies from owning interests in state cannabis licenses altogether, or have enacted regulations which make it difficult for corporations to comply with application requirements, including all shareholders submitting to and passing background checks.

Business Overview

We primarily operate as one segment within the regulated cannabis industry with three operation divisions: i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; and, (iii) a new business consulting division called “American Hemp Services,” which offers hemp producers with consulting and professional services including business plan creation, greenhouse and farm design, license acquisition, seed sales, hemp processing, operational deployment, and crop improvement. Furthermore, the Company seeks to partner with accredited universities nationwide to further the advancement of hemp related research. We are not licensed to produce and/or sell cannabis.

We at times that seem prudent seek to acquire minority equity ownership in development stage businesses that our cannabis licensee applicants intend to operate, where not precluded by state laws. In exchange for a reduced fee for consulting services, we negotiate for minority equity positions in applicant corporations, or minority interests in applicant limited liability companies, with the contingent expectations that if a license is awarded, and the licensee obtains funding and commences operations, the Company may share in those profits and losses.

Consulting Services

We offer consulting services for companies associated with the cannabis and hemp industries in all stages of development. Our service offerings include the following:

·	Cannabis and Hemp Business Planning. Our commercial cannabis and hemp business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise to help client businesses thrive.

·	Cannabis and Hemp Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states, and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines

·	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis and Hemp Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis and hemp production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.

·	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis and hemp laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.

·	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis and hemp industries are developing rapidly with evolving laws and regulations and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis and hemp industries while staying up to date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.

·	Cannabis and Hemp Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.

·	Cannabis and Hemp Business Monitoring. The regulated commercial cannabis and hemp industries are constantly growing and shifting, and the ongoing monitoring of a cannabis and hemp business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

·	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require child-proof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states, and the Satchel’s drawstring and toggle lock fulfills the requirements of the Poison Prevention Packaging Act of 1970 (16 CFR part 1700). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On March 29, 2016, the U.S. Patent and Trademark Office issued us Patent No. 9,296,524 B2 for the Satchel.

·	SoHum Living Soil™. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended Just-add-water soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.

·	High Density Cultivation System (HDCS™). A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High Density Cultivation System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles and create multiple levels of space with which to grow plants. The High Density Cultivation System allows customers to increase production capacity without the need to add additional square footage to the operation.

·	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and set-up; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

·	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused-products. Examples of products available through American Cultivator Co. include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies. We also offer a Group Purchasing Organization (“GPO”) focused on disposables to creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO.

Equity Interest Projects

We negotiated for the following direct equity interests (as part of our reduced consulting fee compensation) in corporate and limited liability company state applicants for cannabis licenses, with corresponding results from the applicant’s license applications noted:

·	Verde of Florida, LLC; (“Verde”) we obtained a 5% equity interest. To date, the State of Florida has issued no cannabis licenses. There is no expected date that the State of Florida will issue any cannabis licenses. Verde is not operating. We do not exert any control over Verde or provide Verde with any subordinated financial support. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest in Verde.

·	California City Cannabis Company, Inc.; (“California City”) we obtained a 10% equity interest. California City’s business terminated for failure to raise operating capital. The Company and California City agreed to terminate our equity interest as of December 31, 2019. California City is not operating. We exerted no control over California City and provided no subordinated financial support to California City. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest and termination thereof in California City.

·	Atlantis Management Group, Inc.; (“Atlantis”) we negotiated for a 25% equity interest if licenses were obtained in Massachusetts. No licenses were obtained, and no equity was issued and the project terminated as of the date hereof. To date Atlantis is not operating. We exerted no control over Atlantis and provided no subordinated financial support to Atlantis. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest in Atlantis.

·	Natural State Hemp, LLC; (“Natural State Hemp”) we negotiated for a 10% equity interest. A license was awarded but no operating capital was raised. The project terminated by mutual agreement of the Company and Natural State Hemp. We agreed in principal to settle our equity interest and claims related thereto for a cash payment of $22,670 which as of the date of this filing is pending. We exerted no control over Natural State Hemp and provided no subordinated financial support to Natural State Hemp.

Aside from the above, we collaborated with a related party, Tabular Investments, LLC (“Tabular”), by assigning to Tabular all of our rights, title and interests in equity we negotiated for in our Missouri and Oklahoma applicant clients, in exchange for offering each client ongoing consulting services and product sales, subject to our entering into a re-engagement agreement with operating licensees and our agreement to engage Tabular for management services concerning our ongoing services and product offerings. Tabular is managed by its sole member, Tad Mailander, our internal legal counsel and director. During fiscal 2019 we assigned to Tabular the following equity interests, with noted corresponding results:

·	Magna Carta MO, LLC; (“Magna Carta”) we assigned Tabular a 49% interest. No license was obtained. The project terminated January 23, 2020. We exerted no control over Magna Carta or Tabular and provided no subordinated financial support to Magna Carta or Tabular. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest and termination thereof in Magna Carta.

·	Willmann & Luther, Inc., dba CannCare, Inc.; (“Willman & Luther”) we assigned Tabular a 10% equity interest. No license was obtained. The project terminated January 23, 2020. We exerted no control over Willmann & Luther or Tabular, and provided no subordinated financial support to Willmann & Luther or Tabular. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest and termination thereof in Willmann & Luther.

·	Pharm + House, LLC; (“Pharm + House”) we assigned Tabular a 25% interest. A license was obtained. However, Pharm + House has not re-engaged us to provide ongoing consulting services and product sales. We have also not entered into a management services contract with Tabular. We exerted no control over Pharm + House or Tabular, and provided no subordinated financial support to Pharm + House or Tabular. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest in Pharm + House.

·	RedBud Growers, Inc.; (“Red Bud”) we assigned Tabular a 15% equity. A license was obtained. RedBud has not re-engaged us to provide ongoing consulting services and product sales. We have also not entered into a management services contract with Tabular. We exert no control over RedBud or Tabular and provided no subordinated financial support to RedBud or Tabular. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest in RedBud.

·	Beyond Honey Oil Farms, LLC; (“Beyond Honey”) we assigned Tabular a 10% interest. A license was obtained. No operations have commenced. Beyond Honey has not re-engaged us to provide ongoing consulting services and product sales. We have also not entered into a management services contract with Tabular. We exert no control over Beyond Honey or Tabular and provided no subordinated financial support to Beyond Honey or Tabular. To date, we received no revenue, losses, expenses or penalties as a result of our equity interest in Beyond Honey.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as more new countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the year ended December 31, 2019, our research and development costs were $348, as compared to $590 for the fiscal year ended December 31, 2018.

Significant Customers

As of December 31, 2019, there was one customer who equated to 10% of all revenues. For the year ended December 31, 2018, three customers accounted for 47.5% of the Company’s total product sales revenues, and four customers accounted for 70.65% of the Company’s total service-based revenue.

Int Intellectual Property

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

Employees

As of December 31, 2019, we have 9 full-time employees, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are in Denver, Colorado, where we lease office space under a contract effective July 28, 2015, expiring on July 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our principal executive officer and director, and Mr. Ellis Smith, our chief development officer and director, in Denver County District Court. The complaint seeks a declaratory judgment and damages relating to Ms. Turoff’s allegations that while working with the Company, she was misclassified as an independent contractor when she was allegedly an employee of the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful termination. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. The case is currently in litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “AMMJ”. As of December 31, 2019, there were 482 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2019	High	Low
Quarter ended December 31	$0.26	$0.08
Quarter ended September 30	$0.36	$0.24
Quarter ended June 30	$0.45	$0.26
Quarter ended March 31	$0.59	$0.33

2018	High	Low
Quarter ended December 31	$0.65	$0.22
Quarter ended September 30	$0.78	$0.39
Quarter ended June 30	$1.28	$0.60
Quarter ended March 31	$1.05	$0.81

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB TradingTier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis and hemp industries in states and countries where cannabis and hemp is regulated and/or has been otherwise de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in these industries.

The Company was incorporated in the State of Delaware on September 24, 2001 under the name “Naturewell, Inc.” On March 13, 2013, the Company completed a merger transaction whereby it acquired Brazil Interactive Media, Inc. (“BIMI”), a Brazilian interactive television company and television production company. The Company’s Articles of Incorporation were amended to reflect a new name: Brazil Interactive Media, Inc. On May 15, 2014, the Company entered into an Agreement and Plan of Merger with Cannamerica Corp. (the “Merger Sub”), a wholly owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. a wholly owned subsidiary of American Cannabis Consulting (“American Cannabis Consulting”). The merger was completed on September 29, 2014, resulting in American Cannabis Consulting being merged with and into the Merger Sub (the “Reverse Merger”). The Company subsequently amended its Articles of Incorporation to change its name to “American Cannabis Company, Inc.” Upon the closing of the Reverse Merger, all of the Company’s officers and directors appointed designee officers and directors from American Cannabis Consulting and resigned. Consistent with the Merger Agreement, the Company consummated a complete divestiture of BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, the Company changed its stock symbol from BIMI to AMMJ.

The foregoing descriptions of the Merger Agreement and Separation Agreement do not purport to be complete and are qualified in their entirety by the terms of such agreements, which are filed as exhibits to the Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2014.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table presents our operating results for the year ended December 31, 2019 compared to December 31, 2018:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31,	December 31,
	2019	2018
Revenues
Consulting Services	$1,470,245	$395,840
Product & Equipment	660,490	586,508
Total Revenues	2,130,735	982,348
Cost of Revenues
Cost of Consulting Services	292,375	121,641
Cost of Products and Equipment	499,408	402,206
Total Cost of Revenues	791,783	523,847
Gross Profit	1,338,952	458,501
Operating Expenses
General and Administrative	981,424	868,295
Investor Relations	67,644	20,983
Selling and Marketing	309,232	293,241
Research and Development	347	590
Stock Based Compensation expense	73,514	73,742
Warrant expense	151,906	204,955
Bad Debt expense	88,749	2,815
Total Operating Expenses	1,672,816	1,464,621
Loss from Operations	(333,864)	(1,006,120)
Other income	32,122	55,429
NET LOSS	(301,742)	(950,691)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	52,468,502	51,465,188

Revenues

Total revenues for the year ended December 31, 2019 and December 31, 2018, were $2,130,735 and $982,348 respectively, an increase of $1,148,387. This increase was primarily due to an increase in the demand for consulting services in 2019. For the year ended December 31, 2019 and December 31, 2018, consulting services revenue was $1,470,245 and $395,840, respectively. For the year ended December 31, 2019 and December 31, 2018, products and equipment revenues were $627,157 and $545,511 respectively. The increase attributable to our product and services revenues was due to our clients ordering more products and equipment to support their businesses. We also realized revenue of $33,333 and $40,997 from shipping services that are charged to customers for our product and equipment sales for the years ended December 31, 2019 and 2018 respectively.

We realized no revenues from our direct equity investments in Verde of Florida, LLC, California City Cannabis Company, Inc. Atlantis Management Group, Inc. or Natural State Hemp, LLC. Verde of Florida, LLC was never awarded a license and the project, including our 5% equity interest, terminated. California City Cannabis Company, Inc. was awarded a license, but failed to obtain funding, resulting in our agreement to terminate the project, including our 10% equity interest. Our equity interest in Atlantis Management Group, Inc. was contingent upon it being awarded licenses which were never awarded, and the project terminated with no equity issued to us. Natural State Hemp, LLC was awarded a license but failed to obtain funding, resulting in our agreement to terminate the project, including our 10% equity interest.

We also realized no revenues from our assignment of equity interests to Tabular Investments, LLC, in our Missouri clients: Magna Carta MO, LLC and Willmann & Luther, Inc.; and our Oklahoma clients: Pharm + House, LLC, RedBud Growers, Inc. and Beyond Honey Oil Farms, LLC. Both Magna Carta MO, LLC and Willmann & Luther, Inc. failed to obtain licenses and each project terminated. Pharm + House, LLC, RedBud Growers, Inc. and Beyond Honey Oil Farms, LLC were each issued licenses, however, pursuant to the terms of the assignment of our equity interests to Tabular, none have re-engaged us to provide ongoing consulting services or product sales, and we have not entered into any management services contract with Tabular, resulting in no revenues.

The Company no longer intends to enter into equity deals in exchange for service.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, marketing and other costs directly attributable to providing services or offering products. For the year ended December 31, 2019 and December 31, 2018, our total costs of revenues were $791,783 and $523,847 respectively. The increase was primarily due to more consulting services provided and higher margins for products sold in 2019. For the year ended December 31, 2019, consulting related costs were $292,375 or 13.9% of total revenues, and costs associated with products and equipment were $499,408 or 23.7% of total revenues. For the year ended December 31, 2018, consulting related costs were $121,641 or 12.3% of total revenues, and costs associated with products and equipment were $402,206 or 40.9% of total revenues.

We incurred immaterial internal cost of revenues from our consulting clients, in which we discounted certain of our consulting services in exchange for our receipt of a minority direct equity investment. All of our discounted services are disclosed and are reflected in our normal fixed costs of doing business. Regarding our direct equity investments, we exerted no control over Verde of Florida, LLC, California City Cannabis Company, Inc. Atlantis Management Group, Inc. or Natural State Hemp, LLC, and provided no subordinated financial support and incurred no losses, expenses or penalties as a result of our equity interests and termination thereof.

We incurred immaterial internal cost of revenues from our assignments of equity interests to Tabular Investments, LLC in our Missouri clients: Magna Carta MO, LLC and Willmann & Luther, Inc.; and our Oklahoma clients: Pharm + House, LLC, RedBud Growers, Inc. and Beyond Honey Oil Farms, LLC. All of our discounted consulting services, which were exchanged for a minority equity interests in each entity prior to our assignment to Tabular, were disclosed and are reflected in our normal fixed costs of doing business. The Company exerted no control over said entities and provides no subordinated financial support, reimbursement of losses, expenses or penalties as a result of our equity interests and termination thereof.

Gross Profit

For the year ended December 31, 2019 and December 31, 2018, gross profit was $1,338,952 and $458,501, respectively. This increase of $880,452 was primarily due to an increase in our client base and volume of operations for consulting services. As a percentage of total revenues, gross profit was 62.8% and 46.7% for the years ended December 31, 2019 and December 31, 2018, respectively. This increase was primarily due to the year ended December 31, 2019 having a higher proportion of total revenues from consulting services as compared to product and equipment sales, as consulting services have a higher profit margin as compared to product and equipment sales.

Operating Expenses

Total operating expenses for the years ended December 31, 2019 and December 31, 2018 was $1,672,816 and $1,464,621, respectively. This increase of $208,195 was attributed to an increase in general consulting services, an increase in bad debt expense, and decrease in warrant expenses.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2019 and December 31, 2018, respectively. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable. The years 2010 to 2018 remain subject to examination by the Company’s major tax jurisdictions.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2019 and December 31, 2018 was ($301,742) and ($950,691), respectively. For December 31, 2019 our net loss was 14.2% of total revenues. For December 31, 2018, our net loss represented a 96.8% of total revenue.

Liquidity and Capital Resources

As of December 31, 2019, and December 31, 2018, our primary internal sources of liquidity were cash and cash equivalents of $945,181 and $1,086,565, respectively. We also have the ability to raise additional capital as needed through an external equity financing transaction. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Operating Activities

For the years ended December 31, 2019 and December 31, 2018, the Company had a Net Cash Used in Operating Activities of ($102,848) and ($561,522), respectively. The increase in Net Used In Operating Activities of $458,674 was attributed to managements aggressive means in collecting it receivables and fulfilling its deliverables on a timely basis. Due to this factor and considering that our fixed overhead costs are relatively low, we have the ability to issue stock and stock equivalents to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Investing Activities

For the years ended December 31, 2019 and December 31, 2018, net cash used in investing activities was $38,536 and $0, respectively.

Financing Activities

For the years ended December 31, 2019 and December 31, 2018, financing activities were a source of cash of $0 and $0, respectively.

Off Balance Sheet Arrangements

As of December 31, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project.

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

A reconciliation of net income to Adjusted EBITA is provided below.

Adjusted EBITA Reconciliation	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Net loss	$(301,742)	$(950,691)
Interest expenses	$—	$52
Tax Expense (benefit)	$—	$—
Stock Based Compensation and Warrant expenses	$225,420	$278,697
Adjusted EBITA	$(76,322)	$(671,942)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2019, and December 31, 2018, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2019, and December 31, 2018 our allowance for doubtful accounts was $39,677 and $2,635, respectively. For December 31, 2019 and December 31, 2018, we recorded bad debt expense of $88,749 and $2,815, respectively.

Operating Lease

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

We adopted this standard using a modified retrospective approach in 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date; and, the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

The Company elected the package of practical expedients permitted under ASC 842 allowing it to account for its existing operating lease that commenced before the adoption date as an operating lease under the new guidance without reassessing (i) whether the contract contains a lease; (ii) the classification of the lease; or, (iii) the accounting for indirect costs as defined in ASC 842.

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be zero.

Consistent with ASC 842-20-50-4, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2019 and as of December 31, 2018.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2019, and December 31, 2018.

Revenue Recognition

During the first quarter of 2019, we adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).”  Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our service and product revenues arise from contracts with customers.  Service revenue includes Operations Divisions consulting revenue. Product revenue includes (a) Operations Division product sales (So-Hum Living Soils) and (b) Equipment Sales Division.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

We may also enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations.  These contracts are typically fulfilled within one to three months.  Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

We recognize revenue when the following criteria are met:

The parties to the contract have approved the contract and are committed to perform their respective obligations – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Each party’s rights regarding the goods or services have been identified – we have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

The payment terms for the goods or services have been identified – prices are typically fixed, and no price protections or variables are offered.

The contract has commercial substance – our practice is to only enter into contracts that will positively affect our future cash flows.

Collectability is probable – we typically require a retainer for all or a portion of the goods or services to be delivered, as well as continually monitoring and evaluating customers’ ability to pay.  Payment terms are typically zero to fifteen days within delivery of the good or service.

Advances from Clients deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received.  Where possible, we obtain retainers to lessen our risk of non-payment by our customers.  Advances from Clients deposits are recognized as revenue as we perform under the contract.

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been delivered to the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2019, sales returns were $51,208 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2019, and December 31, 2018, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2019 and December 31, 2018, these costs were $32,071 and $124,026, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2019 and December 31, 2018, stock-based compensation expense for restricted shares was $73,514 and $73,742, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2019 and December 31, 2018, compensation expense for warrants was $151,906 and $204,955 respectively. The decrease was attributed to the Company issuing less warrants to its consultants and employees.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2019 and December 31, 2018, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2019, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

Net Loss Per Common Share

We report net loss per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American Cannabis Company, Inc. 5690 Logan St Unit A

Denver, CO 80216

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (“the Company”) as of December 31, 2018 the related consolidated statement of operations, stockholders’ deficit, cash flow and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2018. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L&L CPAS, PA L&L CPAS, PA

Certified Public Accountants Cornelius, NC

The United States of America April 12, 2019

The firm has served this client since August 2018.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Cannabis Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (the “Company”) as of December 31, 2019, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company CPAs

We have served as the Company's auditor since 2020.

Irvine, CA

March 30, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Equivalents	$945,181	$1,086,565
Accounts Receivable, Net	95,655	58,885
Deposits	4,500	4,500
Inventory	53,310	61,005
Prepaid Expenses and Other Current Assets	30,847	56,376
Right to Use Lease Asset	34,418	—
Total Current Assets	1,163,911	1,267,331

Property and Equipment - Net	40,042	8,038
TOTAL ASSETS	$1,203,953	$1,275,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$9,748	$32,931
Advances from Clients	112,959	147,349
Stock payable	49,406	—
Accrued and Other Current Liabilities	117,303	89,768
Operating Lease Liability	34,943	—
Total Current Liabilities	324,359	270,048

Shareholders' Equity
Preferred Stock $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 52,978,605 and 51,513,064 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	529	515
Additional paid-in capital	8,354,920	8,178,919
Accumulated deficit	(7,475,855)	(7,174,113)
Total Shareholders' Equity	879,594	1,005,321

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,203,953	$1,275,369

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended	For The Year Ended
	December 31,	December 31,
	2019	2018
Revenues
Consulting Services	$1,470,245	$395,840
Product & Equipment	660,490	586,508
Total Revenues	2,130,735	982,348
Cost of Revenues
Cost of Consulting Services	292,375	121,641
Cost of Products and Equipment	499,408	402,206
Total Cost of Revenues	791,783	523,847
Gross Profit	1,338,952	458,501
Operating Expenses
General and Administrative	981,424	868,295
Investor Relations	67,644	20,983
Selling and Marketing	309,232	293,241
Research and Development	347	590
Stock Based Compensation expense	73,514	73,742
Warrant expense	151,906	204,955
Bad Debt expense	88,749	2,815
Total Operating Expenses	1,672,816	1,464,621
Loss from Operations	(333,864)	(1,006,120)
Other income	32,122	55,429
NET LOSS	(301,742)	(950,691)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	52,468,502	51,465,188

The accompanying notes are an integral part of these audited consolidated financial statements

        AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	51,434,050	$514	$7,004,363	$(6,223,422)	$781,455
Shares issued for services	29,014		25,242		25,242
APIC Cashless Warrants			204,955		204,955
Exercised Cashless Warrants by employees		1	895,859		895,860
Stock-based compensation to employees	50,000		48,500		48,500
Net Loss				(950,691)	(950,691)
Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321

Shares issued for services	39,708	1	21,244		21,245
Exercised Cashless Warrants by employees	1,392,500	13	151,893		151,906
Stock-based compensation to employees	33,333		2,864		2,864
Net Loss				(301,742)	(301,742)
Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(301,742)	$(950,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Bad Debt Expenses	88,749	2,815
Depreciation	6,533	3,745
Stock-based compensation expense and stock payable	73,514	73,742
Warrant expense	151,906	204,955
Changes in operating assets and liabilities:
Accounts receivable	(125,520)	85,104
Inventory	7,695	(25,248)
Prepaid expenses and other current assets	25,529	(45,051)
Right to Use Lease Asset	(34,418)	—
Accounts Payable	(23,183)	4,929
Advances from Clients	(34,390)	46,762
Operating Lease Liability	34,943	—
Accrued and other current liabilities	27,536	37,416
Net Cash used in Operating Activities	$(102,848)	$(561,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38,536)	—
Net Cash used in Investing Activities	$(38,536)	$—

NET DECREASE IN CASH	(141,384)	(561,522)

CASH AT BEGINNING OF PERIOD	1,086,565	1,648,087

CASH AT END OF PERIOD	$945,181	$1,086,565

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$52

The accompanying notes are an integral part of these audited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC. AND SUBISIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Note 1. Principles of Consolidation.

The consolidated financial statements include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2019, and 2018, the Company had cash balances in excess of FDIC insured limits of $250,000.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost (net realizable value) using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2019, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the year ended December 31, 2019, our research and development costs were $348 as compared to $590 for the fiscal year ended December 31, 2018.

Deposits

Deposits are comprised of advance payments made to third parties, primarily for inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2019, and December 31, 2018 our allowance for doubtful accounts and was $39,677 and $2,635, respectively. For December 31, 2019 and December 31, 2018, we recorded bad debt expense of $88,749 and $2,815, respectively, which is reflected as a component of general and administrative expenses on the consolidated statement of operations.

Significant Customers

As of December 31, 2019, there was one customer who equated 10% of the all revenues. For the year ended December 31, 2018, three customers accounted for 47.5% of the Company’s total product sales revenues, and four customers accounted for 70.65% of the Company’s total service-based revenue.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company had not capitalized any interest as of December 31, 2019 and 2018.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company did not record any impairment charges related to long-lived assets during the years ended December 31, 2019 and 2018.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments include cash, deposits, accounts receivable, accounts payables, advances from clients, accrued expense, and other current liabilities. The carrying values of these financial instruments approximate their fair value due to their short maturities.

Revenue Recognition

During the first quarter of 2019, we adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606);” (b) FASB ASU 2016-11 “Revenue Recognition (Topic 605) and (c) FASB ASU 2016-10 “Revenue from Contracts with Customers (Topic 606).”  Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our service and product revenues arise from contracts with customers.  Service revenue includes Operations Divisions consulting revenue. Product revenue includes (a) Operations Division product sales (So-Hum Living Soils) and (b) Equipment Sales Division.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

We may also enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations.  These contracts are typically fulfilled within one to three months.  Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

We recognize revenue when the following criteria are met:

The parties to the contract have approved the contract and are committed to perform their respective obligations – our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

Each party’s rights regarding the goods or services have been identified – we have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations.

The payment terms for the goods or services have been identified – prices are typically fixed, and no price protections or variables are offered.

The contract has commercial substance – our practice is to only enter into contracts that will positively affect our future cash flows.

Collectability is probable – we typically require a retainer for all or a portion of the goods or services to be delivered, as well as continually monitoring and evaluating customers’ ability to pay.  Payment terms are typically zero to fifteen days within delivery of the good or service.

Advances from Clients deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received.  Where possible, we obtain retainers to lessen our risk of non-payment by our customers.  Advances from Clients deposits are recognized as revenue as we perform under the contract.

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2019, sales returns were $51,209 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2019, and December 31, 2018, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter into arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2019 and 2018, these costs were $32,071 and $124,026, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2019 and 2018, stock-based compensation expense for restricted shares for Company employees and service providers was $73,514 and $73,742, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the years ended December 31, 2019 and 2018, we recorded a valuation allowance against our deferred tax assets that reduced our income tax benefit for the period to zero. As of December 31, 2019, and 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Loss Per Common Share

The Company reports net loss per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share is equal to basic earnings per share because there are no potential dilatable instruments that would have an anti-dilutive effect on earnings. Diluted net loss per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). The Company has adopted this pronouncement as of January 1, 2019 and determined such adoption did not have a material effect in the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. The Company has adopted this pronouncement as of January 1, 2019 and determined such adoption did not have a material effect in the Company’s consolidated financial statements.

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

In June 2018, FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvement to Non-Employee Share Based Payment Accounting This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Adoption of this ASU did not have a significant impact on our consolidated financial statements and related disclosures.

In August 2018, FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure of Fair Value Measurement. The amendments in ASU 2018-13 becomes effective for public entities with fiscal years beginning after December 15, 2019. The Company is currently evaluating the effects, if any, that the application of ASU 2018-13 will have on disclosures associated with fair value measurement.

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	December 31, 2019	December 31, 2018
Gross accounts receivable	$135,332	$61,520
Less: allowance for doubtful accounts	(39,677)	(2,635)
Accounts receivable, net	$95,655	$58,885

For the years ended December 31, 2019 and December 31, 2018, the Company had bad debt expense of $88,749 and $2,815, respectively.

Our Advances from Clients had the following activity:
Amount
December 31, 2018	$147,349
Additional deposits received	2,073,846
Less: Deposits recognized as revenue	(2,108,236)
December 31, 2019	$112,959

Note 5. Inventory

Inventory consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$23,091	$1,646
Finished goods	30,219	59,359
Total	$53,310	$61,005

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2019	December 31, 2018
Office equipment	$35,624	$8,482
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,796	7,336
Work In Progress	10,935	—
Property and equipment, gross	61,595	23,058
Less: accumulated depreciation	(21,553)	(15,020)
Property and equipment, net	$40,042	$8,038

For the year ended December 31, 2019 and December 31, 2018, the Company recorded depreciation expense of $6,533 and $3,745, respectively.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accrued Bonus	$1,500	$—
Accrued Payroll	16,173	10,924
Other Accrued Expenses & Payables	99,630	78,844
Accrued and other current liabilities	$117,303	$89,768

Note 8. Stock payable

The following summarizes the changes in common stock payable:

	Amount		Number of Shares
December 31, 2018	$—	_	—	_
Additional Expensed Incurred	73,210		610,052
Shares Issued for Expensed Incurred	(23,804)		(73,041)
December 31, 2019	$49,406		537,011

Note 9.  Commitments and Contingencies

Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with a term greater than one year are recognized on the balance sheet at the time of lease commencement or modification of a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company's lease consists of real estate lease for office space.

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the RoU asset or lease liability unless reasonably certain to be exercised. The Company's operating leases have remaining lease terms of less than one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company's leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations was 6%.

December 31, 2019
Assets:
Right to Use Lease Asset	$34,418
Liabilities:
Operating Lease Liability	$34,943

On July 28, 2015, the Company entered into a 5-year lease for 6,500 square feet of office space to house its corporate offices. Under the terms of the lease, payments are $4,500 per month for the first 36 months of the lease and escalate thereafter.

Rent expense was $54,000 and $54,000 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s future lease obligations:

Year	Amount
2020 (Net of interest component of $1,057)	$34,943

Note 10. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s internal legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

Note 11. Stock-based Compensation

During the year ended December 31, 2019 and December 31, 2018, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of December 31, 2018, the Company determined to issue employees and services providers warrants instead of common stock. During the year ended December 31, 2019 and December 31, 2018, the Company’s expense for restricted shares to Company employees and service providers was $73,514 and $73,742, which was the result of the following activity:

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

The following table summarizes the Company’s restricted share award activity during the years ended December 31, 2019 and 2018:

	Restricted Shares	Weighted Average
	Common Stock	Grant Date Fair Value
Outstanding unvested at December 31, 2016	-	$-
Granted	430,227	0.92
Vested restricted shares	(430,227)	0.92
Forfeited	—	-
Outstanding unvested at December 31, 2017	-	$-
Granted	79,014	0.93
Vested restricted shares	(79,014)	0.93
Forfeited	-	-
Outstanding unvested at December 31, 2018	-	$-
Granted	73,041	0.33
Vested restricted shares	(73,041)	0.33
Forfeited	—	—
Outstanding unvested at December 31, 2019	—	$—

During the year ended December 31, 2019, the Company granted 73,041 restricted shares and recognized $24,108 in associated employee stock-based compensation expense. During the year ended December 31, 2018, the Company granted 79,014 restricted shares to Company employees and service providers and recognized $73,742 in associated stock-based compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same.

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

Warrants

In connection with his appointment to the Company’s board of directors on November 19, 2014, the Company granted its former board member, Vincent “Tripp” Keber, warrants to purchase up to two hundred and fifty thousand (250,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share, exercisable within five (5) years of the date of issuance on November 19, 2014. Concurrently, the Company agreed to award Mr. Keber an option to purchase three hundred thousand (300,000) shares of common stock at an exercise price of sixty-three cents ($0.63) per share. The warrants expired on November 19, 2019.

		Weighted Average
	Common Stock Warrants	Grant Date Fair Value
Outstanding unvested at December 31, 2015	250,000	$0.91
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2016	250,000	$0.91
Granted	50,000	0.93
Exercised	—	—
Expired or forfeited	—	—
Outstanding unvested at December 31, 2017	300,000	$0.91
Granted	2,085,000	0.58
Exercised	—	-
Expired or forfeited	(50,000)	0.93
Outstanding at December 31, 2018	2,335,000	$0.59
Granted	5,000	0.30
Exercised	(1,392,500)	0.20
Expired or forfeited	(250,000)	0.30
Outstanding at December 31, 2019	697,500	$0.30

The Company approved the cashless exercise of 1,392,500 warrants in 2019 by employees for a total of $151,906 in warrant expense for services rendered to the Company.

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31, 2019	December 31, 2018
Warrants	697,500	2,335,000
Stock payables	537,011	0
Total	1,234,511	2,335,000

Note 12. Income Taxes

The Tax Cuts and Jobs Act (the Tax Legislation) in the United States enacted on December 22, 2017 significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% effective January 1, 2018, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted us in fiscal 2018, including the change in the corporate income tax rate, while other provisions will be effective starting at the beginning of fiscal 2019. Accordingly, our federal statutory income tax rate for fiscal 2018 reflected a blended rate including State income tax of approximately 26%.

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2019 and 2018, respectively:

Tax benefit at the US statutory rate of 21% for 2019 and 2018	$14,267	$199,645
State income tax benefit	2,765	44,017
Non-deductible expenses including non-deductible pre-merger losses	—	—
Change in valuation allowance	(17,032)	(243,662)
Total income tax benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31, 2019	December 31, 2018
Net operating loss carryforwards	$3,632,101	$3,564,164
Beneficial Conversion feature	13,791	13,791
Allowance for Doubtful Accounts	37,677	2,635
Valuation allowance	(3,683,569)	(3,580,590)
Total deferred tax assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable. Accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2019 and 2018. Federal and state operating loss carry forwards are $3,632,101 and $3,564,164 as of December 31, 2019 and 2018, respectively and begin to expire in 2034. The years 2010 to 2018 remain subject to examination by the Company’s major tax jurisdictions.

Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Note 13. Stockholders’ Equity

Preferred Stock

The American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value.

No shares of preferred stock were issued and outstanding during the year ended December 31, 2019 and 2018.

Common Stock

As of December 31, 2019, we granted the following stock-based compensation awards pursuant to our 2015 Equity Incentive Plan (“Plan”). The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company. Ten million common shares are authorized under the Plan; 7,964,792 are outstanding as at December 31, 2019.

On January 16, 2019 the Company issued 39,708 common shares to Gayle Barr pursuant to services provide for the Company.

On September 9, 2019, the Company issued 33,333 common shares to Michael Schwanbeck (former CFO) pursuant to an executive employment agreement.

Note 14. Subsequent Events

On January 22, 2020, the Registrant reappointed its executive officers for 2020, including Terry Buffalo as the Registrant’s Principal Executive Officer; Ellis Smith as the Registrant’s Chief Development Officer; Jon Workman as the Registrant’s Vice President for the development of the Registrant’s Hemp Division; and, Tyler A. Schloesser, as the Registrant’s Chief Operations Officer.

On February 4, 2020, the Company issued 478,261 shares as part of the Company’s Equity Incentive Plan for services rendered in fiscal year 2019, which are included in Stock payable as of December 31, 2019.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

· we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

·	not performed a risk assessment and mapped our processes to control objectives.

·	we have not implemented comprehensive entity-level internal controls.

·	we have not implemented adequate system and manual controls; and

·	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2019.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

· We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

· Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

· While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

· We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We made the following changes to our internal control over financial reporting during the year ended December 31, 2019:

·	Appointed a certified public accountant as our Chief Financial Officer.

·	Implemented a formal quarterly review of financial information with our Chief Executive Officer, in comparison with quarterly budget with each managing director that oversees an operating segment. These individuals provide a certification that the operating results are accurate to the best of their knowledge.

·	Account reconciliations are now prepared for all material accounts and independently reviewed on a monthly basis

·	Implementation of an Inventory Tracking system with controls in place for verification of inventory numbers and Cost of Goods Sold.

·	Implementation of Revenue Recognition system with controls in place for verification of proof of deliverables and deliver of said deliverables

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2019.

Name	Principal Occupation	Age	Director Since

Ellis Smith	Chief Development Officer, Director	43	2014
Terry Buffalo	Chief Executive Officer, Director	55	2017
Tad Mailander	Principal, Mailander Law Office, Inc., Director	64	2018

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

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2019.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo(1)	Chief Executive Officer	55	2016
Ellis Smith	Chief Development Officer	43	2014
Michael Schwanbeck(2)	Chief Financial Officer	27	2018
David M. Godfrey	Chief Financial Officer	64	2019
Tyler A. Schloesser	Chief Operations Officer	29	2019
Jon Workman	Vice President	55	2019

Ellis Smith, Chief Development Officer. Mr. Smith’s biographical summary is included under “Our Board of Directors.”

Terry Buffalo, Chief Executive Officer; Interim Chief Financial Officer. Mr. Buffalo’s biographical summary is included under “Our Board of Directors.”(1)

Michael Schwanbeck, Chief Financial Officer, worked as a tax professional preparing and managing income tax returns for corporations, s-corps, partnerships, and individuals. Mr. Schwanbeck also has experience in auditing business organizations, and managing business taxes including sales tax, payroll tax, and property tax returns. Mr. Schwanbeck graduated from the University of Minnesota Duluth in December of 2014 with a bachelor’s degree in Accountancy and a minor in Mathematics. Mr. Schwanbeck was certified as a college business and math tutor though the College Reading & Learning Association. Mr. Schwanbeck is pending issuance of his certified public accountancy license in Colorado.(2)

David M. Godfrey, Chief Financial Officer, holds a Bachelor of Arts in Finance and Business awarded by Wichita State University, Wichita, Kansas. Mr. Godfrey was licensed and practiced as a certified public accountant from 1979 through 1984. From 2019 until his appointment with the Company, Mr. Godfrey was a consultant to Clifton Larson & Allen, a Certified Public Accounting firm in Denver, CO, and the Registrant’s Vice-President of Finance.

From 2015 to 2019 Mr. Godfrey was Vice President of Finance and Controller of Mac Acquisitions, LLC that operated Romano’s Macaroni Grill/Sullivan’s Steakhouse Denver, CO, where Mr. Godfrey supervised the financial information, reporting and infrastructure for a 130 plus restaurant units throughout United States, Dubai, Mexico, Japan and Germany; changed the accounting infrastructure from a third party provider and brought it in-house accounting, imaging, and reconciliations systems, saving over $500k in cash flow; and, developed Business Intelligence reporting system with Synergy Suites for data warehousing, data mining of operations daily financial data.

From 2012 through 2015, Mr. Godfrey was Corporate Controller of A’GACI, LLC San Antonio, TX , where he oversaw the financial information, reporting and infrastructure for a 50 plus unit Retail Apparel Company with locations in Texas, Tennessee, Florida, New York, Illinois, New Mexico Puerto Rico, Mexico and California.

From 2011-2012, Mr. Godfrey was Vice President of Finance of Emerald Foods, Houston, TX. Mr. Godfrey was responsible for the oversight of financial information, reporting and infrastructure for a 75-unit Wendy’s franchise, with locations in Texas and Louisiana. From 1999 to 2010, Mr. Godfrey was Chief Financial Officer for Palo Alto, Inc., Denver, CO, where he developed financial reporting standards for over 135 Multi Brand (YUM Brands) restaurants in multi states, with over $130 million in Gross Sales.

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

(1) Mr. Buffalo served also served as Interim Chief Financial Officer from August 26, 2019 until December 31, 2019, when the Company appointed David M. Godfrey Chief Financial Officer.

(2) Mr. Schwanbeck resigned his position as Chief Financial Officer on August 26, 2019.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2019 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2019.

Name and Principal Position	Year	Salary	Bonus ( $)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)(4)	All Other Compensation ($)	Total ($)
J. Michael Tuohey, Chief Financial	2018	-	-	-	―	15,000	15,000
Officer [1]	2017	-	-	-	―	66,000	66,000
	2016	-	-	-	―	34,050	34,050
Ellis Smith, Chief Development	2019	87,600	-	-	―	22,069	109,669
Officer	2018	87,600	-	-	―	-	87,600
	2017	87,600	-	-	―	29,792	117,392
	2016	86,949	-	-	―	-	86,949
Terry Buffalo, Chief Executive	2019	81,950	-	298,000	900,000	-	379,950
Officer	2018	81,950	-	-	―	-	81,950
	2017	81,950	-	178,000	200,000	2,316	262,266
	2016	62,327	-	-	―	-	62,327
R. Leslie Hymers, Chief Financial	2018	-	-	48,500	50,000	39,240	87,740
Officer [2]	2017	-	-	-	―	-	-
	2016	-	-	-	―	-	-
Michael Schwanbeck, Chief Financial	2019	48,508	-	15,533	63,333	-	64,041
Officer 3	2018	41,308	-	-	―	-	41,308
	2017	-	-	-	―	-	-
	2016	-	-	-	―	-	-
Tyler A. Schloesser, Chief Operations	2019	73,681	-	62,300	252,500	7,420	143,401
Officer	2018	63,296	-	-	―	-	63,296
	2017	-	-	15,860	20,000	-	15,860
	2016	-	-	55,650	52,500	-	55,650
Jon Worknam, Vice President	2019	71,970	-	18,000	100,000	3,145	93,115
Officer	2018	41,538	-		―	-	41,538
48

	2017	-	-	-	―	-	-
David M. Godfrey, Chief Financial Officer	2019	20,516	-	-	―	-	20,516

1). Mr. Tuohey was terminated on April 24, 2018
2). Mr. Hymers was appointed Chief Financial Officer on April 24, 2018 and resigned on June 18, 2018.
3). Mr. Schwanbeck was appointed Chief Financial Officer on April 21, 2018 and resigned on August 26, 2019. 4) Which are included and part of Stock payables as of December 31, 2019.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2018

As at December 31, 2018, we granted the following stock-based compensation awards to our named executive officers pursuant to our 2015 Equity Incentive Plan (“Plan”). The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company.

On September 27, 2018, the Company issued 50,000 shares to Robert L Hymers, III pursuant to contract.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2019

As of December 31, 2019, we granted the following stock-based compensation awards pursuant to our 2015 Equity Incentive Plan (“Plan”). The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company. Ten million common shares are authorized under the Plan; 7,964,792 are outstanding as at December 31, 2019.

Compensation of Directors & Executive Officers

The Board of Directors determined issued the following compensation for directors for fiscal year ended December 31, 2019:

On January 4, 2019, the Company issued 100,000 common shares to Ellis Smith.

On February 23, 2019, the Company issued 50,000 common shares to Tyler A. Schloesser.

On February 23, 2019, the Company issued 400,000 common shares to Terry L. Buffalo.

On April 3, 2019, the Company issued 100,000 common shares to Tad Mailander pursuant to his exercise of a cashless warrant.

On April 3, 2019, the Company issued 25,000 common shares to Michael Schwanbeck pursuant to his exercise of a cashless warrant.

On July 9, 2019, the Company issued 400,000 common shares to the Terry L. Buffalo Revocable Living Trust pursuant to its exercise of a cashless warrant.

On July 9, 2019, the Company issued 100,000 common shares to the Terry L. Buffalo Revocable Living Trust pursuant to its exercise of a cashless warrant.

On July 13, 2019, the Company issued 100,000 common shares to Jon Workman pursuant to his exercise of a cashless warrant.

On July 13, 2020, the Company issued 100,000 common shares to Tyler A. Schloesser pursuant to his exercise of a cashless warrant.

On July 13, 2019, the Company issued 102,500 common shares to Tyler A. Schloesser pursuant to his exercise of a cashless warrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 25, 2020 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Corey Hollister	10,198,303	19.25%
Ellis Smith	11,902,401	22.47%
Terry Buffalo	1,200,000	2.27%
Tad Mailander	150,000	0.20%
Tyler A. Schloesser	375,000	0.71%
Michael Schwanbeck	63,333	0.12%
David M. Godfrey	61,261	0.12%

All executive officers and directors as a group	23,950,298	45.12%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of warrants or the settlement of other equity awards.
(3)	Calculated on the basis of 53,456,866 shares of common stock outstanding as of March 25, 2020, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2019.

Equity Compensation Plan Information

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2019 by Hall &Co and 2018 by L&L, CPAs:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Audit fees (1)	115,127	16,000
Audit-related fees (2)	―	―
Tax fees (3)	5,550	―
All other fees (4)		―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Hall & Co, CPAs (2019) and L&L, CPAs (2018) in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees” by Hall & Co (2019) and L&L CPAs (2018).

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14A	5/16/2000
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	4/16/2013
2.2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	9/09/2014
3(i)	Articles of Incorporation		SB-2	10/12/1995
3(i)(a)	Amendment to Articles of Incorporation		14A	5/16/2000
3(i)(b)	Amendment to Articles of Incorporation		14c	4/16/2013
3(i)(c)	Amendment to Articles of Incorporation		14c	9/09/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	10/3/2014
3(ii)	By Laws		SB-2	10/12/1995
10	Material Contracts		14c	9/09/2014
16	Letter RE Change in Certifying Public Accountant		8-K	02/17/2015
17	Disclosures on Departures of Directors		8-K 14c	10/03/2014 9/09/2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.3	Consent of Independent Accountant	X

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

Date: March 30, 2020	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/Terry Buffalo Terry Buffalo Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Buffalo and David M. Godfrey and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Terry Buffalo	Chief Executive Officer and Director	March 30, 2020
Terry Buffalo

/S/ David M. Godfrey	Chief Financial Officer	March 30, 2020
David M. Godfrey

/S/ Ellis Smith	Chief Development Officer and Director	March 30, 2020
Ellis Smith

/S/ Tad Mailander	Director	March 30, 2020
Tad Mailander

