Form 10-Q
period 2020-03-31
American Cannabis Company, Inc.
filed 2020-05-15
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2020, and May 15, 2020, 53,456,866, shares of common stock were outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS:

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019.	3

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED).	4

	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED).	6

	NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	25

Item 1A.	RISK FACTORS	25

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
		25
Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	MINE SAFETY DISCLOSURE	25

Item 5.	OTHER INFORMATION	25

		26
Item 6.	EXHIBITS

SIGNATURES		27

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and Equivalents	$856,863	$945,181
Accounts Receivable, Net	115,596	95,655
Deposits	7,479	4,500
Inventory	81,030	53,310
Prepaid Expenses and Other Current Assets	35,638	30,847
Right to Use - Lease Asset	21,756	34,418
Total Current Assets	1,118,362	1,163,911

Property and Equipment - Net	39,311	40,042
TOTAL ASSETS	$1,157,673	$1,203,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$60,673	$9,748
Advances from Clients	157,699	112,959
Accrued and Other Current Liabilities	161,289	117,303
Stock payable	10,400	49,406
Operating Lease Liability	22,056	34,943
Total Current Liabilities	412,117	324,359

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 53,456,866 and 52,978,605 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	534	529
Additional paid-in capital	8,398,424	8,354,920
Accumulated deficit	(7,653,402)	(7,475,855)
Total Shareholders' Equity	745,556	879,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,157,673	$1,203,953

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For Three Months Ended	For Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues
Consulting Services	$224,375	$161,654
Product & Equipment	216,007	248,659
Total Revenues	440,382	410,313
Cost of Revenues
Cost of Consulting Services	92,126	33,927
Cost of Products and Equipment	136,241	192,423
Total Cost of Revenues	228,367	226,350
Gross Profit	212,015	183,963
Operating Expenses
General and Administrative	320,586	263,416
Selling and Marketing	70,407	75,339
Stock Based Compensation expense	4,503	43,744
Total Operating Expenses	395,496	382,499
Loss from Operations	(183,481)	(198,536)
Other income	5,934	4,250
NET LOSS	(177,547)	(194,286)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	53,051,982	51,975,689

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321

Shares issued for services	39,708		21,244		21,244
Exercise Cashless Warrants by employees	400,000	4	(4)		0
Stock-based compensation to employees	50,000	1	22,499		22,500
Net (Loss)				(194,286)	(194,286)
Balance, March 31, 2019	52,002,772	$520	$8,222,658	$(7,368,399)	$854,779

Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594

Stock-based compensation to employees	478,261	5	43,504		43,509
Net (Loss)				(177,547)	(177,547)
Balance, March 31, 2020	53,456,866	$534	$8,398,424	$(7,653,402)	$745,556

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(177,547)	$(194,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Bad Debt Expenses	22,500	2,293
Depreciation	3,000	962
Stock-base compensation to employees	4,503	22,500
Stock-base compensation to service providers	—	21,244
Changes in operating assets and liabilities:
Accounts receivable	(42,524)	(28,156)
Deposits	(2,895)	—
Inventory	(27,720)	15,473
Prepaid expenses and other current assets	(4,791)	9,400
Right to Use Lease Asset	12,662	—
Accounts Payable	50,925	(24,612)
Advances from Clients	44,740	18,869
Accrued and other current liabilities	43,985	(13,807)
Operating Lease Liability	(12,887)	—
Net Cash used in Operating Activities	$(86,049)	$(170,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,269)	(2,439)
Net Cash used in Investing Activities	$(2,269)	$(2,439)

NET DECREASE IN CASH	(88,318)	(172,559)

CASH AT BEGINNING OF PERIOD	945,181	1,086,565

CASH AT END OF PERIOD	$856,863	$914,006

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

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

Note 3. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation SX. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2020, and December 31, 2019, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $39,677. The Company recorded bad debt expense during the three months ended March 31, 2020 of $ 22,500 and $ 2,293 during the three months ended March 31, 2019.

Deposits

Deposits are comprised of advance payments made to third parties, for rent, utilities and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost using the first-in first-out and specific identification methods, unless and until the market for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the three months ended March 31, 2020, three customers accounted for 35.4 % of the Company’s total revenues for the period. In comparison for the three months ended March 31, 2019, three customers accounted for 37.2 % of the Company’s total revenue for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2020 and as of December 31, 2019.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of March 31, 2020 or December 31, 2019.

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

Revenue Recognition

During the first quarter of 2018, the Company follows accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606).

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended March 31, 2020 and 2019, sales returns were $ 0 comprised of product returns and replacement, respectively.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affectedby a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended March 31, 2020 and March 31, 2019, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2020 and March 31, 2019, these costs were $6,000 and $10,212, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2020 and 2019, stock-based compensation expense for restricted shares for Company employees and service providers was $4,503 (included in Stock Payable on the consolidated balance sheet) and $43,744, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the three months ended March 31, 2020, our research and development costs were $35 as compared to $196 for the three months ended March 31, 2019.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. Accordingly, we are subject to income tax now that the Company is a C Corp. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the three months ended March 31, 2020, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2020, and December 31, 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, the following will be required to be recognized for all leases (with the exception of short-term leases) as of the commencement date:

•	A lease liability, which is a lessee obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

•	Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

•	The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. The Company has adopted this pronouncement as of January 1, 2019 and determined such adoption did not have a material effect in the Company’s consolidated financial statements.

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

In August 2018, FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure of Fair Value Measurement. The Company has adopted this pronouncement as of January 1, 2020 and determined such adoption did not have a material effect on the Company’s consolidated financial statements.

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	March 31, 2020	December 31, 2019
Gross accounts receivable	$155,273	$135,332
Less: allowance for doubtful accounts	(39,677)	(39,677)
Accounts receivable, net	$115,596	$95,655

Our Advances from Clients had the following activity:
Amount
December 31, 2019	$112,959
Additional deposits received	246,615
Less: Deposits recognized as revenue	(201,875)
March 31, 2020	$157,699

Note 5. Inventory

Inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$49,369	$23,091
Finished goods	31,661	30,219
Total	$81,030	$53,310

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	March 31, 2020	December 31, 2019
Office equipment	$35,624	$35,624
Furniture and fixtures	7,240	7,240
Machinery and equipment	7,796	7,796
Work In Progress	13,204	10,935
Property and equipment, gross	63,864	61,595
Less: accumulated depreciation	(24,553)	(21,553)
Property and equipment, net	$39,311	$40,042

Note 7. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued Bonus	$—	$1,500
Accrued Payroll	5,496	16,173
Other Accrued Expenses & Payables	155,793	99,630
Accrued and other current liabilities	$161,289	$117,303

Note 8. Stock payable

The following summarizes the changes in common stock payable:
	Amount	Number of Shares
December 31, 2019	$49,406	537,011
Additional Expensed Incurred	4,503	—
Shares Issued for Expensed Incurred	(43,509)	(478,261)
March 31, 2020	$10,400	58,750

Note 9. Operating Lease Right-of-Use Asset/Operating Lease Liability

On July 28, 2015, we entered into a commercial real estate lease for 6,500 square feet of retail space in Denver, CO, with an initial term of five years and, at our option, one additional terms of five years. Rent is $6,000 per month, as well as our portion of real estate taxes and common area maintenance. We determined the present value of the future lease payments using a discount rate of 6%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $221,932, which are being amortized ratably over the term of the lease. As of March 31, 2020, the balance of the right-of-use asset was $21,756 and lease liability was $22,056. As of December 31, 2019, the balance of the right-of-use asset was $34,418 and lease liability was $34,943.

Rent expense was $13,500 and $13,500 for the three months ended March 31, 2020 and 2019, respectively.

In addition, the Company entered into a new lease agreement for a one-year term for an amount of $2,895 per month commencing on June 1, 2020. The new lease agreement is a 12-month lease, as such the Company has elected to use the practical expedient and therefore did not record a right-to-use asset or liability.

Note 10. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnerships. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

Note 11. Stock Based Compensation

During the three months ended March 31, 2020 and March 31, 2019, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of March 31, 2019, the Company determined to issue employees and services providers warrants instead of common stock. During the three months ended March 31, 2020 and March 31, 2019, the Company’s expense for restricted shares to Company employees and service providers was $4,503 and $43,744, which was the result of the following activity:

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

During the three months ended March 31, 2020, the Company granted 478,261 restricted shares which was part of the stock payable balance as of December 31, 2019. During the three months ended March 31, 2019, the Company granted 89,708 restricted shares to Company employees and service providers. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

Warrants

The Company approved the cashless exercise of 489,408 warrants as of March 31, 2019 by employees and services providers for a total of $43,744. As of March 31, 2020, the Company did not issue or approve any cashless warrants.

Note 11. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding as of March 31, 2020, and December 31, 2019.

Common Stock

In January 2020, the Company entered into employment agreements with existing executive and non-executive which include a total of 225,000 shares to be fully vested and issued in January 2021. In the event of termination, the Company will issue the shares to employees on a pro-rata basis as of the date of termination. Therefore, the Company recognized $4,503 in stock-based compensation expenses for such services incurred through March 31, 2020 on a pro-rata basis. None of these shares have been fully vested or issued as of March 31, 2020.

Note 12.   Commitments and Contingencies

Legal

To the best of our knowledge and belief, no material legal proceedings of merit are currently pending or threatened

Note 13. COVID 19

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

Note 14. Subsequent Events

On April 3, 2020, the Company’s Board of Directors approved by resolution the increase of the Company’s authorized shares from one hundred million to five hundred million common shares, par value of $0.00001 per share. On April 17, 2020, shareholders of the Company controlling 50.29 % of approved by written consent, pursuant to Title 8. Corporations Section 242, 228(a) and 103 of the General Corporation Law of the State of Delaware, an increase in the authorized shares of the company from one hundred million to five hundred million of common shares, par value of $0.00001 per share.

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

Results of Operations

For the three months ended March 31, 2020 compared to three months ended March 31, 2019.

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For Three Months Ended	For Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues
Consulting Services	$224,375	$161,654
Product & Equipment	216,007	248,659
Total Revenues	440,382	410,313
Cost of Revenues
Cost of Consulting Services	92,126	33,927
Cost of Products and Equipment	136,241	192,423
Total Cost of Revenues	228,367	226,350
Gross Profit	212,015	183,963
Operating Expenses
General and Administrative	320,586	263,416
Selling and Marketing	70,407	75,339
Stock Based Compensation expense	4,503	43,744
Total Operating Expenses	395,496	382,499
Loss from Operations	(183,481)	(198,536)
Other income	5,934	4,250
NET LOSS	(177,547)	(194,286)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	53,051,982	51,975,689

The accompanying notes are an integral part of these unaudited consolidated financial statements

Revenues

Total revenues were $440,382 for the three months ended March 31, 2020 as compared to $410,313 for the three months ended March 31, 2019, an increase of $30,069. Consulting service revenues were $224,375 or 51.0% of total revenues for the three months ended March 31, 2020, versus $161,654 or 39.4% of total revenues for the three months ended March 31, 2019. Our product and equipment revenues for the three months ended March 31, 2020 were $216,007 or 49.0% of total revenues, versus $248,659 or 60.6% of total revenues for three months ended March 31, 2019. The decrease in product and equipment revenue as percentage of total revenue was attributed to decreased client equipment orders with the company. The company increased its focus towards selling soil and consulting services for the three months ended March 31, 2020, while two facility buildouts were in progress during the three months ended March 31, 2019. The increase in our consulting service revenues for the three months ended March 31, 2020, reflects more states enacting legislation legalizing cannabis during the period.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended March 31, 2020, our total costs of revenues were $228,367, or 51.9% of total revenues. This compares to total costs of revenues for the three months ended March 31, 2019 of $226,350 or 55.2% of total revenues. For the three months ended March 31, 2020, consulting related costs were $92,126 or 20.9% of total revenue, as compared to costs of $33,927, or 8.3% of revenue for the three months ended March 31, 2019. Costs associated with products and equipment were $136,241, or 30.9% of total revenue for the three months ended March 31, 2020 as compared to $192,423, or 46.9% of total revenue for the three months ended March 31, 2019. As a percentage of revenue, the increase in costs associated to consulting services is attributed to the allocation of previous general and administrative salaries and wages to cost of consulting services. In previous years cost of consulting services was comprised of contract labor. In January 2020 management decided to employ contract labor and in addition, allocate current employees labor to cost of consulting services. As a percentage of revenues, the decrease in costs associated with product sales during the three months ended March 31, 2020, was attributed to increase in soil related product revenues and reduction in equipment related products sold during the three months ended March 31, 2019.

Gross Profit

Total gross profit was $212,015 for the three months ended March 31, 2020, comprised of consulting services gross profit of $132,249 and products and equipment gross profit of $79,766. This compares to total gross profit of $183,963 for the three months ended March 31, 2019, comprised of consulting services gross profit of $127,727 and products and equipment gross profit of $56,236. Total gross profits of the three months ended March 31, 2020 as compared to 2019 reflect an increase of $28,052. The increase in our consulting services gross profits reflects more states enacting legislation during the period legalizing cannabis, and so there is a corresponding increase in the demand for our consulting services. The increase in gross profits for products and equipment was due to the Company expanding its product sales to existing clients during the period. As a percentage of total revenues, gross profit was 48.1% for the three months ended March 31, 2020 compared to 44.8% for the three months ended March 31, 2019.

Operating Expenses

Total operating expenses were $395,496, or 89.8% of total revenues for the three months ended March 31, 2020, and $382,502 or 93.2% for the three months ended March 31, 2019. This increase in operating expenses is attributed to additional personnel and increase in bad debt expenses for the three months ended March 31, 2020.

Other Income

Other income for the three months ended March 31, 2020 was $5,934 as compared with income of $4,250 for the three months ended March 31, 2019. The increase in the Company other expense was attributed to an increase in sublease rent with existing sublease.

Net Loss

As a result of the factors discussed above, net loss for the three months ended March 31, 2020 was net loss of ($177,547) or (40.3%) of total revenues for the period, as compared to a net loss for the three months ended March 31, 2019 of ($194,286) or (47.4%) of total revenues for the period.

Liquidity and Capital Resources

As of March 31, 2020, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $856,863 and accounts receivable of $115,596. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for at least the next 12 months without needing to raise additional debt or equity funding. There is no guarantee we will have the ability to raise additional capital as needed through external equity financing transactions if required.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2020 was a use of ($86,049), attributed to an increase in accounts receivables of ($42,524) and inventory costs of ($27,720) and net loss of ($177,547), compared to net cash used by operating activities of ($170,120), consisting mainly of the net loss of ($194,286) for the three months ended March 31, 2019.

Investing Activities

For the three months ended March 31, 2020 and 2019, investing activities were a use of cash of $2,269 and $2,439 respectively.

Off Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2020	2019

Adjusted EBITDA reconciliation:
Net loss	$(177,547)	$(194,286)
Bad Debt Expense	22,500	2,293
Depreciation	3,000	962
Stock-based compensation to employees	4,503	22,500
Stock issued for settlement	—	0
Stock-based compensation to service providers	0	21,244
Adjusted EBITDA	$(147,544)	$(147,287)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Changes in Internal Controls

The Company had the following reportable changes to its internal controls over financial reporting for the period covered by this report.

· Implemented a formal quarterly review of financial information with our Chief Executive Officer, in comparison with quarterly budget with each managing director that oversees an operating segment.  These individuals provide a certification that the operating results are accurate to the best of their knowledge.

· Implementation of an Inventory Tracking system with controls in place for verification of inventory numbers and Cost of Goods Sold.

· Implementation of Revenue Recognition system with controls in place for verification of proof of deliverables and delivery of said deliverables

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Buffalo, our principal executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court. The complaint seeks a declaratory judgement and damages relating to Ms. Turoff’s allegations that while working for the Company, she was misclassified as an independent contractor when she was allegedly an employee of the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful terminations. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. The case is currently in litigation.

ITEM 1A.	RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and three months ended March 31, 2020 or 2019.

ITEM 4.	MINE SAFTEY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2	Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.3	Common Stock Purchase Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.
10.4	Registration Rights Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.

10.5	Office lease dated June 1, 2020, Harris & Gray, LLC dba Green Spaces

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

American Cannabis Company, Inc.

Date: May 15, 2020

By: /s/Terry Buffalo

Terry Buffalo, Chief Executive Officer

Date: May 15, 2020

By: /s/David M. Godfrey

David M. Godfrey, Chief Financial Officer

