Form 10-Q
period 2020-06-30
American Cannabis Company, Inc.
filed 2020-08-07
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1116625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2590 Walnut #6
Denver, Colorado	80205
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2020, and August 6, 2020, 54,206,866 shares and 55,485,371 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and Equivalents	$895,444	$945,181
Accounts Receivable, Net	61,692	95,655
Deposits	2,895	4,500
Inventory	98,783	53,310
Prepaid Expenses and Other Current Assets	30,501	30,847
Right to Use - Lease Asset	8,921	34,418
Total Current Assets	1,098,236	1,163,911

Property and Equipment - Net	33,216	40,042
TOTAL ASSETS	$1,131,452	$1,203,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$173,508	$9,748
Advances from Clients	52,316	112,959
Accrued and Other Current Liabilities	127,804	117,303
Stock payable	30,059	49,406
Operating Lease Liability	8,996	34,943
Total Current Liabilities	392,683	324,359

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 54,206,866 and 52,978,605 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	541	529
Additional paid-in capital	8,493,392	8,354,920
Accumulated deficit	(7,755,165)	(7,475,855)
Total Shareholders' Equity	738,768	879,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,131,452	$1,203,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues
Consulting Services	$131,238	$492,184	$355,613	$653,838
Product & Equipment	418,675	238,784	634,682	487,443
Total Revenues	549,913	730,968	990,295	1,141,281
Cost of Revenues
Cost of Consulting Services	22,429	79,324	114,555	113,251
Cost of Products and Equipment	287,368	150,741	423,609	343,163
Total Cost of Revenues	309,797	230,065	538,164	456,414
Gross Profit	240,116	500,903	452,131	684,867
Operating Expenses
General and Administrative	240,187	262,748	560,773	526,166
Selling and Marketing	92,621	78,399	163,028	153,738
Stock Based Compensation expense	19,659	—	24,162	43,744
Total Operating Expenses	352,467	341,147	747,963	723,648
Income (loss) from Operations	(112,351)	159,756	(295,832)	(38,781)
Other income	10,588	13,267	16,522	17,517
NET INCOME (LOSS)	(101,763)	173,023	(279,310)	(21,264)

Basic and diluted net loss per common share	$(0.00)	$0.00	(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	54,206,866	51,611,448	53,460,270	52,074,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321

Shares issued for services	39,708	1	43,743		43,744
Exercise Cashless Warrants by employees	400,000	4	(4)		—
Stock-based compensation to employees	50,000				—
Net Loss				(194,286)	(194,286)
Balance, March 31, 2019	52,002,772	$520	$8,222,658	$(7,368,399)	$854,779
Exercise Cashless Warrants by employees	135,000	1	(1)		(1)
Stock-based compensation granted to employees	—	—	—		—
Shares issued for cash					—
Net Income				173,022	173,022
Balance, June 30, 2019	52,137,772	$521	$8,222,657	$(7,195,377)	$1,027,800

Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594

Stock-based compensation to employees	478,261	5	43,504		43,509
Shares issued for cash					0
Net Loss				(177,547)	(177,547)
Balance, March 31, 2020	53,456,866	$534	$8,398,424	$(7,653,402)	$745,556
Stock-based compensation granted to employees	—	—	—	—	—
Shares issued for cash and receivables	750,000	7	94,968		94,975
Net Loss				(101,763)	(101,763)
Balance, June 30, 2020	54,206,866	$541	$8,493,392	$(7,755,165)	$738,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(279,310)	$(21,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of assets	(500)
Allowance for Bad Debt Expenses	—	43,774
Depreciation	7,095	1,893
Stock-based compensation to employees	24,162	—
Stock-based compensation to service providers	—	43,743
Changes in operating assets and liabilities:
Accounts receivable	59,435	(221,714)
Deposit	1,605	—
Inventory	(45,473)	20,609
Prepaid expenses and other current assets	346	(5,056)
Right to Use Lease Asset	25,497	—
Accounts Payable	163,761	(9,043)
Advances from Clients	(60,643)	(926)
Accrued and other current liabilities	10,501	(17,152)
Operating Lease Liability	(25,947)	—
Net Cash used in Operating Activities	$(119,471)	$(165,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,269)	(3,302)
Proceeds from sale of assets	2,500	—
Net Cash used in Investing Activities	$231	$(3,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	69,503	—
Net cash Provided by Financing Activities	$69,503	$—

NET DECREASE IN CASH	(49,737)	(168,438)

CASH AT BEGINNING OF PERIOD	945,181	1,086,565

CASH AT END OF PERIOD	$895,444	$918,127

Supplemental disclosure of cash flow information:
Stock issued for receivables	$25,472	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation.

The condensed consolidated financial statements include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

Note 3. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation SX. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of six months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of June 30, 2020, and December 31, 2019, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $39,677. The Company recorded bad debt expense during the six months ended June 30, 2020 of $ 22,983 and $ 43,774 during the six months ended June 30, 2019.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

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

Significant Clients and Customers

For the six months ended June 30, 2020, no customers accounted for more than 10% of the Company’s total revenues for the period. Compared to for the six months ended June 30, 2019 three customers accounted for 30.4 % of the Company’s total revenues for the period.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2020 and December 31, 2019.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of June 30, 2020 or December 31, 2019.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on six levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

We may also enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations.  These contracts are typically fulfilled within one to six months.  Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the Six months ended June 30, 2020 and 2019, sales returns were comprised of product returns and replacement, and were $0 and $15,528, respectively.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended June 30, 2020 and June 30, 2019, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Selling and Marketing costs are included as a component of selling and marketing expense and are expensed as incurred. During the Six months ended June 30, 2020 and June 30, 2019, these costs were $8,489 and $78,399, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the six months ended June 30, 2020 and 2019, stock-based compensation expense for restricted shares for Company employees and service providers was $24,162 and $43,744, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the Six months ended June 30, 2020, our research and development costs were $35 as compared to $196 for the Six months ended June 30, 2019.

Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the six months ended June 30, 2020, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2020, and December 31, 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). The Company has adopted this pronouncement as of January 1, 2019 and determined such adoption did not have a material effect in the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted for any organization in any interim or annual period. The Company has adopted this pronouncement as of January 1, 2019 and determined such adoption did not have a material effect in the Company’s condensed consolidated financial statements.

In June 2018, FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvement to Non-Employee Share Based Payment Accounting This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Adoption of this ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

In August 2018, FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure of Fair Value Measurement. The amendments in ASU 2018-13 becomes effective for public entities with fiscal years beginning after December 15, 2019. The Company is currently evaluating the effects, if any, that the application of ASU 2018-13 will have on disclosures associated with fair value measurement. The Company has adopted this pronouncement as of January 1, 2020, determined such adoption did not have a material impact on the Company condensed consolidated financial statements.

In December 2019, FASB issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the update simplify the accounting for income taxes by removing the following exceptions:

1

Exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income).

2	Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment.
3	Exception to the ability not to recognize a deferred tax liability for foreign subsidiary when a foreign equity method investment becomes a subsidiary.
4	Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in the update also simplify the accounting for income taxes by doing the following:

1	Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.
2

Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

3

Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis)

for a legal entity that is both not subject to tax and disregarded by the taxing authority.

4	Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.
5	Making minor Codification improvements for income taxes relating to employee stock ownership plans and investments in qualified affordable housing projects accounted for by using the equity method.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company believes that adoption of the ASU will not have a material effect on its financial statements.

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	June 30, 2020	December 31, 2019
Accounts receivable - Trade	$75,897	$135,332
Account receivable - Stock	25,472	0
Less: allowance for doubtful accounts	(39,677)	(39,677)
Accounts receivable, net	$61,692	$95,655

Accounts receivable - Stock was collected in full on July 7, 2020.

Our Advances from Clients had the following activity:

Amount
December 31, 2019	$112,959
Additional deposits received	320,567
Less: Deposits recognized as revenue	-381,210
June 30, 2020	$52,316

Note 5. Inventory

Inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$77,461	$23,091
Finished goods	21,322	30,219
Total	$98,783	$53,310

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	June 30, 2020	December 31, 2019
Office equipment	$35,624	$35,624
Furniture and fixtures	7,240	7,240
Machinery and equipment	2,796	7,796
Software	13,204	—
Work In Progress	—	10,935
Property and equipment, gross	58,864	61,595
Less: accumulated depreciation	(25,648)	(21,553)
Property and equipment, net	$33,216	$40,042

 Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued Bonus	$—	$1,500
Accrued Payroll	16,453	16,173
Other Accrued Expenses & Payables	111,351	99,630
Accrued and other current liabilities	$127,804	$117,303

  Note 8. Stock payable

The following summarizes the changes in common stock payable:

	Amount	Number of Shares
December 31, 2019	$49,406	537,011
Additional Expensed Incurred	24,162	0
Shares Issued for Expensed Incurred	(43,509)	(478,261)
June 30, 2020	$30,059	58,750

Note 9. Operating Lease Right-of-Use Asset/Operating Lease Liability

On July 28, 2015, we entered into a commercial real estate lease for 6,500 square feet of retail space in Denver, CO, with an initial term of five years and, at our option, one additional terms of five years. Rent is $6,000 per month, as well as our portion of real estate taxes and common area maintenance. We determined the present value of the future lease payments using a discount rate of 6%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $221,932, which are being amortized ratably over the term of the lease. As of June 30, 2020, the balance of the right-of-use asset was 8,921 and lease liability was $8,996.

Rent expense was $29,975 and $27,000 for the six months ended June 30, 2020 and 2019, respectively.

In addition, the Company entered into a new lease agreement for a one-year term for an amount of $2,895 per month commencing on June 1, 2020. The new lease agreement is a 12-month lease and therefore, the Company has elected to use the practical expedient and did not record a right to use asset or liability.

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

Note 11. Stock Based Compensation

During the Six months ended June 30, 2020 and June 30, 2019, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of June 30, 2019, the Company determined to issue employees and services providers warrants instead of common stock. During the Six months ended June 30, 2020 and June 30, 2019, the Company’s expense for restricted shares to Company employees and service providers was $24,162 and $43,744, which was the result of the following activity:

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

During the six months ended June 30, 2020, the Company granted 478,261 restricted shares which was payable of December 31, 2019. During the six months ended June 30, 2019, the Company granted 89,708 restricted shares to Company employees and service providers and recognized $43,744 in associated stock-based compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

Warrants

The Company approved the cashless exercise of 535,000 warrants as of June 30, 2019 by employees for a total of $43,744. As of June 30, 2020, there were no outstanding warrants and the Company did not issue or approve any cashless warrants for the six months then ended.

Note 12. Stockholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the six months ended June 30, 2020, and 2019 respectively.

Common Stock

During the six months ended June 30, 2020, the Company issued 478,261 common shares as part of the 2015 Equity Incentive Plan to executive management and non-executive management personnel, for services rendered through and payable as of December 31, 2019.

In January 2020, the Company entered into employment agreements with existing executive and non-executive which include a total of 225,000 shares to be fully vested and issued in January 2021. In the event of termination, the Company will issue the shares to employees on a pro-rata basis as of the date of termination. Therefore, the Company recognized $19,347 in stock-based compensation expenses for such services incurred through June 30, 2020 on a pro-rata basis. None of these shares have been fully vested or issued as of June 30, 2020.

Note 13.   Commitments and Contingencies

Legal

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development office and director, in Denver County District Court. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company. The action is in preliminary stage, and there is no reasonable basis to determine or reasonably calculate a contingent legal liability expense as of the date of this filings.

Note 14. COVID 19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In June 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Note 15. Subsequent Events

Pursuant to its active S-1 Registration Statement, the Company made the following previously undisclosed sales of registered common stock to White Lion Capital, LLC:

On July 17, 2020, the Company sold 600,000 registered common shares to White Lion in exchange for $60,932.

On July 27, 2020, the Company sold 600,000 registered common shares to White Lion in exchange for $57,466 .

On July 6, 2020, the Company issued 53,450 common shares to Ellis Smith as a bonus under its 2015 Equity Incentive Plan.

On July 6, 2020, the Company issued 25,055 common shares to Tyler A. Scholesser as a bonus under its 2015 Equity Incentive Plan.

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

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Results of Operations

For the three and six months ended June 30, 2020 and 2019.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues
Consulting Services	$131,238	$492,184	$355,613	$653,838
Product & Equipment	418,675	238,784	634,682	487,443
Total Revenues	549,913	730,968	990,295	1,141,281
Cost of Revenues
Cost of Consulting Services	22,429	79,324	114,555	113,251
Cost of Products and Equipment	287,368	150,741	423,609	343,163
Total Cost of Revenues	309,797	230,065	538,164	456,414
Gross Profit	240,116	500,903	452,131	684,867
Operating Expenses
General and Administrative	240,187	262,748	560,773	526,166
Selling and Marketing	92,621	78,399	163,028	153,738
Stock Based Compensation expense	19,659	—	24,162	43,744
Total Operating Expenses	352,467	341,147	747,963	723,648
Income (loss) from Operations	(112,351)	159,756	(295,832)	(38,781)
Other income	10,588	13,267	16,522	17,517
NET INCOME (LOSS)	(101,763)	173,023	(279,310)	(21,264)

Basic and diluted net loss per common share	$(0.00)	$0.00	(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	54,206,866	51,611,448	53,460,270	52,074,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Revenues

Total revenues were $549,913 for the three months ended June 30, 2020 as compared to $730,968 for the three months ended June 30, 2019, a decrease of $181,055. Total revenues were $ 990,295 for the six months ended June 30, 2020 as compared to $1,141,281 for the six months ended June 30, 2019, a decrease of $150,986. Consulting service revenues were $131,238 or 23.9% of total revenues for the three months ended June 30, 2020, versus $492,184 or 67.3% of total revenues for the three months ended June 30, 2019. Consulting service revenues for the six months ended June 30, 2020 were $355,613 or 35.9 % of total revenues compared to $ 653,838 or 57.3 % of total revenues for the six months ended June 30, 2019. Our product and equipment revenues for the three months ended June 30, 2020 were $418,675 or 76.1% of total revenues, versus $238,784 or 32.7% of total revenues for three months ended June 30, 2019. Product and equipment revenues for the six months ended June 30, 2020 were $ 634,682 or 64.1 % of total revenues compared to $ 487,443 or 42.7% of total revenues for the six months ended June 30, 2019. The increase in product and equipment revenue as percentage of total revenue was attributed to management aggressive selling and marketing efforts commencing in 2020. The company increased its focus towards selling soil for the three months ended June 30, 2020. The decrease in our consulting service revenues for the three months ended June 30, 2020, reflects Covid 19 effects on states that decided to delay enacting legislation to legalizing cannabis during the period.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended June 30, 2020, our total costs of revenues were $309,797, or 57.0% of total revenues. This compares to total costs of revenues for the three months ended June 30, 2019 of $230,065 or 31.5% of total revenues. Total costs of revenues for the six months ended June 30, 2020 were $ 538,164 or 54.3% of total revenues. Compared to $ 456,414 or 40.0% of total revenues for the six months ended June 30, 2019. For the three months ended June 30, 2020, consulting related costs were $22,429 or 4.1% of total revenue, as compared to costs of $79,324, or 10.9% of revenue for the three months ended June 30, 2019. As a percentage of revenue, the decrease in costs associated to consulting services is attributed to the allocation of previous general and administrative salaries and wages to cost of consulting services. In previous years cost of consulting services was comprised of contract labor. In January 2020 management decided to employ contract labor and in addition, allocate current employees labor based on earned revenue to cost of consulting services. Consulting related cost for the six months ended June 30, 2020 were $ 114,555 or 11.6% of total revenues, compared to $ 113,251 or 9.9% of total revenues for the six months ended June 30, 2019. Costs associated with products and equipment were $287,368, or 52.3% of total revenue for the three months ended June 30, 2020 as compared to $150,741, or 20.6% of total revenue for the three months ended June 30, 2019. As a percentage of revenues, the increase in costs associated with product sales during the three months ended June 30, 2020, was attributed to increase in soil related product costs, new product line promotions and reduction in equipment related products sold during the three months ended June 30, 2019. For the six months ended for June 30, 2020 the cost associated with product sales amount to $ 423,609 or 42.8% of total revenues compared to $ 343,163 or 30.1% of total revenues for the six months ended June 30, 2019.

Gross Profit

Total gross profit was $240,116 for the three months ended June 30, 2020, comprised of consulting services gross profit of $108,809 and products and equipment gross profit of $131,307. This compares to total gross profit of $500,903 for the three months ended June 30, 2019, comprised of consulting services gross profit of $412,860 and products and equipment gross profit of $88,043. Total gross profits of the three months ended June 30, 2020 as compared to 2019 reflect a decrease of $260,787. The decrease in our consulting services gross profits reflects the effects of Covid 19 on states that delayed enacting legislation during the period to legalizing cannabis, and so there is a corresponding decrease in the demand for our consulting services. The decrease in gross profits for products and equipment was due to the Company expanding its product line in large quantity container (“Tote”) selling at lower margins as a promotion to clients during the period. As a percentage of total revenues, gross profit was 43.0% for the three months ended June 30, 2020 compared to 68.5% for the three months ended June 30, 2019. For the six months ended June 30, 2020 gross profit was $ 452,131 or 45.7% of total revenues compared to $ 684,867 or 60.0% of total revenues.

Operating Expenses

Total operating expenses were $352,467, or 64.1% of total revenues for the three months ended June 30, 2020, and $341,187 or 46.7% for the three months ended June 30, 2019. This increase in operating expenses is attributed to in auditing services, credit cards fees attributed to increase in Sohum Soil sales, business licenses and stock issuance fees for the three months ended June 30, 2020. For the six months ended June 30, 2020 total operating expenses amounted to $ 747,963 or 75.5% of total revenues compared to $ 723,648 or 63.4% of total revenues for the six months ended June 30, 2019.

Other Income

Other income for the three months ended June 30, 2020 was $10,588 as compared with income of $13,267 for the three months ended June 30, 2019. Other income for the six months ended June 30, 2020 were $ 16,522 as compared with income of $ 17,517 for the six months ended June 30, 2019.

Net Loss

As a result of the factors discussed above, net loss for the three months ended June 30, 2020 was net loss of ($101,763) or (18.5%) of total revenues for the period, as compared to a net income for the three months ended June 30, 2019 of $173,023 or 23.7% of total revenues for the period. The net loss for the six months ended as of June 30, 2020 of ($ 279,310) or (28.2%) of total revenues compared to ($21,264) or (1.9%) of total revenues for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $895,444 and accounts receivable of $61,692. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our acquisitions, operational and general and administrative expenses for at least the next 12 months.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was a use of ($119,471), consisting of increases in inventory costs of ($45,473), reduction in advances from clients of ($60,643), offset by increases in accounts payable of $163,761 and collection of receivables decreasing by $ 59,435 with a net loss of ($279,310), compared to net cash used by operating activities of ($165,136), consisting mainly of the increase in receivables of ($221,714) for the six months ended June 30, 2019.

Investing Activities

For the six months ended June 30, 2020 and 2019, investing activities were a use of cash of ($ 231) and $3,302 respectively.

Off Balance Sheet Arrangements

As of June 30, 2020, and December 31, 2019, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

We use Adjusted EBITA, a Non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation, and certain nonrecurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2020	2019

Adjusted EBITDA reconciliation:
Net loss	$(279,310)	$(21,264)
Bad Debt Expense	22,983	43,774
Depreciation	7,095	1,893
Stock-based compensation to employees	24,162	—
Stock issued for settlement	—	—
Stock-based compensation to service providers	—	43,744
Adjusted EBITDA	$(225,070)	$68,147

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of June 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2019.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No transactions meeting the reporting requirements of this item occurred during the periods covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the Six and Six months ended June 30, 2020 or 2019.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Amended and Restated Investment Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.2	Amended and Restated Registration Rights Agreement dated August 4, 2016 between the Company and Tangiers Global, LLC.

10.3	Common Stock Purchase Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.

10.4	Registration Rights Agreement dated October 11, 2019 between the Company and White Lion Capital, LLC [incorporated herein by reference from the Company’s Form 8-K dated October 15, 2019 and Form S-1/A filed on October 31, 2019.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Consent of Independent Accountant

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

American Cannabis Company, Inc.

Date: August 6, 2020

By: /s/ Terry Buffalo

Terry Buffalo, Chief Executive Officer

Date: August 6, 2020

By: /s/ David M. Godfrey

David M. Godfrey, Chief Financial Officer

