Form 10-Q
period 2020-09-30
American Cannabis Company, Inc.
filed 2020-11-12
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At September 30, 2020 and October 31, 2020, 59,235,371 and 61,322,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(UNAUDITED)
ASSETS
Current Assets
Cash and Equivalents	$1,194,731	$945,181
Accounts Receivable, Net	10,914	95,655
Deposits	2,895	4,500
Inventory	100,772	53,310
Prepaid Expenses and Other Current Assets	20,624	30,847
Right to Use - Lease Asset	—	34,418
Total Current Assets	1,329,936	1,163,911

Property and Equipment - Net	29,560	40,042
TOTAL ASSETS	$1,359,496	$1,203,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$20,293	$9,748
Advances from Clients	169,337	112,959
Accrued and Other Current Liabilities	65,867	117,303
Stock payable	18,198	49,406
Loan Payable	109,914	—
Operating Lease Liability	—	34,943
Total Current Liabilities	383,609	324,359

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 59,235,371 and 52,978,605 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	591	529
Additional paid-in capital	8,865,039	8,354,920
Accumulated deficit	(7,889,743)	(7,475,855)
Total Shareholders' Equity	975,887	879,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,359,496	$1,203,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues
Consulting Services	$71,000	$593,175	$426,613	$1,247,013
Product & Equipment	197,709	131,457	832,391	618,900
Total Revenues	268,709	724,632	1,259,004	1,865,913

Cost of Revenues
Cost of Consulting Services	24,425	152,190	138,980	265,441
Cost of Products and Equipment	133,036	139,603	556,645	482,766
Total Cost of Revenues	157,461	291,793	695,625	748,207
Gross Profit	111,248	432,839	563,379	1,117,706

Operating Expenses
General and Administrative	195,864	319,660	780,799	889,569
Selling and Marketing	85,074	77,102	248,102	230,840
Total Operating Expenses	280,938	396,762	1,028,901	1,120,409
Income (Loss) from Operations	(169,690)	36,077	(465,523)	(2,703)

Other Income (Expense)
Interest (expense)	(1,788)	—	(2,865)	—
Other income	36,900	10,059	54,499	27,576
Total Other Income (Expense)	35,112	10,059	51,634	27,576

Net (Loss) Income	(134,578)	46,136	(413,888)	24,873
Income Tax Expense (benefit)	—	—	—	—
NET (LOSS) INCOME	$(134,578)	$46,136	$(413,888)	$24,873

Basic net (loss) income per common share	$(0.00)	$0.00	(0.01)	$0.00
Basic weighted average common shares outstanding	56,500,827	52,408,963	54,477,280	52,408,963
Diluted net(loss) income per common share	$(0.00)	$0.00	$(0.01)	$0.00
Diluted weighted average common shares outstanding	56,500,827	53,106,463	54,477,280	53,106,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	52,137,772	$521	$8,222,657	$(7,195,377)	$1,027,801
Shares issued for services	(50,000)	(1)	(22,499)	—	(22,500)
Warrants to employees	857,500	9	64,556	—	64,565
Stock-based compensation to employees	33,333	—	2,864	—	2,864
Shares issued for settlements	—	—	(2,450)	—	(2,450)
Net Income	—	—	—	46,136	46,136
Balance, September 30, 2019	52,978,605	$529	$8,265,128	$(7,149,240)	$1,116,417

Balance, June 30, 2020	54,206,866	$541	$8,493,392	$(7,755,165)	$738,768
Shares issued for services	78,505	1	7,065	—	7,066
Shares issued for cash	4,950,000	49	364,582	—	364,631
Net Loss	—	—	—	(134,578)	(134,578)
Balance, September 30, 2020	59,235,371	$591	$8,865,039	$(7,889,743)	$975,887

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321
Shares issued for services	39,708	1	21,244	—	21,245
Warrants to employees	1,392,500	13	64,551	—	64,564
Stock-based compensation to employees	33,333	—	2,864	—	2,864
Shares issued for settlement	—	—	(2,450)	—	(2,450)
Net Income	—	—	—	24,873	24,873
Balance, September 30, 2019	52,978,605	$529	$8,265,128	$(7,149,240)	$1,116,417

Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	478,261	4	43,502	—	43,506
Stock issued for services	78,505	1	7,065	—	7,066
Shares issued for cash	5,700,000	57	459,552	—	459,609
Net Loss	—	—	—	(413,888)	(413,888)
Balance, September 30, 2020	59,235,371	$591	$8,865,039	$(7,889,743)	$975,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(413,888)	$24,873
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of assets	(500)	—
Allowance for Bad Debt Expenses	9,032	56,955
Depreciation	11,070	3,533
Stock-based compensation to employees	12,300	88,673
Stock issued for other expense	—	(2,450)
Stock issued for services	7,066	—
Changes in operating assets and liabilities:
Accounts receivable	75,705	(341,370)
Inventory	(47,462)	11,161
Prepaid expenses and other current assets	10,222	33,599
Other non-current assets	1,605	—
Right to Use Lease Asset	34,418	—
Accounts Payable	10,546	(47,343)
Advances from Clients	56,378	(80,436)
Accrued and other current liabilities	(51,436)	79,738
Operating Lease Liability	(34,943)	—
Net Cash used in Operating Activities	$(319,886)	$(173,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,588)	(27,602)
Proceeds from sale of assets	2,500	.
Net Cash used in Investing Activities	$(88)	$(27,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	109,914	—
Proceeds from sale of common stock	459,609	—
Net cash Provided by Financing Activities	$569,523	$—

NET INCREASE (DECREASE) IN CASH	249,549	(200,669)

CASH AT BEGINNING OF PERIOD	945,181	1,086,565

CASH AT END OF PERIOD	$1,194,730	$885,896

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

Note 3. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Use of Estimates in Financial Reporting

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the unaudited condensed consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete unaudited condensed consolidated financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited condensed consolidated financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of September 30, 2020, and December 31, 2019, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $24,980 and $39,677, respectively. The Company recorded bad debt expense during the nine months ended September 30, 2020 of $9,032 and $56,955 during the nine months ended September 30, 2019.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost (net realizable value) using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of September 30, 2020, and December 31, 2019, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the nine months ended September 30, 2020, one customer accounted for 11.26% of the Company’s total revenues for the period.

At September 30, 2020, five customers account for 87.01% of accounts receivables, net. At September 30, 2019, four customers account for 86.96% of accounts receivable, net.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2020.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of September 30, 2020 or December 31, 2019.

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

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

(1)	Identify the contract with the Customer. Our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

(2)	Identify the performance obligations in the contract. We have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon delivery to our customers’ locations, with no right of return or further obligations.

(3)	Determination of the transaction price. Prices are typically fixed, and no price protections or variables are offered.

(4)	Allocation of the transaction price to the performance obligations in the contract. Transaction prices are typically allocated to the performance obligations outlined in the contract.

(5)	Recognize Revenue when (or as) the entity satisfies a performance obligation. We typically require a retainer for all or a portion of the goods or services to be delivered. We recognize revenue as the performance obligations detailed in the contract are met.

Advances from Clients deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received.  Where possible, we obtain retainers to lessen our risk of non-payment by our customers.  Advances from Clients deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the nine months ended September 30, 2020 and 2019, sales returns were $110 and $51,078 comprised of product returns and replacement, respectively, and are not recorded in revenues in said periods.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or, (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services.

For hourly based fixed fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account, and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the nine months ended September 30, 2020 and 2019, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are recognized as a liabilities and paid to the appropriate government entities.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the nine months ended September 30, 2020 and 2019, these costs were $8,489 and $24,120, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the nine ended September 30, 2020 and 2019, stock-based compensation expense for restricted shares for Company employees and service providers was $12,300 and $49,058, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the nine months ended September 30, 2020, our research and development costs were $35 as compared to $333 for the nine months ended September 30, 2019.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the nine months ended September 30, 2020, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2020, and December 31, 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Loss Per Common Share

The Company reports net (loss) income per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share is equal to basic earnings per share because there are no potential dilatable instruments that would have an anti-dilutive effect on earnings. Diluted net loss per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

The Company has reviewed and implemented all new accounting pronouncements issued in the nine months ended September 30, 2020 that may have a future impact on its Financial Statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is still evaluating the impact this guidance will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, "Investments — Equity Securities: Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" ("ASU No. 2020-01"). ASU No. 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, "Investments — Equity Securities" immediately before applying or upon discontinuing the equity method of accounting in ASC 323, "Investments—Equity Method and Joint Ventures." The provisions of ASU No. 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. The Company is still evaluating the impact this guidance will have on its consolidated financial statements.

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	September 30, 2020	December 31, 2019
Accounts receivable - Trade	$35,894	$138,771
Less: allowance for doubtful accounts	(24,980)	(43,116)
Accounts receivable, net	$10,914	$95,655

The Company had bad debt expense during the nine months ended September 30, 2020 of $9,032, whereas bad debt expense during the nine months ended September 30, 2019 was $56,955.

Our Advances from Clients had the following activity:

Amount
December 31, 2019	$112,959
Additional deposits received	509,840
Less: Deposits recognized as revenue	(453,462)
September 30, 2020	$169,337

Note 5. Inventory

Inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$44,841	$23,091
Finished goods	55,931	30,219
Total	$100,772	$53,310
13

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	September 30, 2020	December 31, 2019
Office equipment	$35,624	$35,624
Furniture and fixtures	7,240	7,240
Machinery and equipment	2,796	7,796
Software	13,204	—
Work In Progress	—	10,935
Property and equipment, gross	58,864	61,595
Less: accumulated depreciation	(29,304)	(21,553)
Property and equipment, net	$29,560	$40,042

During the nine months ended September 30, 2020, machinery with a book value of $2,000 was sold for cash of $2,500, a gain of $500 was recognized on the sale.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued Bonus	$—	$1,500
Accrued Payroll	11,276	16,173
Accrued Interest	1,527	—
Other Accrued Expenses & Payables	53,064	99,630
Accrued and other current liabilities	$65,867	$117,303

Note 8. Stock payable

The following summarizes the changes in common stock payable:

	Amount	Number of Shares
December 31, 2019	$49,406	537,011
Additional Expensed Incurred	12,300	163,082
Shares Issued for Expensed Incurred	(43,508)	(478,261)
September 30, 2020	$18,198	221,832

Note 9. Operating Lease Right-of-Use Asset/Operating Lease Liability

On June 1, 2020, the Company entered into a new lease membership agreement for a one-year term for an amount of $2,895 per month. We determined under ASC 842, due to the short term nature of the lease that the lease membership agreement met the criteria of ASC 842-20-25-2 and as such it is not necessary to capitalize the lease and rent will be recognized on a monthly straight line basis.

On July 28, 2015, we entered into a commercial real estate lease for 6,500 square feet of retail space in Denver, CO, with an initial term of five years and, at our option, one additional terms of five years. Rent is $6,000 per month, as well as our portion of real estate taxes and common area maintenance. We determined the present value of the future lease payments using a discount rate of 6%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $221,932, which are being amortized ratably over the term of the lease. As of September 30, 2020, the balance of the right to use asset and the lease liability were fully amortized and had a book value of $0.

Rent expense was $38,580 and $40,500 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10. Loan Payable

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on August 6, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $109,914. This loan payable matures on August 6, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined, then, the monthly payment amount will be $6,186 beginning on March 6, 2021 through August 6, 2022. The PPP loan balance as of September 30, 2020 was $109,914.

Note 11. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

Note 12. Stock Based Compensation

During the nine months ended September 30, 2020 and September 30, 2019, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. As of September 30, 2019, the Company determined to issue employees and services providers warrants instead of common stock. During the nine months ended September 30, 2020 and September 30, 2019, the Company’s expense for restricted shares to Company employees and service providers was $12,300 and $49,058 which was the result of the following activity:

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

During the nine months ended September 30, 2020, the Company granted 478,261 restricted shares which was payable of December 31, 2019. During the nine months ended September 30, 2019, the Company granted 73,041 restricted shares to Company employees and service providers and recognized $24,109 in associated stock-based compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted net (loss) income per share is computed similarly to basic (loss) income per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same.

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

Warrants

The Company approved the cashless exercise of 535,000 warrants as of September 30, 2019 by employees for a total of $39,615. As of September 30, 2020, the Company did not issue or approve any cashless warrants.

Note 13. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the nine months ended September 30, 2020, and 2019, respectively.

Common Stock

During the nine months ended September 30, 2020, the Company issued 5,700,000 registered shares of common stock in exchange for net proceeds of $459,609 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the nine months ended September 30, 2020, the Company issued 78,505 restricted common shares to two employees in payment of commissions earned totaling $7,066.

During the nine months ended September 30, 2020, the Company issued 478,261 common shares, totaling $43,506 as part of the 2015 Equity Incentive Plan to executive management and non-executive management personnel, for services rendered through and payable as of December 31, 2019.

Note 14.   Commitments and Contingencies

Legal

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company (See Part II, Item 1, Legal Proceedings. The action is in preliminary stage, and there is no reasonable basis to determine or reasonably calculate a contingent legal liability expense as of the date of this filing.

Note 15. COVID 19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In June 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company has seen decreases consulting revenue during the third quarter due to the effects of the COVID-19 outbreak. The Company expects to continue to see some depressive effect on consulting revenue compared to the year ended December 31, 2019 but expects to see this offset by states that have recently legalized marijuana providing new opportunities. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Note 16. Subsequent Events

In October 2020, the Company issued 2,000,000 registered shares of common stock in exchange for net proceeds of $95,920 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

In October 2020, the Company issued a total of 87,567 shares of its restricted common stock to former officers of the Company in connection with their departure from the Company as part of their agreements with the Company.

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

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, net lease intangibles, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In June 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company has seen decreases consulting revenue during the third quarter due to the effects of the COVID-19 outbreak. The Company expects to continue to see some depressive effect on consulting revenue compared to the year ended December 31, 2019 but expects to see this offset by states that have recently legalized marijuana providing new opportunities. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Effective August 14, 2020, the Company terminated David Godfrey as the Registrant’s Chief Financial Officer. On August 14, 2020, the Company appointed Terry Buffalo as its Chief Financial Officer. Mr. Buffalo also serves as the Chief Executive Officer and a Director of the Company.

During the nine months ended September 30, 2020, the Company issued 5,700,000 registered shares of common stock in exchange for net proceeds of $459,609 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

RESULTS OF OPERATIONS

Revenues

Total revenues were $1,259,004 for the nine months ended September 30, 2020 as compared to $1,865,913 for the nine months ended September 30, 2019, a decrease of $606,909. Total revenues were $268,709 for the three months ended September 30, 2020 as compared to $724,632 for the three months ended September 30, 2019.

Consulting service revenues were $426,613 or 33.9% of total revenues for the nine months ended September 30, 2020, versus $1,247,013 or 66.8% of total revenues for the nine months ended September 30, 2019. Consulting service revenues during the three months ended September 30, 2020 were $71,000 or 26.6% of total revenues versus $593,175 or 81.6% for the three months ended September 30, 2019. Our product and equipment revenues for the nine months ended September 30, 2020 were $832,391 or 66.1% of total revenues versus $618,900 or 33.1% of total revenues for the nine months ended September 30, 2019. Our product and equipment revenues for the three months ended September 30, 2020 were $197,709 or 73.6% of total revenues versus $131,457 or 7.0% of total revenues for the three months ended September 30, 2019.

The increase in product and equipment revenue as percentage of total revenue was attributed to management’s aggressive selling and marketing efforts commencing in 2020. The Company has increased its focus on selling its soil products during 2020. The decrease in our consulting services during the nine and three months ended September 30, 2020 reflects the effects of COVID-19 on customers and their business plans. We expect we may see growth in coming months, as a result of the November 2020 elections, where more states approved marijuana for recreational and/or medicinal usage.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the nine months ended September 30, 2020, our total costs of revenues were $695,625, or 55.25% of total revenues. This compares to total costs of revenues for the nine months ended September 30, 2019 of $748,207 or 40% of total revenues.

For the nine months ended September 30, 2020, consulting related costs were $138,980 or 11.0% of total revenue, as compared to costs of $265,441, or 44.6% of revenue for the nine months ended September 30, 2019. During the three months ended September 30, 2020 consulting related costs were $24,425 or 9.1% versus $152,190 or 21% of revenue for the three months ended September 30, 2019. As a percentage of revenue, the net decrease in costs associated to consulting services is attributed to the allocation of previous general and administrative salaries and wages to cost of consulting services combined with a decrease in consulting work during the three months ended September 30, 2020 as a result of COVID-19. In previous years cost of consulting services was comprised primarily of contract labor. In January 2020 management decided to employ contract labor and in addition, allocate current employees labor based on earned revenue to cost of consulting services.

Costs associated with products and equipment were $556,645, or 44.2% of total revenue for the nine months ended September 30, 2020 as compared to $482,766, or 25.9% of total revenue for the nine months ended September 30, 2019. Costs associated with products and equipment were $128,013, or 47.9% of total revenue for the three months ended September 20, 2020 versus $133,036 or 49.5% of total revenue for the three months ended September 30, 2019. As a percentage of revenues, the increase in costs associated with product sales during the nine months ended September 30, 2020, was attributed to increase in soil related product costs, new product line promotions and reduction in equipment related products sold. As a percentage of revenues, the decrease in costs associated with product sales during the three months ended September 30, 2020 was attributed to the lack of sales of equipment during the period.

Gross Profit

Total gross profit was $563,379 for the nine months ended September 30, 2020, comprised of consulting services gross profit of $287,633 and products and equipment gross profit of $275,746. This compares to total gross profit of $1,117,706 for the nine months ended September 30, 2019, comprised of consulting services gross profit of $981,572 and products and equipment gross profit of $136,344. Total gross profits of the nine months ended September 30, 2020 as compared to 2019 reflect a decrease of $554,327. The decrease in our consulting services gross profits reflects the effects of COVID-19 on states that delayed enacting legislation during the period to legalizing cannabis due to issues encountered in gathering necessary signatures as quarantine and stay at home orders were going into effect and were unable to get measures on the ballots for the fall of 2020, and so there has been a corresponding decrease in the demand for our consulting services due to this hinderance to growth of the market. The decrease in gross profits for products and equipment was due to the Company expanding its product line in large quantity container (“Tote”) selling at lower margins as a promotion to clients during the period.

Total gross profit was $111,248 for the three months ended September 30, 2020, compromised of consulting services gross profit of $46,575 and products and equipment gross profit of $64,673. This compares to total gross profit of $432,839 for the three months ended September 30, 2019, compromised of consulting services gross profit of $440,985 and products and equipment gross (loss) of $(8,146). The relative decreases are a result of the actions described above.

Operating Expenses

Total operating expenses were $1,028,901, or 81.7% of total revenues for the nine months ended September 30, 2020, and $1,120,409 or 60% for the nine months ended September 30, 2019. This slight decrease in operating expenses is attributed to decreases in stock compensation expenses and general and administrative payroll expenses due to reclassifications to consulting services costs. The decreases were offset by an increase in auditing expenses and expenses associated to obtaining a Colorado MED license.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2020 was $51,634 as compares with $27,576 for the nine months ended September 30, 2019. Other income (expense) for the three months ended September 30, 2020 was $35,112 as compares with $10,059 for the three months ended September 30, 2019. Other income during the nine and three months ended September 30, 2020, consisted primarily of proceeds from a settlement with a former customer.

Net Income (Loss)

As a result of the factors discussed above, net loss for the nine months ended September 30, 2020 was net loss of ($413,888) or (32.8%) of total revenues for the period, as compared to a net income for the nine months ended September 30, 2019 of $24,873 or 1.3% of total revenues for the period.

Net loss for the three months ended September 30, 2020 was ($134,578) or (50.08%) of total revenues for the period, as compared to a net income for the three months ended September 30, 2019 of $46,136 or 6.3% of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,194,731 and accounts receivable of $10,914. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the nine months ended September 30, 2020, the Company issued 5,700,000 registered shares of common stock in exchange for net proceeds of $459,609 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2020 was a use of ($319,886), compared to net cash used by operating activities of ($173,067), for the nine months ended September 30, 2019. Increases in cash used were a result of the increases in inventory and accounts payables offset by decreases in accounts receivable and advances from clients.

Investing Activities

For the nine months ended September 30, 2020 and 2019, investing activities were a use of cash of $(88) and ($27,602) respectively.

Financing Activities

During the nine months ended September 30, 2020 proceeds received from financing activities was $569,523 and $0 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company received funds of $109,914 from the PPP Loan from the SBA and funds of $459,609 from the sale of the Company’s registered common stock.

Off Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

We use Adjusted EBITDA, a Non-GAAP metric, to monitor our overall business performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation, and certain nonrecurring expenses, which to date have been limited to costs associated with the Reverse Merger. We believe that such adjustments to arrive at Adjusted EBITDA provides us with a more comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in the evaluation of our Company.

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2020	2019

Adjusted EBITDA reconciliation:
Net income (loss)	$(413,888)	$24,873
Bad Debt Expense	9,032	44,167
Depreciation	11,070	3,533
Interest Expense	2,865	—
Stock-based compensation to employees	12,300	88,673
Stock issued for services	7,066	—
Stock issued for settlement	—	(2,450)
Adjusted EBITDA	$(371,555)	$158,796

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

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

·	we have not performed a risk assessment and mapped our processes to control objectives.
·	we have not implemented comprehensive entity-level internal controls.
·	we have not implemented adequate system and manual controls; and
·	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of September 30, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of September 30, 2020.

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

On July 7, 2020, the Company issued 78,505 shares of its restricted common stock to employees of the Company. The shares were issued in payment of outstanding commissions. The shares were issued at a price of $0.10 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2020 or 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

31.1	Certification of Principal Executive & Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive & Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes0Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

AMERICAN CANNABIS COMPANY, INC.

Date: November 12, 2020

By: /s/ Terrry Buffalo

Terry Buffalo,

Chief Executive Officer & Chief Financial Officer

