Form 10-K
period 2020-12-31
American Cannabis Company, Inc.
filed 2021-03-02
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
2590 Walnut Street, #6 Denver, Colorado (Address of principal executive offices)	80205 (Zip Code)

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2020 was approximately $3,344,147.

As at December 31, 2020, and February 26, 2021, 70,727,938 and 74,377,938 shares of common stock, par value $0.00001, were issued and outstanding respectively.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry.

We are a Delaware corporation formed on September 24, 2001 with the name Naturewell, Inc. Pursuant to a merger transaction on March 13, 2013,, the Company changed its name to Brazil Interactive Media, Inc. (“BIMI”), and operated as the owner of a Brazilian interactive television technology and television production company named BIMI, Inc. Pursuant to an Agreement and Plan of Merger dated May 15, 2014, between the Company, Cannamerica Corp. (“Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. a wholly owned subsidiary of American Cannabis Consulting (“American Cannabis Consulting”) we changed our name to American Cannabis Company, Inc. Pursuant to the Merger Agreement, which was consummated and became effective on September 29, 2014, Merger Sub was merged with and into American Cannabis Consulting through a reverse triangular merger transaction, we changed our name to “American Cannabis Company, Inc.”, and our officers and directors in office prior to the Merger Agreement resigned and American Cannabis Consulting appointed new officers and directors to serve our Company. In concert with the Merger Agreement, we consummated a complete divestiture of BIMI, Inc. pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, we changed our stock symbol from BIMI to AMMJ.

Industry and Regulatory Overview

The Company is not currently engaged in the direct growth, cultivation, harvesting and distribution of cannabis. We offer consulting services to licensed operators and applicants for state offered cannabis licenses, who seek to engage in the medical and/or recreational cannabis business in those state jurisdictions where cannabis has been legalized. We also sell ancillary products which are used in the legalized cannabis industry.

As of the date of this filing, thirty-five states, the District of Columbia and four U.S. Territories currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the CSA. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum”.

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

As a result of the November, 2020 federal elections, and the election of Joseph R. Biden as president, it is expected that the federal government will move to amend parts of the CSA and de-schedule cannabis as a Schedule 1 drug.

In late January, 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, that would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated.

Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally-insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws).

Notably with respect to our business, on November 1, 2019, Colorado Bill HB-19-1090, was passed and made effective. This law allows publicly traded corporations to apply for and qualify for the ownership of Colorado cannabis licenses. Other states that have legalized cannabis for recreational and/or medicinal use restrict public companies from owning interests in state cannabis licenses altogether, or have enacted regulations which make it difficult for corporations to comply with application requirements, including all shareholders submitting to and passing background checks.

On September 18, 2020, Colorado’s Marijuana Enforcement Division (MED), approved the Company’s application for suitability, establishing the Company as one of the few publicly traded companies authorized to acquire and operate various cannabis licenses throughout Colorado, in both the recreational and medical markets.

On December 16, 2020, the Company announced that it executed a non-binding letter of intent to purchase assets of Naturaleaf, a long-standing licensed operator in the Colorado Springs medical cannabis market since 2009. Assets include three (3) retail dispensaries located throughout the city along and one 10,000 square foot cultivation operation with non-volatile extraction capabilities. As of the date of this filing, the Company has not entered into a material definitive agreement for this transaction.

On January 21, 2021, the Company announced that it executed a non-binding letter of intent with Andina Gold Corporation (OTCQB: AGOL) to purchase assets of its Good Meds and BOSM Labs operating division, a fully licensed cultivation and extraction operation in Colorado offering premium cannabis and cannabis extracts to the wholesale and retail medical and recreational markets. Assets are to include one cultivation operation and one hydrocarbon extraction laboratory and production center. All assets to be acquired will operate out of a 60,000-square-foot facility, centrally located in Denver, Colorado. As of the date of this filing, the Company has not entered into a material definitive agreement for this transaction.

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

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

· The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require childproof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states, and the Satchel’s drawstring and toggle lock fulfills the requirements of the Poison Prevention Packaging Act of 1970 (16 CFR part 1700). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On March 29, 2016, the U.S. Patent and Trademark Office issued us Patent No. 9,296,524 B2 for the Satchel.

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

· The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and setup; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

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

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the years ended December 31, 2020 and 2019, our research and development costs were de minimis.

Significant Customers

For the year ended December 31, 2020, three customers accounted for 23% of the Company’s total revenues for the period. As of December 31, 2019, one customer who accounted for 10% of the Company’s total revenues.

At December 31, 2020, three customers account for 84.21% of accounts receivables, net. At December 31, 2019, four customers account for 47.5% of accounts receivable, net.

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

Employees

As of December 31, 2020, we have 5 full-time employees, all of whom are U.S based, primarily in Colorado at our Denver headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

Our headquarters are in Denver, Colorado, where we lease office space under a contract effective July 1, 2019, expired on July 31, 2020. In June 2020, we moved to a new office space under contract effective June 1, 2020, expiring on May 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our principal executive officer and director, and Mr. Ellis Smith, our chief development officer and director, in Denver County District Court under case number 2019CV034380. The complaint seeks a declaratory judgment and damages relating to Ms. Turoff’s allegations that while working with the Company, she was misclassified as an independent contractor when she was allegedly an employee of the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful termination. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith personally alleges that each are the alter ego of the Company and are therefore jointly and severally liable. The case is currently in litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “AMMJ.” As of December 31, 2020, there were 491 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2020	High		Low
Quarter ended December 31		$0.12		$0.05
Quarter ended September 30		$0.16		$0.05
Quarter ended June 30		$0.20		$0.09
Quarter ended March 31		$0.08		$0.17

2019	High		Low
Quarter ended December 31		$0.26		$0.08
Quarter ended September 30		$0.36		$0.24
Quarter ended June 30		$0.45		$0.26
Quarter ended March 31		$0.59		$0.33

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis and hemp industries in states and countries where cannabis and hemp is regulated and/or has been otherwise de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in these industries.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In June 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company has seen decreases consulting revenue during the last half of 2020 due to the effects of the COVID-19 pandemic. The Company expects to continue to see some depressive effect on consulting revenue but expects to see this offset by opportunities created in states that have recently legalized marijuana in the 2020 election. The Company has implemented changes to operations as necessitate by state and local jurisdictions, with no significant impact on operations.

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table presents our operating results for the year ended December 31, 2020 compared to December 31, 2019:

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2020	2019
Revenues
Consulting Services	$505,363	$1,470,245
Product & Equipment	1,064,431	660,490
Total Revenues	1,569,794	2,130,735

Cost of Revenues
Cost of Consulting Services	108,706	292,375
Cost of Products and Equipment	740,409	499,408
Total Cost of Revenues	849,115	791,783
Gross Profit	720,679	1,338,952

Operating Expenses
General and Administrative	1,010,902	1,049,415
Selling and Marketing	298,937	309,232
Stock Based Compensation Expense	29,970	73,514
Warrant Expense	—	151,906
Bad Debt Expense	4,910	88,749
Total Operating Expenses	1,344,719	1,672,816
Loss from Operations	(624,040)	(333,864)

Other Income (Expense)
Interest (expense)	(1,786)	—
Other income	93,413	32,122
Total Other Income	91,627	32,122

Net Loss	(532,413)	(301,742)
Income Tax Expense	—	—
NET LOSS	$(532,413)	$(301,742)

Basic net loss per common share	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	57,548,474	52,468,502

Revenues

Total revenues for the year ended December 31, 2020 and December 31, 2019, were $1,569,794 and $2,130,735 respectively, a decrease of $560,994. This decrease was primarily due to a decrease in the demand for consulting services in 2020. For the year ended December 31, 2020 and December 31, 2019, consulting services revenue was $505,363 and $1,470,245, respectively. For the year ended December 31, 2020 and December 31, 2019, products and equipment revenues were $1,064,431 and $660,490 respectively. The decrease in our consulting services revenue was a result of new and established businesses halting building and expansion projects due the uncertainties presented by the COVID-19 pandemic. The increase attributable to our product revenues was due to our clients ordering more products and a focus by our management on product sales.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, marketing and other costs directly attributable to providing services or offering products. For the year ended December 31, 2020 and December 31, 2019, our total costs of revenues were $849,115 and $791,783, respectively. The increase was primarily due to higher margins on consulting services as a result of the decrease in sales and the increase in product sales.. For the year ended December 31, 2020, consulting related costs were $108,706 or 6.9% of total revenues, and costs associated with products and equipment were $740,409 or 47.16% of total revenues. For the year ended December 31, 2019, consulting related costs were $292,375 or 13.7% of total revenues, and costs associated with products and equipment were $499,408 or 23.4% of total revenues.

Gross Profit

For the year ended December 31, 2020 and December 31, 2019, gross profit was $720,679 and $1,338,952, respectively. This decrease of $618,273 was primarily due to a decrease in our client base and volume of operations for consulting services. As a percentage of total revenues, gross profit was 45.9% and 62.8% for the years ended December 31, 2020 and December 31, 2019, respectively. This decrease was primarily due to the year ended December 31, 2020 having a higher proportion of total revenues from product and equipment sales, which have a lower profit margin than consulting sales which also had decreased during the period.

Operating Expenses

Total operating expenses for the years ended December 31, 2020 and December 31, 2019 was $1,344,719 and $1,672,816, respectively. This decrease of $328,097 was attributed to a decrease in warrant expenses and stock compensation expenses combined with decreases in sales and marketing expenses related to website work and design

Income Tax Expense

We did not have any income tax expense or benefit for the years ended December 31, 2020 or December 31, 2019. Although our tax status changed from a non-taxable pass-through entity (S-Corporation) to a taxable entity (C-Corporation) during the year ended December 31, 2014, due to cumulative losses since we became a C-Corporation, we recorded a valuation allowance against our related deferred tax asset which netted our deferred tax asset and benefit for income taxes to zero. We were an S-Corporation throughout the period from Inception (March 5, 2013) through December 31, 2013, and accordingly, no provision or benefit for income taxes was applicable.

Net Loss

As a result of the factors discussed above, net loss for the year ended December 31, 2020 and December 31, 2019 was ($532,413) and ($301,742), respectively. For December 31, 2020 our net loss was 33.9% of total revenues. For December 31, 2019, our net loss represented a 14.1% of total revenue.

Liquidity and Capital Resources

As of December 31, 2020, and December 31, 2019, our primary internal sources of liquidity were cash and cash equivalents of $1,723,132 and $945,181, respectively. We also have the ability to raise additional capital as needed through an external equity financing transaction. We believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

During the year ended December 31, 2020, the Company issued 16,700,000 registered shares of common stock in exchange for net proceeds of $1,193,566 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

Operating Activities

For the years ended December 31, 2020 and December 31, 2019, the Company had a Net Cash Used in Operating Activities of ($525,794) and ($102,848), respectively. The decrease in Net Used In Operating Activities was attributed to delays in collections of accounts receivable combined with decrease consulting services being billed caused a decrease in accounts receivable and funds available for use.. Due to this factor and considering that our fixed overhead costs are relatively low, we have the ability to issue stock and stock equivalents to compensate employees and management, and the level of future revenue we expect to generate from executed client contracts, we believe our liquidity and capital resources to be adequate to fund our operational and general and administrative expenses for the next 12 months.

Investing Activities

For the years ended December 31, 2020 and December 31, 2019, net cash provided by (used in) investing activities was $267 and $38,536, respectively.

Financing Activities

For the years ended December 31, 2020 and December 31, 2019, financing activities were a source of cash of $1,303.478 and $0, respectively.

Off Balance Sheet Arrangements

As of December 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income to Adjusted EBITA is provided below.

Adjusted EBITA Reconciliation	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Net loss	$(532,413)	$(307,732)
Interest expenses	$1,786	$—
Tax Expense (benefit)	$—	$—
Stock Based Compensation and Warrant expenses	$29,970	$225,420
Adjusted EBITA	$(500,657)	$(76,312)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2020, and December 31, 2019, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2020, and December 31, 2019 our allowance for doubtful accounts was $57,512 and $39,677, respectively. For December 31, 2020 and December 31, 2019, we recorded bad debt expense of $4,910 and $88,749, respectively.

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

We adopted this standard using a modified retrospective approach in 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date; and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

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

In July 2020, our operating lease for our office space expired, at that time we fully amortized our ROU Asset for such lease. On June 1, 2020, the Company entered into a new lease membership agreement for a one-year term for an amount of $2,895 per month. We determined under ASC 842, due to the short term nature of the lease that the lease membership agreement met the criteria of ASC 842-20-25-2 and as such it is not necessary to capitalize the lease and rent will be recognized on a monthly straight-line basis.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2020 and as of December 31, 2019.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2020, and December 31, 2019.

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

Product Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been delivered to the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the year ended December 31, 2020, sales returns were $109 comprised of product returns and replacement.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2020, and December 31, 2019, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a predetermined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2020 and December 31, 2019, stock-based compensation expense for restricted shares was $29,970 and $73,514, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2020 and December 31, 2019, compensation expense for warrants was $0 and $151,906 respectively. The decrease was attributed to the Company issuing less warrants to its consultants and employees.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2020 and December 31, 2019, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2020, and December 31, 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2015 remain subject to examination by the Company’s major tax jurisdictions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

American Cannabis Company, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Improper revenue recognition in accordance with ASC 606

As described in Note 3 to the consolidated financial statements, the majority of the Company’s consulting services revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product. The Company may enter into contracts with customers that identify a single, or few, distinct performance obligations, but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months.

With the consideration of the Company's service period length and complexity, the Company’s revenue recognition process requires that the performance obligations need to be properly tracked or archived and are readily available for the purpose of revenue recognition support. Also, the identification and evaluation of certain non-standard terms and conditions required incremental audit effort to determine the distinct performance obligations and the timing of revenue recognition. We consider revenue recognition for consulting services a critical audit matter.

How We Addressed the Matter in Our Audit

To test the Company’s recognition of revenue, we obtained approved invoices and verified that the service nature, service occurrence period, and billed amount per invoice were consistent with the related contractual terms. We then observed the communication between the company and its customer through the Company’s client based communication system and ensured the performance obligations are appropriately fulfilled when the revenue is recorded. Additionally, we tested revenue recognized within accounts receivable to ensure performance obligations had been completed, sent confirmations and evaluated subsequent cash receipts.

Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2020.

Irvine, CA 92618

March 01, 2021

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Equivalents	$1,723,132	$945,181
Accounts Receivable, Net	24,955	95,655
Deposits	2,895	4,500
Inventory	62,402	53,310
Prepaid Expenses and Other Current Assets	50,302	30,847
Right to Use - Lease Asset	—	34,418
Total Current Assets	1,863,686	1,163,911

Property and Equipment - Net	24,655	40,042
TOTAL ASSETS	$1,888,341	$1,203,953

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$13,154	$9,748
Advances from Clients	88,843	112,959
Accrued and Other Current Liabilities	49,244	117,303
Stock payable	—	49,406
Loan Payable	109,914	—
Operating Lease Liability	—	34,943
Total Current Liabilities	261,155	324,359

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 70,727,938 and 52,978,605 shares issued and outstanding at December 31, 2020 and 2019, respectively	707	529
Additional paid-in capital	9,634,748	8,354,920
Accumulated deficit	(8,008,268)	(7,475,855)
Total Shareholders' Equity	1,627,187	879,594

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,888,342	$1,203,953

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2020	2019
Revenues
Consulting Services	$505,363	$1,470,245
Product & Equipment	1,064,431	660,490
Total Revenues	1,569,794	2,130,735

Cost of Revenues
Cost of Consulting Services	108,706	292,375
Cost of Products and Equipment	740,409	499,408
Total Cost of Revenues	849,115	791,783
Gross Profit	720,679	1,338,952

Operating Expenses
General and Administrative	1,010,902	1,049,415
Selling and Marketing	298,937	309,232
Stock Based Compensation Expense	29,970	73,514
Warrant Expense	—	151,906
Bad Debt Expense	4,910	88,749
Total Operating Expenses	1,344,719	1,672,816
Loss from Operations	(624,040)	(333,864)

Other Income (Expense)
Interest (expense)	(1,786)	—
Other income	93,413	32,122
Total Other Income	91,627	32,122

Net Loss	(532,413)	(301,742)
Income Tax Expense	—	—
NET LOSS	$(532,413)	$(301,742)

Basic net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	57,548,474	52,468,502

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	51,513,064	$515	$8,178,919	$(7,174,113)	$1,005,321
Shares issued for services	39,708	1	21,244	—	21,245
Warrants to employees	1,392,500	13	151,893	—	151,906
Stock-based compensation to employees	33,333	—	2,864	—	2,864
Net Loss	—	—	—	(301,742)	(301,742)
Balance, Balance December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594

Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	970,828	10	79,366	—	79,376
Stock issued for services	78,505	1	7,065	—	7,066
Shares issued for cash	16,700,000	167	1,193,397	—	1,193,564
Net Loss	—	—	—	(532,413)	(532,413)
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(532,413)	$(301,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale and disposal of assets	1,183	—
Allowance for Bad Debt Expenses	4,910	88,749
Depreciation	13,937	6,533
Stock-based compensation to employees	29,970	73,514
Warrant Expense	—	151,906
Stock issued for services	7,066	—
Changes in operating assets and liabilities:
Accounts receivable	67,395	(125,520)
Inventory	(9,092)	7,695
Prepaid expenses and other current assets	(19,455)	25,529
Right to Use Lease Asset	34,418	(34,418)
Accounts Payable	3,405	(23,183)
Advances from Clients	(24,116)	(34,390)
Accrued and other current liabilities	(68,059)	27,536
Operating Lease Liability	(34,943)	34,943
Net Cash used in Operating Activities	$(525,794)	$(102,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,233)	(38,536)
Proceeds from sale of assets	2,500	—
Net Cash Provided by (Used in) Investing Activities	$267	$(38,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	109,914	—
Proceeds from sale of common stock	1,193,564	—
Net Cash Provided by Financing Activities	$1,303,478	$—

NET INCREASE (DECREASE) IN CASH	777,951	(141,384)

CASH AT BEGINNING OF PERIOD	945,181	1,086,565

CASH AT END OF PERIOD	$1,723,132	$945,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1. Principles of Consolidation.

The consolidated financial statements for the years ended December 31, 2020 and 2019 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

Note 3. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the periods presented.

Use of Estimates in Financial Reporting

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2020, and December 31, 2019, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2020, and December 31, 2019, the Company’s allowance for doubtful accounts was $57,512 and $43,116, respectively. The Company recorded bad debt expense during the years ended December 31, 2020 and 2019 of $4,910 and $88,749 , respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of December 31, 2020, and December 31, 2019, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

For the year ended December 31, 2020, three customers accounted for 23% of the Company’s total revenues for the period. As of December 31, 2019, one customer who accounted for 10% of the Company’s total revenues.

At December 31, 2020, three customers account for 84.21% of accounts receivables, net. At December 31, 2019, four customers account for 47.5% of accounts receivable, net.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of December 31, 2020 and 2019.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of December 31, 2020 or 2019.

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

We recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

(6)	Identify the contract with the Customer. Our customary practice is to obtain written evidence, typically in the form of a contract or purchase order.

(7)	Identify the performance obligations in the contract. We have rights to payment when services are completed in accordance with the underlying contract, or for the sale of goods when custody is transferred to our customers either upon delivery to our customers’ locations, with no right of return or further obligations.

(8)	Determination of the transaction price. Prices are typically fixed, and no price protections or variables are offered.

(9)	Allocation of the transaction price to the performance obligations in the contract. Transaction prices are typically allocated to the performance obligations outlined in the contract.

(10)	Recognize Revenue when (or as) the entity satisfies a performance obligation. We typically require a retainer for all or a portion of the goods or services to be delivered. We recognize revenue as the performance obligations detailed in the contract are met.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the years ended December 31, 2010 and 2019, sales returns were $110 and $51,208 comprised of product returns and replacement, respectively, and are not recorded in revenues in said periods.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2020 and 2019, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are recognized as liabilities and paid to the appropriate government entities.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the years ended December 31, 2020 and 2019 these costs were $9,934 and $32,071, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2020 and 2019, stock-based compensation expense for restricted shares for Company employees and service providers was $29,970 and $73,514, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the years ended December 31, 2020 and 2019, our research and development costs were de minimis.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2010, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2020, and 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Loss Per Common Share

The Company reports net loss per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share is equal to basic earnings per share because there are no potential dilatable instruments that would have an anti-dilutive effect on earnings. Diluted net loss per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including retail commerce.

In response to state and local measures and for protection of both employees, the Company made required changes to operations, which did not have a material impact upon operations or the financial condition of the Company.

While the state and local governments have eased restrictions on restrictions and activities, it is possible that a resurgence in COVID-19 cases could prompt a return to or new tighter restrictions to be instituted in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements.

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

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	December 31, 2020	December 31, 2019
Accounts receivable - Trade	$82,467	$138,771
Less: allowance for doubtful accounts	(57,512)	(43,116)
Accounts receivable, net	$24,955	$95,655

The Company had bad debt expense during the year ended December 31, 2020 of $4,910, whereas bad debt expense during the year ended December 31, 2019 was $88,749.

Our Advances from Clients had the following activity:
Amount
December 31, 2019	$112,959
Additional deposits received	481,237
Less: Deposits recognized as revenue	(505,363)
December 31, 2020	$88,843

Note 5. Inventory

Inventory consisted of the following:

	December 31, 2020	December 31, 2019
Raw materials	$39,746	$23,091
Finished goods	22,656	30,219
Total	$62,402	$53,310

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2020	December 31, 2019
Office equipment	$34,071	$35,624
Furniture and fixtures	—	7,240
Machinery and equipment	—	7,796
Software	13,204	—
Work In Progress	—	10,935
Property and equipment, gross	47,275	61,595
Less: accumulated depreciation	(22,621)	(21,553)
Property and equipment, net	$24,654	$40,042

During the year ended December 31, 2020, machinery with a book value of $2,000 was sold for cash of $2,500, a gain of $500 was recognized on the sale.

During the year ended December 31, 2020, as part of our move to new facilities certain fixed assets were determined to be obsolete. Property and Equipment with books values of $288 in furniture and fixtures, $735 in office equipment and $659 in machinery were determined to be disposed of. A loss of $1,683 was recognized on the disposals.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Accrued Bonus	$—	$1,500
Accrued Payroll	—	16,173
Accrued Interest	449	—
Other Accrued Expenses & Payables	48,795	99,630
Accrued and other current liabilities	$49,244	$117,303

Note 8. Stock payable

The following summarizes the changes in common stock payable:

	Amount	Number of Shares
December 31, 2019	$49,406	537,011
Additional Expenses Incurred	29,970	163,082
Payments Upon Issuance of Shares	(79,376)	(478,261)
December 31, 2020	$—	221,832

Note 9. Operating Lease Right-of-Use Asset/Operating Lease Liability

On June 1, 2020, the Company entered into a new lease membership agreement for a one-year term for an amount of $2,895 per month. We determined under ASC 842, due to the short term nature of the lease that the lease membership agreement met the criteria of ASC 842-20-25-2 and as such it is not necessary to capitalize the lease and rent will be recognized on a monthly straight-line basis.

On July 28, 2015, we entered into a commercial real estate lease for 6,500 square feet of retail space in Denver, CO, with an initial term of five years and, at our option, one additional terms of five years. Rent was $6,000 per month, plus our portion of real estate taxes and common area maintenance. We determined the present value of the future lease payments using a discount rate of 6%, our incremental borrowing rate based on outstanding debt, resulting in an initial right-of-use asset and lease liability of $221,932, which are being amortized ratably over the term of the lease. As of December 31, 2020, the balance of the right to use asset and the lease liability were fully amortized and had a book value of $0.

Rent expense was $44,370 and $54,000 for the year ended December 31, 2020 and 2019, respectively.

Note 10. Loan Payable

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on August 6, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $109,914. This loan payable matures on August 6, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined, then, the monthly payment amount will be $6,186 beginning on March 6, 2021 through August 6, 2022. The PPP loan balance as of December 31, 2020 was $109,914. During the year ended December 31, 2020, interest of $449 was accrued.

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

During the years ended December 31, 2020 and 2109, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. During the years ended December 31, 2020, the Company’s expense for restricted shares to Company employees and service providers was $29,970 and $73,514 which was the result of the following activity:

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

During the year ended December 31, 2019, the Company granted 73,041 restricted shares and recognized $24,108 in associated employee stock-based compensation expense. No shares restricted shares were granted during the year ended 2020. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the year ended December 31, 2020, the Company issued 492,567 restricted shares to Company employees and recognized $29,970 in associated stock-based compensation expense. During the year ended December 31, 2019, the Company granted 478,261 restricted shares to Company employees and services providers and recognized $44,396 in associated stock based compensation expense. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31, 2020	December 31, 2019
Warrants	397,500	697,500
Stock Payables	—	537,011
Total	397,500	1,234,511

Warrants

The Company approved the cashless exercise of 535,000 warrants as of December 31, 2019 by employees for a total of $39,615.

As of December 31, 2020, the Company did not issue or approve any warrants. Warrants exercisable for 300,000 shares expired during December 31, 2020.

Note 13. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding during the years ended December 31, 2020, and 2019, respectively.

Common Stock

During the year ended December 31, 2020, the Company issued 16,700,000 registered shares of common stock in exchange for net proceeds of $1,193,564 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

As of December 31, 2020, the Company did not issue or approve any warrants. Warrants exercisable for 300,000 shares expired during December 31, 2020 . At December 31, 2020, warrants exercisable for 397,500 shares were outstanding.

During the year ended December 31, 2020, the Company issued 492,567 restricted shares to Company employees and recognized $29,970 in associated stock-based compensation expense.

During the year ended December 31, 2020, the Company issued 478,261 common shares, totaling $44,396 as part of the 2015 Equity Incentive Plan to executive management and non-executive management personnel, for services rendered through and payable as of December 31, 2019.

Note 14.   Commitments and Contingencies

Legal

In the ordinary course of its business, the Company becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Companies expenses legal fees in the period in which they are incurred.

Turoff Matter

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

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended
	December 31,	December 31,
	2020	2019

Tax benefit at the US statutory rate of 21% for 2020 and 2019	$37,221	$14,267
State income tax benefit	800	2,765
Non-deductible expenses including non-deductible pre-merger losses	—	—
Change in valuation allowance	(38,021)	(17,032)
Total Income Tax Benefit	$—	$—
33

Deferred tax assets (liabilities) consisted of the following:

	December 31,	December 31,
	2020	2019

Net operating loss carryforwards	$3,669,322	$3,632,101
Beneficial Conversion feature	13,791	13,791
Allowance for Doubtful Accounts	57,512	37,677
Valuation Allowance	(3,740,625)	(3,683,569)
Total Deferred Tax Assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable. accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2020 and 2019. Federal and state operating loss carry forwards are $3,669,322 and $3,632,101 as of December 31, 2020 and 2019, respectively and begin to expire in 2034. The years 2010 to 2018 remain subject to examination by the Company’s major tax jurisdictions. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

Note 16. Subsequent Events

Stock Issuances

From January 1, 2021 through February 19, 20201, the Company issued 3,550,000 registered shares of common stock in exchange for net proceeds of $598,762 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

In January 2021, the Company issued 100,000 shares of its restricted common stock in connection with the cashless exercise of a warrant exercisable for 100,000 shares of common stock.

In February 2021, warrants exercisable for 262,500 shares of common stock expired.

In accordance with ASC 855-10, the Company has analyzed its operations after December 31, 2020 to the date these consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements for the years ended December 31, 2020 and 2019.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 1, 2021, the audit practice of Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall”), an independent registered public accounting firm, was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On January 12, 2021, Hall resigned as auditors of American Cannabis Company, Inc. (the “Company”), and with the approval of the Audit Committee of the Company’s Board of Directors, MGO was engaged as the Company’s independent registered public accounting firm.

Prior to engaging MGO, the Company did not consult with MGO regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinions that might be rendered by MGO on the Company’s financial statements, and MGO did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

The Report of Independent Registered Public Accounting Firm of Hall regarding the Company’s financial statements for the year ended December 31, 2019 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

We implemented the following changes to our internal control over financial reporting during the year ended December 31, 2020:

·	Implemented a formal quarterly review of financial information, in comparison with quarterly budget with each managing director that oversees an operating segment. These individuals provide a certification that the operating results are accurate to the best of their knowledge;

· Account reconciliations are now prepared for all material accounts and independently reviewed on a monthly basis;

·	Implementation of an Inventory Tracking system with controls in place for verification of inventory numbers and Cost of Goods Sold; and,

·	Implementation of Revenue Recognition system with controls in place for verification of proof of deliverables and deliver of said deliverables.

ITEM 9B. OTHER INFORMATION

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2020.

Name	Principal Occupation	Age	Director Since

Ellis Smith	Chief Development Officer, Director	44	2014
Terry Buffalo	Chief Executive Officer, Director	56	2017
Tad Mailander	Principal, Mailander Law Office, Inc., Director	65	2018

Ellis Smith from June 2014 to the present; Ellis Smith has served as our Chief Development Officer and as a director since September 2014. In March 2013, Mr. Smith co-founded ACC, and from March 2013 to May 2014, Mr. Smith served as a Managing Director of ACC. From September 2010 to July 2013, Mr. Smith co-owned Colorado Kind Care LLC d/b/a The Village Green Society, a Colorado based Medical Marijuana Center, where he was responsible for managing the operations and protocols supporting the growth and production of medical marijuana. From 2008 to 2010, Mr. Smith founded and operated The Happy Camper Organics Inc., a medical marijuana company focused on the growth of wholesale cannabis for sale to medical marijuana businesses. From 2005 to 2010, Mr. Smith founded and operated Bluebird Productions, a video production company. Mr. Smith has been published and recognized for his horticultural experience and organic gardening in the cannabis industry, and he is known for assisting in identifying the Hemp Russet Mite and working with SKUNK magazine to educate the industry. Our Board believes Mr. Smith’s qualifications to serve as an executive of the Company and as a member of our Board include his past success in founding and operating businesses, his unique experience in horticultural and organic gardening, and his recognized qualifications in the emerging medical cannabis markets.

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

Tad Mailander is an attorney licensed to practice before all of the Courts in the State of California. Mr. Mailander has been in practice since 1991 and is a member of the State Bar of California, the bars of the United States District Court for the Southern District of California, and the United States Court of Appeal for the Ninth Circuit. Mr. Mailander is an independent director.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2020.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo(1)	Chief Executive Officer, Chief Financial Officer	56	2016
Ellis Smith	Chief Development Officer	44	2014
David M. Godfrey(2)	Chief Financial Officer	65	2019
Tyler A. Schloesser	Chief Operations Officer	30	2019
Jon Workman	Vice President	55	2019

Ellis Smith, Chief Development Officer. Mr. Smith’s biographical summary is included under “Our Board of Directors.”

(1) Terry Buffalo, Chief Executive Officer; Chief Financial Officer. Mr. Buffalo’s biographical summary is included under “Our

Board of Directors.” Mr. Buffalo was appointed our Chief Financial Officer August 14, 2020.

(2) David M. Godfrey, Chief Financial Officer, holds a Bachelor of Arts in Finance and Business awarded by Wichita State University, Wichita, Kansas. Mr. Godfrey was licensed and practiced as a certified public accountant from 1979 through 1984. From 2019 until his appointment with the Company, Mr. Godfrey was a consultant to Clifton Larson & Allen, a Certified Public Accounting firm in Denver, CO, and the Registrant’s Vice-President of Finance. Mr. Godfrey was terminated on August 14, 2020.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2020 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2020.

Name and Principal Position	Year	Salary	Bonus ($)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)(4)	All Other Compensation ($)	Total ($)
David Godfrey, Chief Financial	2020	52,307	—	2,463	57,567		54,770
Officer (1)	2019	20,516	—		—		20,516
	2018	—	—	—	—	—	—
Ellis Smith, Chief Development	2020	85,000	—	9,304	130,000		94,304
Officer	2019	87,600	—	—	—	22,069	109,669
	2018	87,600	—	—	―		87,600
Terry Buffalo, Chief Executive	2020	80,000	—	7,177	100,000	—	87,177
Officer, Chief Financial Officer (2)	2019	81,950	—	298,000	900,000	—	379,950
	2018	81,950	—	—	—	—	81,950
Michael Schwanbeck, Chief Financial	2020	—	—	—	—	—	—
Officer (3)	2019	48,508	—	15,533	63,333	—	64,041
	2018	41,308	—	—	—	—	41,308
Tyler A. Schloesser, Chief Operations	2020	72,000	—	3,632	50,000		75,632
Officer	2019	73,681	—	62,300	252,500	7,420	143,401
	2018	63,296	—	—	—	—	63,296

Jon Workman, Vice President	2020	72,000	—	3,632	50,000		75,632
Officer	2019	71,970	—	18,000	100,000	3,145	93,115
	2018	41,538	—	—	—	—	41,538

(1) Mr. Godfrey was terminated as CFO on August 14, 2020.

(2) Mr. Buffalo was appointed Chief Financial Officer on August 14, 2020.

(3) Mr. Schwanbeck was appointed Chief Financial Officer on April 21, 2018 and resigned on August 26, 2019.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2020

As of December 31, 2020, we granted the following stock-based compensation awards pursuant to contracts, board of directors compensation, and our 2015 Equity Incentive Plan (“Plan”). The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company. Ten million common shares are authorized under the Plan; 7,964,792 are outstanding as at December 31, 2020.

Compensation of Directors & Executive Officers

The Board of Directors determined issued the following compensation for directors for fiscal year ended December 31, 2020:

On December 30, 2020, the Company issued 50,000 shares to Ellis Smith under contract.

On December 30, 2020, the Company issued 50,000 shares to Ellis Smith as director compensation.

On December 30, 2020, the Company issued 30,000 shares to Ellis Smith as a bonus under the Plan.

On December 30, 2020, the Company issued 50,000 shares to Terry L. Buffalo Revocable Living Trust under contract.

On December 30, 2020, the Company issued 50,000 shares to Terry L. Buffalo Revocable Living Trust as director compensation.

On December 30, 2020, the Company issued 50,000 shares to Tad Mailander as director compensation.

On December 30, 2020, the Company issued 50,000 shares to Tyler A. Schloesser under contract.

On December 30, 2020, the Company issued 50,000 shares to Jon Workman under contract.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 26, 2021 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Corey Hollister	9,104,158	12.07%
Ellis Smith	12,200,191	16.19%
Terry Buffalo	1,330,000	1.76%
Tad Mailander	200,000	0.27%
Tyler A. Schloesser	450,055	0.60%
Jon Workman	200,000	0.27%

All executive officers and directors as a group	14,380,246	19.08%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of warrants or the settlement of other equity awards.

(3)	Calculated on the basis of 75,377,938 shares of common stock outstanding as of February 26, 2021, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2020.

Equity Compensation Plan Information

(1)Historically, the Company has granted restricted shares that are subject to forfeiture.

(2)Historically, the Company has granted restricted shares that are subject to forfeiture. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2020 and 2019 by MGO (formerly Hall  &Co ).

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Audit fees (1)	90,815	115,127
Audit-related fees (2)	―	―
Tax fees (3)	―	5,500
All other fees (4)	―	―

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by MGO (FKA Hall & Co), in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit fees fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees”.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14A	5/16/2000
2.1	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	4/16/2013
2.2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Recession		14c	9/09/2014
3(i)	Articles of Incorporation		SB-2	10/12/1995
3(i)(a)	Amendment to Articles of Incorporation		14A	5/16/2000
3(i)(b)	Amendment to Articles of Incorporation		14c	4/16/2013
3(i)(c)	Amendment to Articles of Incorporation		14c	9/09/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	10/3/2014
3(i)(c)	Amendment to Articles of Incorporation		8-K	4/21/20
3(ii)	By Laws		SB-2 8-K	10/12/1995 6/5/2017
10	Material Contracts		14c 8-K	9/09/2014 10/15/2019
16	Letter RE Change in Certifying Public Accountant		8-K 8-K 8-K 8-K 8-K	02/17/2015 11/5/2015 6/12/2017 8/23/2018 1/7/2020
17	Disclosures on Departures of Directors		8-K 14c 8-K 8-K	10/03/2014 9/09/2014 1/25/2018 6//2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: March 1, 2021	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/Terry Buffalo Terry Buffalo Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Buffalo, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Terry Buffalo	Chief Executive Officer and Director	March 1, 2021
Terry Buffalo

/S/ Terry Buffalo	Chief Financial Officer	March 1, 2021
Terry Buffalo

/S/ Ellis Smith	Chief Development Officer, President and Director	March 1, 2021
Ellis Smith

/S/ Tad Mailander	Director	March 1, 2021
Tad Mailander

