Form 10-Q
period 2021-03-31
American Cannabis Company, Inc.
filed 2021-05-10
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2021 and May 7, 2021, 76,377,938 and 79,377,938 shares of common stock were outstanding, respectively.

,
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2020
ASSETS
Current Assets
Cash and Equivalents	$2,439,850	$1,723,132
Accounts Receivable, Net	27,268	24,955
Deposits	2,895	2,895
Inventory	121,454	62,402
Prepaid Expenses and Other Current Assets	51,195	50,302
Total Current Assets	2,642,662	1,863,686

Property and Equipment - Net	22,983	24,655

Other Assets
Prepaid Acquisition Costs	20,000	—
Intangible Assets	3,326	—
Total Other Assets	23,326	—
TOTAL ASSETS	$2,688,971	$1,888,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$59,965	$13,153
Advances from Clients	63,224	88,843
Accrued and Other Current Liabilities	46,533	49,244
Stock payable	15,664	—
Loan Payable	—	109,914
Total Current Liabilities	185,386	261,154

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 76,377,938 and 70,727,938 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	764	707
Additional paid-in capital	10,632,984	9,634,748
Accumulated deficit	(8,130,163)	(8,008,268)
Total Shareholders' Equity	2,503,585	1,627,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,688,971	$1,888,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues
Consulting Services	$161,893	$224,375
Product & Equipment	164,087	216,007
Total Revenues	325,980	440,382

Cost of Revenues
Cost of Consulting Services	21,600	92,126
Cost of Products and Equipment	120,209	136,241
Total Cost of Revenues	141,809	228,367
Gross Profit	184,171	212,015

Operating Expenses
General and Administrative	346,752	320,586
Selling and Marketing	54,913	70,407
Stock Based Compensation Expense	15,664	4,503
Total Operating Expenses	417,329	395,496
Loss from Operations	(233,158)	(183,481)

Other Income (Expense)
Interest (expense)	(180)	—
Debt Forgiveness	110,543	—
Other income	900	5,934
Total Other Income	111,263	5,934

Net Loss	(121,895)	(177,547)
Income Tax Expense	—	—
NET LOSS	$(121,895)	$(177,547)

Basic net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	74,132,938	53,051,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(121,895)	$(177,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Bad Debt Expenses	—	22,500
Depreciation	3,248	3,000
Stock-based compensation to employees	15,664	4,503
Debt Forgiveness	(110,543)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,313)	(42,524)
Deposits	—	(2,895)
Inventory	(59,052)	(27,720)
Prepaid expenses and other current assets	(893)	(4,791)
Prepaid Acquisition Costs	(20,000)	—
Right to Use Lease Asset	—	12,662
Accounts Payable	62,196	50,925
Advances from Clients	(25,619)	44,740
Accrued and other current liabilities	(17,465)	43,985
Operating Lease Liability	—	(12,887)
Net Cash used in Operating Activities	$(276,672)	$(86,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,576)	(2,269)
Intangible assets	(3,326)	—
Net Cash Provided by (Used in) Investing Activities	$(4,902)	$(2,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	998,292	—
Net Cash Provided by Financing Activities	$998,292	$—

NET INCREASE (DECREASE) IN CASH	716,718	(88,318)

CASH AT BEGINNING OF PERIOD	1,723,132	945,181

CASH AT END OF PERIOD	$2,439,850	$856,863

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	478,261	5	43,504	—	43,509
Net Loss	—	—	—	(177,547)	(177,547)
Balance, March 31, 2020	53,456,866	$534	$8,398,424	$(7,653,402)	$745,556

Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock issued for cashless exercise	100,000	1	—	—	1
Shares issued for cash	5,550,000	56	998,236	—	998,292
Net Loss	—	—	—	(121,895)	(121,895)
Balance, March 31, 2021	76,377,938	$764	$10,632,984	$(8,130,163)	$2,503,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

Use of Estimates in Financial Reporting

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the unaudited condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting and should be read in conjunction with the consolidated financial statements and related notes of the Company and its subsidiary filed in its Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2021 and December 31, 2021, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $60,354 and $57,512, respectively. The Company recorded bad debt expense during the three months ended March 31, 2021 and 2020 of $0 and $22,500, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

During the three months ended March 31, 2021, the Company made deposit of $20,000 on the payment price as part of the Asset Purchase Agreement to acquire of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., all doing business as “Naturaleaf.”

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. Inventory is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of March 31, 2021 and December 31, 2020, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the three months ended March 31, 2021, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the three months ended March 31, 2020, three customers accounted for 35.4% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2021 and December 31, 2020.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of March 31, 2021 and December 31, 2020.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606 – Revenue Recognition.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended March 31, 2021 and 2020, sales returns were $0.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the three months ended March 31, 2021 and 2020, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2021 and 2020 these expenses were $11,888 and $6,000, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2021 and 2020, stock-based compensation expense for restricted shares for Company employees was $15,664 and $4,503, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the three months ended March 31, 2021 and 2020, our research and development costs were de minimis.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2010, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2021 and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

While the state and local governments have eased restrictions on restrictions and activities, it is possible that a resurgence in COVID-19 cases could prompt a return to or new tighter restrictions to be instituted in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company is still evaluating the impact this guidance will have on its unaudited condensed consolidated financial statements.

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

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	March 31, 2021	December 31, 2020
Accounts Receivable – Trade	$87,622	$82,467
Less: Allowance for Doubtful Accounts	(60,354)	(57,512)
Accounts Receivable, net	$27,268	$24,955

The Company had bad debt expense during the three months ended March 31, 2020 and 2021 of $0 and $22,500, respectively.

Our Advances from Clients had the following activity:

Amount
December 31, 2020	$88,843
Additional deposits received	126,131
Less: Deposits recognized as revenue	(151,750)
March 31, 2021	$63,224

Note 5. Inventory

Inventory consisted of the following:

	March 31, 2021	December 31, 2020
Raw Materials	$81,821	$39,746
Finished Goods	39,633	22,656
Total Inventory	$121,454	$62,402

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	March 31, 2021	December 31, 2020
Office equipment	$35,647	$34,072
Software	13,204	13,204
Property and equipment, gross	$48,851	$47,276
Less: Accumulated Depreciation	(25,869)	(22,621)
Property and equipment, net	$22,983	$24,655

During the three months ended March 31, 2021, the Company purchased office equipment in the amount of $1,576.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued Interest	$—	$449
Accrued Payroll	12,152	—
Other Accrued Expenses & Payables	34,381	48,795
Accrued and other current liabilities	$46,533	$49,244

Note 8. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2020	$—
Additional Expenses Incurred	15,664
Payments Upon Issuance of Shares	—
March 31, 2021	$15,664

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

Note 10. Loan Payable

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  The Company participated in the CARES Act, and on August 6, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $109,914. This loan payable matures on August 6, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. On March 3, 2021, the SBA forgave the principal of $109,914 and any accrued interest at that time.

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

During the three months ended March 31, 2021, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan. During the years ended December 31, 2020, the Company’s expense for restricted shares to Company employees was $15,664 and $4,503 which was the result of the following activity:

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

During the three months ended March 31, 2021, the Company granted 67,808 restricted shares and recognized $15,664 in associated employee stock-based compensation expense, which have not been issued at March 31, 2021. The shares are not issued until terms set by the Board of Directors are met and so the shares earned are treated as a stock payable until such time that they are issued. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the three months ended March 31, 2020, the Company granted 89,708 restricted shares and recognized $4,503 in associated employee stock-based compensation expense. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant.

During the three months ended March 31, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	March 31, 2021	December 31, 2020
Warrants	10,000	397,500
Stock Payables	67,808	—
Total	77,808	397,500

Warrants

During the three months ended March 31, 2021, warrants with a cashless exercise provision were exercised for 100,000 restricted shares by an officer/director of the Company.

During the three months ended March 31, 2021, the Company did not issue or approve any warrants. Warrants exercisable for 287,500 shares expired.

Note 13. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at March 31, 2021 and December 31, 2020, respectively.

Common Stock

During the three months ended March 31, 2021, the Company issued 5,550,000 registered shares of common stock in exchange for net proceeds of $998,292 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the three months ended March 31, 2021, warrants with a cashless exercise provision were exercised for 100,000 restricted shares by an officer/director of the Company.

During the three months ended March 31, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

Turoff Matter

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company. The action is in preliminary stage, and there is no reasonable basis to determine or reasonably calculate a contingent legal liability expense as of the date of this filing.

Note 15. Subsequent Events

Naturaleaf Acquisition

On April 30, 2021, the Company closed its acquisition of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf.”

Previously, on March 11, 2021, the Company signed an Asset Purchase Agreement to acquire the entities. In exchange for a deposit of $20,000, a subsequent payment $1,080,000 dollars, the execution of a promissory note for $1.1 million dollars, and the issuance of three million shares of common stock Naturaleaf agreed to sell the Company the following assets:

1.	Three Medical Marijuana (MMC) Store Licenses;

2.	One Marijuana Infused Product Licenses (MIPS); and,

3.	One Option Premises Cultivation License (OPC); and,

4.	Related real property assets, good will, and related business assets.

A condition precedent to closing the transaction was obtaining the approval of the Colorado MED and City of Colorado Springs to the change of ownership over the cannabis licenses. In the event MED and City do not approve the license transfers, the asset purchase agreement will terminate, and the Company will forfeit its initial $20,000 payment. On April 30, 2021, Colorado MED and the City of Colorado Springs granted approval and the transaction closed. The Company paid $1,080,000 in cash, executed a promissory note for $1.1 million dollars and issued three million shares of restricted common stock to Naturaleaf.

PPP Loan

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic.  In late 2020, a second round of funding was authorized and made available. The Company on April 22, 2021, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $130,186. This loan payable matures on April 26, 2026 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined.

In accordance with ASC 855-10, the Company has analyzed its operations after December 31, 2020 to the date these Unaudited condensed consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended March 31, 2021.

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

Naturaleaf Acquisition

On March 11, 2021, the Company entered into an asset purchase agreement with Medihemp, LLC (“Medihemp”) and its wholly owned subsidiary SLAM Enterprises, LLC (“SLAM”), and Medical Cannabis Caregivers, Inc. (“Medical Cannabis”), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf.”

Medihemp and SLAM, respectively own fixed assets and operate two retail Medical Marijuana Centers located in Colorado Springs, Colorado. Medical Cannabis owns fixed assets and operates a retail Medical Marijuana Center located in Colorado Springs, Colorado. Medical Cannabis also owns and operates a Medical Marijuana Optional Premises Cultivation license, and a Medical Marijuana-Infused Product Manufacturer license.

As part of the Asset Purchase Agreement the Company has agreed to purchase, and Medihemp, SLAM, and Medical Cannabis agreed to sell and/or assign to the Company, all of their respective fixed assets and associated intellectual property, including assignment of the following licenses issued by the Colorado Marijuana Enforcement Division (“MED”) and the corresponding City of Colorado Springs (“City”):

o	Medihemp’s, SLAM’s and Medical Cannabis’ respective Medical Marijuana Center licenses;

o	Medical Cannabis’ Medical Marijuana Infused Product Manufacturer license; and,

o	Medical Cannabis’ Medical Marijuana Optional Premises Cultivation license.

The Company will be assuming leases for Medihemp, SLAM, and Medical Cannabis’ respective retail Medical Marijuana Centers.

The purchase price for the acquisition is $2.2 million dollars and the issuance of 3 million shares of the Company’s restricted common stock. Payment terms required a $20,000 non-refundable payment upon signing, a cash payment of $1,080,000 after the receipt of the Contingent Approval Letters of the Change of Ownership applications from the MED and City, and the balance of $1,100,000 paid pursuant to a promissory note executed by Registrant effective upon receipt of the Contingent Approval Letters. The maturity date of the Promissory Note is 365 days from the Closing Date, includes 10% simple interest accruing annually, and is not subject to a pre-payment penalty.

The closing of the transaction is contingent upon the Registrant completing due diligence, including obtaining the audited financial statements of Medihemp, SLAM and Medical Cannabis, and the receipt of the Contingent Approval Letters from MED and City approving the transfer of the licenses to the Registrant. In the event MED and City do not approve the license transfers, the asset purchase agreement will terminate, and the Company will forfeit its initial $20,000 payment. On April 30, 2021, Colorado MED and the City of Colorado Springs granted approval and the transaction closed. The Company paid $1,080,000 in cash, executed a promissory note for $1.1 million dollars and issued three million shares of restricted common stock to Naturaleaf.

RESULTS OF OPERATIONS

Revenues

Total revenues were $325,980 for the three months ended March 31, 2021 as compared to $440,382 for the three months ended March 31, 2020.

Consulting service revenues during the three months ended March 31, 2021 were $161,893 versus $224,375 for the three months ended March 31, 2020. Our product and equipment revenues for the three months ended March 31, 2021 were $164,087 revenues versus $216,007 for the three months ended March 31, 2020.

The decreases in total revenue of $114,402, represents a decrease of $62,482 in consulting revenue combined with a $51,920 decrease in product and equipment revenue. Decreases in consulting services is a direct result of the effects of COVID-19 on clients plans, management has started to see a pick up in services as a result of several states legalizing cannabis for medicinal and/or recreational use. Soil sales saw decrease in part due to the timing of sales requiring prepayment at the end of the quarter not being able to be shipped and therefor recognized prior to the end of the period.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or products. During the three months ended March 31, 2021, our total costs of revenues were $141,809 compared to $228,367 for the three months ended March 31, 2020. Costs associated with consulting services decreased as the Company has focused on the use of internal staff, rather than consultants for a majority of this work. Costs associated with products and equipment decreased $86,558 as a result of the change in the products being offered offset by an increase in cost per bag for one product.

Gross Profit

Total gross profit was $184,171 for the three months ended March 31, 2021, compromised of consulting services gross profit of $140,293 and products and equipment gross profit of $43,878. This compares to total gross profit of $212,015 for the three months ended March 31, 2020, compromised of consulting services gross profit of $132,249 and products and equipment gross profit of $79.766. The relative decreases are a result of the actions described above.

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

Operating Expenses

Total operating expenses were $417,329, for the three months ended March 31, 2021, and $395,496 for the three months ended March 31, 2020. The decrease of $21,833 in operating expenses is attributed to decreases in expenses associated with general and administrative legal expenses, offset by increases in stock compensation expense and expenses incurred in connection with the proposed acquisition of Naturaleaf.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2021 was $111,263 as compares with $5,934 for the three months ended March 31, 2020. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration.

Net Loss

Net loss for the three months ended March 31, 2021 was ($121,895) as compared to a net loss of ($177,547) for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $2,439,850 and accounts receivable of $27,268. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the three months ended March 31, 2021, the Company issued 5,550,000 registered shares of common stock in exchange for net proceeds of $998,292 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2021 was a use of ($276,672), compared to net cash used by operating activities of ($86,049), for the three months ended March 31, 2020. Increases in cash used were a result of the increases in inventory, prepaid expenses, and prepaid acquisition costs offset by decreases in advances from clients.

Investing Activities

For the three months ended March 31, 2021 and 2020, investing activities were a use of cash of ($4,902) and ($2,269) respectively.

Financing Activities

During the three months ended March 31, 2021 proceeds received from financing activities was $998,292 and $0 for the three months ended March 31, 2020. Funds received during the three months ended March 31, 2021 were from the sale of shares of the Company’s registered common stock.

Off Balance Sheet Arrangements

As of March 31, 2021, and December 31, 2020, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2021	2020

Adjusted EBITDA reconciliation:
Net income (loss)	$(121,895)	$(177,547)
Bad Debt Expense	—	22,500
Depreciation	3,248	3,000
Interest Expense	—	—
Stock-based compensation to employees	15,664	4,503
Adjusted EBITDA	$(102,093)	$(147,544)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of March 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2021.

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

The Company did not issue and shares of its unregistered securities during the three months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2021 or 2019.

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

Date: May 10, 2021

By: /s/ Terrry Buffalo

Terry Buffalo,

Chief Executive Officer & Chief Financial Officer

