Form 10-Q
period 2021-06-30
American Cannabis Company, Inc.
filed 2021-08-16
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 30, 2021 and August 13, 2021, 79,902,938 and 80,152,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Equivalents	$1,131,833	$1,723,132
Accounts Receivable, Net	23,331	24,955
Deposits	2,895	2,895
Inventory	331,494	62,402
Prepaid Expenses and Other Current Assets	24,072	50,302
Total Current Assets	1,513,625	1,863,686

Property and Equipment - Net	468,216	24,655
Other Assets
Intangible Assets, net	1,115,182	-
Goodwill	1,530,316	-
Right of Use Assets - Operating Leases, net	163,416	-
Long Term Deposits	6,001	-
Total Other Assets	2,814,915	-
TOTAL ASSETS	$4,796,756	$1,888,341
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$264,468	$13,153
Advances from Clients	63,447	88,843
Accrued and Other Current Liabilities	136,368	49,244
Stock payable	28,690	-
Right of Use Liabilities, current	147,131	-
Note payables, current	1,230,186	109,914
Total Current Liabilities	1,870,290	261,154
Long Term Liabilities
Right of Use Liabilities	16,286	-
Total Long Term Liabilities	16,286	-
TOTAL LIABILITIES	1,886,576	261,154
Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; 79,902,938 and 70,727,938 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	798	707
Additional paid-in capital	11,408,199	9,634,748
Accumulated deficit	(8,498,817)	(8,008,268)
Total Shareholders' Equity	2,910,180	1,627,187
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,796,756	$1,888,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenues
Consulting Services	$39,501	$131,238	$201,393	$355,613
Product & Equipment	273,401	418,675	437,489	634,682
Cannabis Products	307,077	-	307,077	-
Total Revenues	619,979	549,913	945,958	990,295

Cost of Revenues
Cost of Consulting Services	6,006	22,429	26,706	114,555
Cost of Products and Equipment	209,148	287,368	330,257	423,609
Cost of Cannabis Products	146,074	-	146,074	-
Total Cost of Revenues	361,228	309,797	503,037	538,164
Gross Profit	258,751	240,116	442,921	452,131

Operating Expenses
General and Administrative	535,641	240,187	870,569	560,773
Selling and Marketing	61,006	92,621	127,743	163,028
Stock Based Compensation Expense	13,027	19,659	28,690	24,162
Total Operating Expenses	609,674	352,467	1,027,002	747,963
Loss from Operations	(350,923)	(112,351)	(584,081)	(295,832)

Other Income (Expense)
Interest (expense)	(18,629)	-	(18,810)	-
Debt Forgiveness	-	-	110,543	-
Other income	900	10,588	1,799	16,522
Total Other (Expense) Income	(17,729)	10,588	93,532	16,522
Net Loss	(368,654)	(101,763)	(490,549)	(279,310)
Income Tax Expense	-	-	-	-
NET LOSS	$(368,652)	$(101,763)	$(490,549)	$(279,310)
Basic net loss per common share	$(0)	$(0)	$(0)	$(0.01)
Basic weighted average common shares outstanding	76,256,839	54,206,866	76,329,457	53,460,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(490,549)	$(279,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Sale of assets	-	(500)
Depreciation	8,979	7,095
Stock-based compensation to employees	28,690	24,162
Debt Forgiveness	(109,914)	-
Changes in operating assets and liabilities:
Accounts receivable	1,624	59,435
Deposits	-	1,605
Inventory	(119,092)	(45,473)
Prepaid expenses and other current assets	26,230	346
Right to Use Lease Asset	(163,416)	25,497
Accounts Payable	251,314	163,761
Advances from Clients	(25,396)	(60,643)
Accrued and other current liabilities	87,124	10,501
Operating Lease Liability	163,416	(25,947)
Net Cash used in Operating Activities	$(340,990)	$(119,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(360,015)	(2,269)
Proceeds from sales of property and equipment	-	2,500
Acquisition of Assets	(1,100,000)	-
Intangible assets	(4,022)	-
Net Cash Provided by (Used in) Investing Activities	$(1,464,037)	$231

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from PPP loan	130,186	-
Proceeds from sale of common stock	1,083,542	69,503
Net Cash Provided by Financing Activities	$1,213,728	$69,503

NET DECREASE IN CASH	(591,299)	(49,737)

CASH AT BEGINNING OF PERIOD	1,723,132	945,181

CASH AT END OF PERIOD	$1,131,833	$895,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Stock issued for receivables	$-	$25,472
Stock issued for acquisition of assets	$690,000	$-
Note Payable issued for acquisition of assets	$1,100,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	53,456,866	$534	$8,398,424	$(7,653,402)	$745,556
Stock-based compensation to employees	-	-	-	-	-
Shares issued cash and receivables	750,000	7	94,968	-	94,975
Net Loss	-	-	-	(101,763)	(101,763)
Balance, June 30, 2020	54,206,866	$541	$8,493,392	$(7,755,165)	$738,768

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2021	76,377,938	$763	$10,632,985	$(8,130,165)	$2,503,583
Stock issued for asset acquisition	3,000,000	30	689,970	-	690,000
Stock issued for cashless exercise of warrants	25,000	-	-	-	-
Stock issued for cash	500,000	5	85,244	-	85,249
Net Loss	-	-	-	(368,652)	(368,652)
Balance, June 30, 2021	79,902,938	$798	$11,408,199	$(8,498,817)	$2,910,180

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	478,261	5	43,504	-	43,509
Shares issued cash and receivables	750,000	7	94,968	-	94,975
Net Loss	-	-	-	(279,310)	(279,310)
Balance, June 30, 2020	54,206,866	$541	$8,493,392	$(7,755,165)	$738,768

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock issued for asset acquisition	3,000,000	30	689,970	-	690,000
Stock issued for cashless exercise of warrants	125,000	1	(1)	-	-
Stock issued for cash	6,050,000	60	1,083,482	-	1,083,542
Net Loss	-	-	-	(490,549)	(490,549)
Balance, June 30, 2021	79,902,938	$798	$11,408,199	$(8,498,817)	$2,910,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado.

Naturaleaf agreed to sell or assign to the Company the following assets:

1.	Three Medical Marijuana (MMC) Store Licenses;

2.	One Marijuana Infused Product Licenses (MIPS); and,

3.	One Option Premises Cultivation License (OPC); and,

4.	Related real property assets, goodwill, and related business assets.

As a result, the Company has expanded its business model to include the cultivation and retail sale of cannabis in the medicinal cannabis industry.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Use of Estimates in Financial Reporting

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the condensed consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company reports results of operations in 3 distinct segments: Consulting Services, Soil Product and Equipment and Cannabis Products.

The Consulting Services segment provides services to the Cannabis industry as to the development and expansion of cultivation and retail facilities. These services include business plans, design advice and cultivation oversight. These services are offered throughout the United States.

The Soil Product and Equipment Segment handles the sale of our So-Hum Living Soils Product and the resale of Equipment in connection with our consulting services not only in the Cannabis industry but also to other agricultural industries. These products are offered for sale throughout the United States.

The Cannabis Product segment handles both the cultivation of and the retail sale of medicinal cannabis products in the State of Colorado.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of June 30, 2021 and December 31, 2021, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $60,354 and $57,512, respectively. The Company recorded bad debt expense during the six months ended June 30, 2021 and 2020 of $0 and $22,500, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of June 30, 2021 and December 31, 2021, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At June 30, 2021, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the six months ended June 30, 2021, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the six months ended June 30, 2020, three customers accounted for 35.4% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2021 and December 31, 2020.

Goodwill

Goodwill represents the excess of fair value over identifiable tangible and intangible net assets acquired in business combinations. Goodwill is not amortized, instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of June 30, 2021 and December 31, 2020.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

Revenue Recognition

We have adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606). Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows or financial position.

Our service and product revenues arise from contracts with customers.  Service revenue includes Operations Divisions consulting revenue. Product revenue includes (a) Operations Division product sales (So-Hum Living Soils), (b) Equipment sales division, (c) Cannabis sales division.  The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the six months ended June 30, 2021 and 2020, sales returns were $0.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three months ended June 30, 2021.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based upon the total amount of a purchase, at the time of purchase. Management has determined that as there is no separate performance obligation to the reward program, i.e. the accumulation and redemption of points, and as such the Company recognizes the revenue at the time of purchase.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the six months ended June 30, 2021 and 2020 these expenses were $33,238 and $8,489, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the six months ended June 30, 2021 and 2020, stock-based compensation expense for restricted shares for Company employees was $28,690 and $4,503, respectively and $13,027 and $19,659 for the three months ended June 30, 2021. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the six months ended June 30, 2021, no warrants were issued as stock compensation.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the six months ended June 30, 2021 and 2020, our research and development costs were de minimis.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2010, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2021 and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 4. Naturaleaf Asset Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado.

Naturaleaf agreed to sell or assign to the Company the following assets:

5.	Three Medical Marijuana (MMC) Store Licenses;

6.	One Marijuana Infused Product Licenses (MIPS); and,

7.	One Option Premises Cultivation License (OPC); and,

8.	Related real property assets, goodwill, and related business assets.

The aggregate consideration paid for the Assets was $2,890,000, which consisted of (i) a cash payment of $1,100,000, (ii) the issuance of a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”), and (iii) the issuance of 3,000,000 shares of the Company’s restricted common stock valued at $0.23 per share or $690,000.

The asset acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, the Company has estimated the fair value of Medihemp LLC and Medical Cannabis Caregivers, Inc.’s (hereafter “Naturaleaf’s”) assets acquired and conformed the accounting policies of Naturaleaf to its own accounting policies. The Company expensed certain legal, auditing and licensing costs with the acquisition of $83,095.

As part of the acquisition, the owners of Naturaleaf retained the outstanding cash balance on the date of the acquisition and had agreed to the payment of all outstanding accounts payables and related party advances.

The Company has performed a preliminary valuation analysis of the fair market value of Naturaleaf’s assets. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Cash	$--
Inventory	150,000
Property, plant and equipment	92,523
Long Term Deposits	6,000
Identifiable intangible assets	1,111,161
Goodwill	1,530,316
Accounts payable	--
Total consideration	$2,890,000

Preliminary goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired and is consistent with the Company's stated intentions and strategy. Other assets include inventory and fixed assets.

The preliminary fair value of Naturaleaf’s identifiable intangible assets was $1,111,161 million at April 30, 2021, consisting of $694,476 in licenses and $416,875 in brand names. Due to the indefinite life of the identifiable intangible assets at this time, the Company did not recognize an amortization expense during the six months ended June 30, 2021.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

The estimated fair values assigned to identifiable assets acquired assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The results of operations of Naturaleaf for the period from April 30, 2021 through June 30, 2021 are included in the Company's unaudited condensed consolidated financial statements as of June 30, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and six months ended June 30, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total Revenues	$808,243	$1,162,406	$1,712,496	$2,468,724
Loss from Operations	$(351,728)	$(8,908)	$(383,864)	$(88,189)

Basic and diluted loss per share	$—	$—	$—	$—

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	June 30, 2021	December 31, 2020
Accounts Receivable – Trade	$168,101	$82,467
Less: Allowance for Doubtful Accounts	(144,770)	(57,512)
Accounts Receivable, net	$23,331	$24,955

The Company had bad debt expense during the six months ended June 30, 2021 and 2020 of $0, respectively.

Our Advances from Clients had the following activity:

Amount
December 31, 2020	$88,843
Additional deposits received	199,892
Less: Deposits recognized as revenue	(225,288)
June 30, 2021	$63,447

Note 6. Inventory

Inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw Materials	$92,132	$39,746
Work In Process	66,287	-
Finished Goods	173,075	22,656
Total Inventory	$331,494	$62,402

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	June 30, 2021	December 31, 2020
Office equipment	$38,481	$34,071
Software	13,204	13,204
Furniture and Fixtures	2,328	-
Machinery and Equipment	329,992	-
Leasehold Improvements	115,808	-
Property and equipment, gross	$499,813	$47,275
Less: Accumulated Depreciation	(31,597)	(22,621)
Property and equipment, net	$468,216	$24,654

As part of the Naturaleaf Asset Acquistion, the Company acquired $92,535 in fixed assets consisting of machinery and equipment and leasehold improvements. During the six months ended June 30, 2021, the Company purchased office equipment in the amount of $1,576 and has made purchases of machinery and equipment of $308,438 in order to upgrade operations at the new cultivation facilities and has spent $50,000 in leasehold improvements at the cultivation facilities.

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued Interest	$18,629	$449
Accrued Payroll	33,112	-
Sales Tax Payable	17,633	-
Other Accrued Expenses & Payables	66,994	48,795
Accrued and other current liabilities	$136,368	$49,244

Note 9. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2020	$-
Additional Expenses Incurred	28,690
Payments Upon Issuance of Shares	-
June 30, 2021	$28,690

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 10. Operating Lease Right-of-Use Asset/Operating Lease Liability

The Company leases property under operating leases. Property leases include retail and cultivation space with fixed rent payments and lease terms ranging from one to two years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable rent expense when incurred.

The Company’s lease portfolio consists of the following.

Lease Name	Asset Type	Start Date	Expiration Date	Monthly Rent
Durango Lease	Real Property	5/1/2021	5/31/2022	$10,200
Lehman Lease	Real Property	5/1/2021	12/31/2022	$2,732
Palmer Lease	Real Property	5/1/2021	6/30/2022	$1,069
Greenspace Membership	Real Property	4/15/2021	12/31/2021	$1,000
Tejon Lease	Real Property	5/1/2021	4/30/2022	$3,700

On June 1, 2020, the Company entered into a new lease membership agreement for a one-year term for an amount of $2,895 per month, the lease expired on May 31, 2021. At that time the Company entered into an 8 ½ month lease for less space for an amount of $1,000 per month. We determined under ASC 842, due to the short-term nature of the lease that the lease membership agreement met the criteria of ASC 842-20-25-2 and as such it was not necessary to capitalize the lease and rent will be recognized on a monthly straight-line basis.

On May 1, 2020, as part of the Naturaleaf Acquisition, leases for grow facilities and dispensaries were assigned to the Company. These leases were determined to be operating leases under ASC 842 and such leases was capitalized. It was determined that the Tejon lease, due to the short-term nature of the lease met the criteria of ASC 842-20-25-2 and as such it was not necessary to capitalize the lease and rent would be recognized on a straight-line basis.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2021 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

As of June 30, 2021, the maturities of operating leases liabilities are as follows:

Operating Leases
2021	$84,474
2022	91,158
Total	175,632
Less: amount representing interest	(12,216)
Present value of future minimum lease payments	163,416
Less: current obligations under leases	147,131
Long-term lease obligations	$16,286

As of June 30, 2021, the aggregate remaining minimal annual lease payments under these operating leases, including those accounted for under practicable expedient were as follows:

2021	$112,213
2022	103,844
Total	$216,057

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 11. Loans Payable

PPP Loans

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

On April 23, 2021, the Company entered into a second note payable with a bank under the SBA PPP Loan in the amount of $130,186. The PPP Loan is subject to the same terms of forgiveness as above. The monthly payment amount will be $3,056 beginning on September 22, 2022.

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note has a term of 1 year with a due date of April 1, 2022 and does not require any payments prior to the due date. The note has an annual interest rate of 10%. At June 30, 2021, interest of $18,383 had been accrued.

Note 12. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

Note 13. Stock Based Compensation

During the six months ended June 30, 2021, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

During the six months ended June 30, 2021, the Company granted 135,616 restricted shares and recognized $28,690 in associated employee stock-based compensation expense , which is included as part of the outstanding stock payable June 30, 2021. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the six months ended June 30, 2020, the Company granted 225,000 restricted shares and recognized $19,347 in associated employee stock-based compensation expense, which is included as part of the outstanding stock payable June 30, 2020, that was issued in December 2020. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant.

During the six months ended June 30, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	June 30, 2021	December 31, 2020
Warrants	10,000	397,500
Stock Payable	135,616	-
Total	145,616	397,500

Warrants

During the six months ended June 30, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares . Of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

During the six months ended June 30, 2021, the Company did not issue or approve any warrants. Warrants exercisable for 287,500 shares expired.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 14. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at June 30, 2021 and December 31, 2020, respectively.

Common Stock

During the six months ended June 30, 2021, the Company issued 6,050,000 registered shares of common stock in exchange for net proceeds of $1,083,541 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the six months ended June 30, 2021, the Company issued 3,000,000 shares of its restricted common stock to the sellers of Naturaleaf, as part of the acquisition of assets of Naturaleaf. The shares had a value of $690,000 based on a closing market price on April 23, 2021 of $0.23 per share.

During the six months ended June 30, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares . Of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

During the six months ended June 30, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

Note 15.   Commitments and Contingencies

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

Turoff Matter

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful terminations. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. All parties have appeared in the case and the case is currently in the discovery. At this time, there is no reasonable basis from which a determination or estimate may be made concerning any contingent liability related to this lawsuit.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

Note 16. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after Unaudited consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the six months ended June 30, 2021, other than as follows.

In August 2021, the Company issued 250,000 registered shares of common stock in exchange for net proceeds of $26,935 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

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

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of June 30, 2021, the policy and regulations of the Federal Government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

Naturaleaf Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado.

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

Naturaleaf agreed to sell or assign to the Company the following assets:

1.	Three Medical Marijuana (MMC) Store Licenses;

2.	One Marijuana Infused Product Licenses (MIPS); and,

3.	One Option Premises Cultivation License (OPC); and,

4.	Related real property assets, goodwill, and related business assets.

As a result, the Company has expanded its business model to include the cultivation and retail sale of cannabis in the medicinal cannabis industry.

The aggregate consideration paid for the Assets was $2,890,000, which consisted of (i) a cash payment of $1,100,000, (ii) the issuance of a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”), and (iii) the issuance of 3,000,000 shares of the Company’s restricted common stock valued at $0.23 per share or $690,000.

The asset acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, the Company has estimated the fair value of Medihemp LLC and Medical Cannabis Caregivers, Inc.’s (hereafter “Naturaleaf’s”) assets acquired and conformed the accounting policies of Naturaleaf to its own accounting policies.

As part of the acquisition, the owners of Naturaleaf retained the outstanding cash balance on the date of the acquisition and had agreed to the payment of all outstanding accounts payables and related party advances.

The Company has performed a preliminary valuation analysis of the fair market value of Naturaleaf’s assets. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Cash	$--
Inventory	150,000
Property, plant and equipment	92,523
Long Term Deposits	6,000
Identifiable intangible assets	1,111,161
Goodwill	1,530,316
Accounts payable	--
Total consideration	$2,890,000

Preliminary goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired and is consistent with the Company's stated intentions and strategy. Other assets include inventory and fixed assets.

The preliminary fair value of Naturaleaf’s identifiable intangible assets was $1,111,161 million at April 30, 2021, consisting of $$694,476 in licenses and $416,875 in brand names.

The estimated fair values assigned to identifiable assets acquired assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

RESULTS OF OPERATIONS

Revenues

Total revenues were $945,958 for the six months ended June 30, 2021 as compared to $990,295 for the six months ended June 30, 2020. Total revenues were $619,978 for the three months ended June 30, 2021 as compared to $549,913 for the three months ended June 30, 2021. The decreases in total revenue of $44,337, represents a decrease of $154,221 in consulting revenue combined with a $197,193 decrease in product and equipment revenue offset by the revenue stream from the sale of cannabis products.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or soil products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the six months ended June 30, 2021, our total costs of revenues were $503,037 compared to $538,168 for the six months ended June 30, 2020. Decreases in costs of consulting services and products and equipment were offset by $146,074 in costs associated with the Company’s cannabis products.

Consulting Services

Consulting service revenues during the six months ended June 30, 2021 were $201,393 versus $335,613 for the six months ended June 30, 2020. Decreases in consulting services is a direct result of the effects of COVID-19 on clients plans. Management had started to see an op tick in services as a result of several states legalizing cannabis for medicinal and/or recreational use in late 2020, but during the last six months the use of such services has been effected by delays in finalization of rules for implementation in those states that in 2020 legalized cannabis for either medicinal or recreational purposes.

Costs of Services were $26,706 compared to $114,555 for the six months ended June 30, 2021 and 2020. Costs associated with consulting services decreased $87,849 as the Company has focused on the use of internal staff, rather than consultants for a majority of this work.

Soil Product and Equipment Revenues

Our product and equipment revenues for the six months ended June 30, 2021 were $437,489 revenues versus $634,682 for the six months ended June 30, 2020. As a result of changes in warehousing and production practices, soil sales are seeing a decrease in the sales recognized during the period due to the timing of sales requiring prepayment at the end of the quarter not being ready for shipment in the last days of the quarter and therefor not recognizable as revenue at the prior to the end of the period.

Costs of Products and Equipment were $330,257 and $423,609, during the six months ended June 30, 2021 and 2020. Costs associated with products and equipment decreased $93,352, from as a result of the change in the products being offered offset by an increase in cost per bag for one product.

Cannabis Product Revenues

Cannabis product revenues during the six and three months ended June 30, 2020 were $307,077, respectively. The Company acquired the assets of Naturaleaf on April 30, 2021 and only began recognizing revenues from these operations on May 1, 2021.

Costs associated with cannabis products consists of those costs incurred in the cultivation of the plants and the retail sale of the products. During the six months ended June 30, 2021 such costs were $146,074.

Gross Profit

Total gross profit was $442,921 for the six months ended June 30, 2021, compromised of consulting services gross profit of $174,687, products and equipment gross profit of $107,232 and a gross profit of $161,003 for cannabis products. This compares to total gross profit of $452,131 for the six months ended June 30, 2020, compromised of consulting services gross profit of $241,058 and products and equipment gross profit of $211,073. The relative decreases are a result of the actions described above.

The decrease in our consulting services gross profits reflects the effects of COVID-19 which has been compounded by delays in finalization of rules for implementation in states that in 2020 legalized cannabis for either medicinal or recreational purposes The decrease in gross profits for products and equipment was due to the Company expanding its product line in large quantity container (“Tote”) selling at lower margins as a promotion to clients during the period.

Operating Expenses

Total operating expenses were $1,027,002, for the six months ended June 30, 2021, and $747,963 for the six months ended June 30, 2020. The increase in operating expenses is attributed to increases legal, accounting and other third party consultant costs associated with the closing of the Naturaleaf asset acquisition. The Company has seen additional increases in sales and marketing expenses and web site design during the period.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2021 was $93,532 as compared with $16,522 for the six months ended June 30, 2020. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration offset by increases in interest expenses resulting from the $1,100,000 promissory note issued in connection with the asset acquisition from Naturaleaf.

Net Loss

Net loss for the six months ended June 30, 2021 was ($490,549) as compared to a net loss of ($279,310) for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $1,131,833 and accounts receivable of $23,331. We have seen an increase is liquidity as a result of the asset acquisition of Naturaleaf due to the immediacy the receipt of funds as a result of retail revenue. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the six months ended June 30, 2021, the Company issued 6,050,000 registered shares of common stock in exchange for net proceeds of $1,083,542 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2021 was a use of ($340,990), compared to net cash used by operating activities of ($119,471), for the six months ended June 30, 2020. Increases in cash used were a result of the increases in inventory, prepaid expenses, and prepaid acquisition costs offset by decreases in advances from clients.

Investing Activities

For the six months ended June 30, 2021 and 2020, investing activities were a use of cash of ($1,464,036) and ($231) respectively. The increases were result of the cash payment in the acquisition of the assets of Naturaleaf of $1,100,000, expenditures of equipment and leasehold improvements for the cultivation and dispensary facilities of $360,015.

Financing Activities

During the six months ended June, 2021 proceeds received from financing activities was $1,213,541 and $69,503 for the six months ended June 30, 2020. Funds received during the six months ended June 30, 2021 were from the sale of shares of the Company’s registered common stock and a receipt of funds from the Company’s second SBA PPP Loan.

Off Balance Sheet Arrangements

As of June 30, 2021, and December 31, 2020, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2021	2020

Adjusted EBITDA reconciliation:
Net income (loss)	$(490,549)	$(279,310)
Bad Debt Expense	—	--
Depreciation	8,979	7,095
Interest Expense	—	—
Stock-based compensation to employees	28,690	24,162
Adjusted EBITDA	$(452,880)	$(248,053)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

● pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

● provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management identified the following material weaknesses:

●      we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	we have not performed a risk assessment and mapped our processes to control objectives.

●	we have not implemented comprehensive entity-level internal controls.

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of June 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of June 30, 2021.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

● We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

● Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

● While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

● We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our principal executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court, case number 19-cv34380. The complaint seeks a declaratory judgement and damages relating to Ms. Turoff’s allegations that while working for the Company, she was misclassified as an independent contractor when she was allegedly an employee of the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful terminations. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. All parties have appeared in the case and the case is currently in the discovery. At this time, there is no reasonable basis from which a determination or estimate may be made concerning any contingent liability related to this lawsuit.

ITEM 1A.	RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 23, 2021, the Company issued 3,000,000 shares of its restricted common stock as part of the acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc. (“Naturaleaf”). The shares were issued to its common owner.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2021 and 2020.

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

Date: August 13, 2021

By:	/s/ Terrry Buffalo

Terry Buffalo,

Chief Executive Officer & Chief Financial Officer