Form 10-Q
period 2021-09-30
American Cannabis Company, Inc.
filed 2021-11-05
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At September 30, 2021 and November 5, 2021, 80,152,938 and 80,652,938 shares of common stock were outstanding, respectively.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS:

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED).	4

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)	6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED).	5

	NOTES TO THE UNAUDITED CONDENSEND CONSOLIDATED FINANCIAL STATEMENTS.	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4.	CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	33

Item 1A.	RISK FACTORS	33

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

Item 3.	DEFAULTS UPON SENIOR SECURITIES	33

Item 4.	MINE SAFETY DISCLOSURES	33

Item 5.	OTHER INFORMATION	33

Item 6.	EXHIBITS	34

SIGNATURES		35

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Equivalents	$884,056	$1,723,132
Accounts Receivable, Net	45,155	24,955
Deposits	2,895	2,895
Inventory	277,332	62,402
Prepaid Expenses and Other Current Assets	53,602	50,302
Total Current Assets	1,263,040	1,863,686

Property and Equipment - Net	417,410	24,655

Other Assets
Intangible Assets, Net	1,063,074	—
Goodwill	1,530,316	—
Right of Use Assets - Operating Leases, net	125,899	—
Long Term Deposits	32,888	—
Total Other Assets	2,752,177	—
TOTAL ASSETS	$4,432,627	$1,888,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$173,762	$13,153
Advances from Clients	120,947	88,843
Accrued and Other Current Liabilities	96,191	49,244
Stock payable	37,008	—
Right of Use Liabilities, current	117,630	—
Note payables, current	1,100,000	109,914
Total Current Liabilities	1,645,538	261,154

Long Term Liabilities
Right of Use Liabilities	8,269	—
Total Long Term Liabilities	8,269	—
TOTAL LIABILITIES	1,653,807	261,154

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 80,152,938 and 70,727,938 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	800	707
Additional paid-in capital	11,435,132	9,634,748
Accumulated deficit	(8,657,112)	(8,008,268)
Total Shareholders' Equity	2,778,820	1,627,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,432,627	$1,888,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues
Consulting Services	$53,277	$71,000	$254,669	$426,613
Product & Equipment	292,709	197,709	730,198	832,391
Cannabis Products	406,967	—	714,043	—
Total Revenues	752,953	268,709	1,698,910	1,259,004

Cost of Revenues
Cost of Consulting Services	9,473	24,425	36,179	138,980
Cost of Products and Equipment	182,795	133,036	513,051	556,645
Cost of Cannabis Products	231,964	—	379,753	—
Total Cost of Revenues	424,232	157,461	928,983	695,625
Gross Profit	328,721	111,248	769,927	563,379

Operating Expenses
General and Administrative	539,340	195,864	1,428,092	768,499
Selling and Marketing	42,455	85,074	150,301	248,102
Stock Based Compensation Expense	8,318	—	37,008	12,300
Total Operating Expenses	590,113	280,938	1,615,401	1,028,901
Loss from Operations	(261,392)	(169,690)	(845,474)	(465,522)

Other Income (Expense)
Interest (expense)	(28,027)	(1,788)	(46,837)	(2,865)
Debt Forgiveness	130,186	—	240,100	—
Other income	938	36,900	3,367	54,499
Total Other Income (Expense)	103,097	35,112	196,630	51,634
Net Loss	(158,295)	(134,578)	(648,844)	(413,888)
Income Tax Expense	—	—	—	—
NET LOSS	$(158,295)	$(134,578)	$(648,844)	$(413,888)
Basic net loss per common share	$(0)	$(0)	$(0)	$(0.01)
Basic and diluted weighted average common shares outstanding	80,052,395	56,500,827	77,584,074	54,477,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	54,206,866	$541	$8,493,392	$(7,755,165)	$738,768
Shares issued for services	78,505	1	7,065	—	7,066
Shares issued for cash	4,950,000	49	364,582	—	364,631
Net Loss	—	—	—	(134,578)	(134,578)
Balance, September 30, 2020	59,235,371	$591	$8,865,039	$(7,889,743)	$975,887

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	79,902,938	$798	$11,408,199	$(8,498,817)	$2,910,180
Stock issued for cash	250,000	3	26,932	—	26,935
Net Loss	—	—	—	(158,295)	(158,295)
Balance, September 30, 2021	80,152,938	$801	$11,435,131	$(8,657,112)	$2,778,820

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	478,261	4	43,502	—	43,506
Stock issued for services	78,505	1	7,065	—	7,066
Shares issued cash	5,700,000	57	459,552	—	459,609
Net Loss	—	—	—	(413,888)	(413,888)
Balance, September 30, 2020	59,235,371	$591	$8,865,039	$(7,889,743)	$975,887

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock issued for asset acquisition	3,000,000	30	689,970	—	690,000
Stock issued for cashless exercise of warrants	125,000	1	(1)	—	—
Stock issued for cash	6,300,000	63	1,110,414	—	1,110,477
Net Loss	—	—	—	(648,844)	(648,844)
Balance, September 30, 2021	80,152,938	$801	$11,435,131	$(8,657,112)	$2,778,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(648,844)	$(413,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Sale of assets	—	(500)
Allowance for Bad Debt Expenses	—	9,032
Depreciation and Amortization	77,810	11,070
Stock-based compensation to employees	37,008	12,300
Stock issued for services	—	7,066
Debt Forgiveness	(240,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(185,151)	75,705
Inventory	(64,930)	(47,462)
Prepaid expenses and other current assets	(30,187)	11,828
Right to Use Lease Asset	(125,889)	34,418
Accounts Payable	160,608	10,546
Advances from Clients	197,057	56,378
Accrued and other current liabilities	46,945	(51,436)
Operating Lease Liability	125,889	(34,943)
Net Cash Used in Operating Activities	$(649,784)	$(319,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(324,012)	(2,588)
Proceeds from sales of property and equipment	—	2,500
Acquisition of Assets	(1,100,000)	—
Intangible assets	(5,943)	—
Net Cash Used in Investing Activities	$(1,429,955)	$(88)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	130,186	109,914
Proceeds from sale of common stock	1,110,477	459,609
Net Cash Provided by Financing Activities	$1,240,663	$569,523

NET (DECREASE) INCREASE IN CASH	(839,076)	249,549

CASH AT BEGINNING OF PERIOD	1,723,132	945,181

CASH AT END OF PERIOD	$884,056	$1,194,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock issued for acquisition of assets	$690,000	$
Note Payable issued for acquisition of assets	$1,100,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

2.	One Marijuana Infused Product Licenses (MIPS); and

3.	One Option Premises Cultivation License (OPC); and

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of September 30, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 20, 2021, and December 31, 2020, the Company’s allowance for doubtful accounts was $14,980 and $54,980, respectively. The Company recorded bad debt expense during the nine months ended September 30, 2021 and 2020 of $0 and $9,032, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of September 30, 2021 and December 31, 2021, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At September 30, 2021, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the nine months ended September 30, 2021, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the nine months ended September 30, 2020, three customers accounted for 35.4% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2021 and December 31, 2020.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company recognized an estimated goodwill of $1,100,000 during the nine months ended September 30, 2021 as part of the Naturaleaf Acquisition.

The Company does not have any indefinite-lived intangible assets.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Intangible Assets, net

Definite life intangible assets at September 30, 2021 include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are record at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2020. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years and tradenames are assigned a life of 5 years. During the nine months ended September 30, 2021, the Company recognized an estimated amortization expense of $54,031.

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

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of September 30, 2021 and December 31, 2020.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the nine months ended September 30, 2021 and 2020, sales returns were $0.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the nine months ended September 30, 2021.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based upon the total amount of a purchase, at the time of purchase. Management has determined that as there is no separate performance obligation to the reward program, i.e., the accumulation and redemption of points, and as such the Company recognizes the revenue at the time of purchase.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the nine months ended September 30, 2021 and 2020 these expenses were $70,705 and $8,489, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the nine months ended September 30, 2021 and 2020, stock-based compensation expense for restricted shares for Company employees was $37,008 and $43,502, respectively and $8,318 and $0 for the three months ended September 30, 2021 and 2020. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the nine months ended September 30, 2021, no warrants were issued as stock compensation.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the nine months ended September 30, 2021 and 2020, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2020, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2021 and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”.  The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”.  The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has adopted thee standard and there was not an impact on its unaudited consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, "Investments — Equity Securities: Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" ("ASU No. 2020-01"). ASU No. 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, "Investments — Equity Securities" immediately before applying or upon discontinuing the equity method of accounting in ASC 323, "Investments—Equity Method and Joint Ventures." The provisions of ASU No. 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. The Company has adopted thee standard and there was not an impact on its unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The asset acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As the acquirer for accounting purposes, the Company has estimated the fair value of Medihemp LLC and Medical Cannabis Caregivers, Inc.’s (hereafter “Naturaleaf’s”) assets acquired and conformed the accounting policies of Naturaleaf to its own accounting policies. The Company expenses certain legal, auditing and licensing costs with the acquisition of $83,095.

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

The preliminary fair value of Naturaleaf’s identifiable intangible assets was $1,111,161 million at April 30, 2021, consisting of $694,476 in licenses and $416,875 in brand names. During the nine months ended September 30, 2021, the Company recognized an amortization expense of $54,031.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

The results of operations of Naturaleaf for the period from April 30, 2021 through September 30, 2021 are included in the Company's unaudited condensed consolidated financial statements as of September 30, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three and nine months ended September 30, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total Revenues	$941,218	$889,061	$2,465,448	$2,898,672
(Loss) Income from Operations	$(141,369)	$3,335	$(542,159)	$(139,589)

Basic and diluted loss per share	$—	$—	$—	$—

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	September 30, 2021	December 31, 2020
Accounts Receivable – Trade	$60,135	$82,467
Less: Allowance for Doubtful Accounts	(14,980)	(57,512)
Accounts Receivable, net	$45,155	$24,955

The Company had bad debt expense during the nine months ended September 30, 2021 and 2020 of $0 and $9,032, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Our Advances from Clients had the following activity:

Amount
December 31, 2020	$88,843
Additional deposits received	300,392
Less: Deposits recognized as revenue	(268,288)
September 30, 2021	$120,947

Note 6. Inventory

Inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw Materials	$72,367	$39,746
Work In Process	—	—
Finished Goods	204,965	22,656
Total Inventory	$277,332	$62,402

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	September 30, 2021	December 31, 2020
Office equipment	$39,574	$34,072
Software	13,204	13,204
Furniture and Fixtures	2,328	—
Machinery and Equipment	342,896	—
Leasehold Improvements	65,808	—
Property and equipment, gross	$463,810	$47,274
Less: Accumulated Depreciation	(46,400)	(22,621)
Property and equipment, net	$417,410	$24,655

As part of the Naturaleaf Asset Acquistion, the Company acquired $92,523 in fixed assets consisting of machinery and equipment and leasehold improvements. During the nine months ended September 30, 2021, the Company purchased office equipment in the amount of $5,502 and has made purchases of machinery and equipment of $342,896 in order to upgrade operations at the new cultivation facilities and has spent $65,808 in leasehold improvements at the cultivation facilities.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued Interest	$46,410	$449
Accrued Payroll	25,320	—
Sales Tax Payable	8,570	—
Other Accrued Expenses & Payables	15,891	48,795
Accrued and other current liabilities	$96,191	$49,244

Note 9. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2020	$—
Additional Expenses Incurred	37,008
Payments Upon Issuance of Shares	—
September 30, 2021	$37,008

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2021 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

As of September 30, 2021, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2021	$42,237
2022	91,158
Total	133,395
Less: amount representing interest	(7,496)
Present value of future minimum lease payments	125,899
Less: current obligations under leases	117,630
Long-term lease obligations	$8,269

As of September 30, 2021, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2021	$59,337
2022	105,958
Total	$165,295

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

On April 23, 2021, the Company entered into a second note payable with a bank under the SBA PPP Loan in the amount of $130,186. The PPP Loan is subject to the same terms of forgiveness as above. On September 27, 2021, the SBA forgave the principal of $130,186 and any accrued interest.

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note has a term of 1 year with a due date of April 1, 2022 and does not require any payments prior to the due date. The note has an annual interest rate of 10%. At September 30, 2021, interest of $46,410 had been accrued.

Note 12. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Note 13. Stock Based Compensation

During the nine months ended September 30, 2021, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

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

During the nine months ended September 30, 2021, the Company granted 204,932 restricted shares and recognized $37,008 in associated employee stock-based compensation expense. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the nine months ended September 30, 2020, the Company granted 225,000 restricted shares and recognized $19,347 in associated employee stock-based compensation expense. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	September 30, 2021	December 31, 2020
Warrants	10,000	397,500
Stock Payable	204,932	—
Total	214,932	397,500

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Warrants

During the nine months ended September 30, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares . Of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

During the nine months ended September 30, 2021, the Company did not issue or approve any warrants. Warrants exercisable for 287,500 shares expired.

Note 14. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at September 30, 2021 and December 31, 2020, respectively.

Common Stock

During the nine months ended September 30, 2021, the Company issued 6,300,000 registered shares of common stock in exchange for net proceeds of $1,110,477 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the nine months ended September 30, 2021, the Company issued 3,000,000 shares of its restricted common stock to the sellers of Naturaleaf, as part of the acquisition of assets of Naturaleaf. The shares had a value of $690,000 based on a closing market price on April 23, 2021 of $0.23 per share.

During the nine months ended September 30, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares . Of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

During the nine months ended September 30, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

Turoff Matter

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court, Case Number 2019CV034380. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, statutory penalties and other compensatory damages for her misclassification and alleged wrongful termination. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. The Company filed a counterclaim against Ms. Turoff alleging misappropriation of trade secrets, breach of contract, and other claims relating to her theft of confidential and proprietary information. All parties have appeared in the case and the case is currently in the discovery. At this time, there is no reasonable basis from which a determination or estimate may be made concerning the amount of any contingent liability related to this lawsuit.

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

In October 2021, the Company issued 500,000 registered shares of common stock in exchange for net proceeds of $45,480 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

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

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of September 30, 2021, the policy and regulations of the Federal Government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

RESULTS OF OPERATIONS

Revenues

Total revenues were $1,698,910 for the nine months ended September 30, 2021 as compared to $1,259,004 for the nine months ended September 30, 2020. Total revenues were $752,953 for the three months ended September 30, 2021 as compared to $268,709 for the three months ended September 30, 2021. The increases in total revenue of $439,893 for the nine months ended September 30, 2021, represents a decrease of $171,944 in consulting revenue combined with a $102,143 decrease in product and equipment revenue offset by the revenue stream from the sale of cannabis products of $714,043

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or soil products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the nine months ended September 30, 2021, our total costs of revenues were $928,983 compared to $695,625 for the nine months ended September 30, 2020. Decreases in costs of consulting services and products and equipment during the nine months ended September 30, 2021 were associated with decreases in revenue and were offset by $379,753 in costs associated with the Company’s cannabis products.

Consulting Services

Consulting service revenues during the nine months ended September 30, 2021 were $254,669 versus $426,613 for the nine months ended September 30, 2020. Decreases in consulting services is a direct result of the effects of COVID-19 on clients plans. Management had started to see an uptick in services as a result of several states legalizing cannabis for medicinal and/or recreational use in late 2020, but during the last nine months the use of such services has been effected by delays in finalization of rules for implementation in those states that in 2020 legalized cannabis for either medicinal or recreational purposes.

Costs of Services were $36,179 compared to $138,980 for the nine months ended September 30, 2021 and 2020. Costs associated with consulting services decreased $102,801, as the Company has focused on the use of internal staff, rather than consultants for a majority of this work.

Consulting services revenues during the three months ended September 30, 2021 were $53,277 versus $71,000 during the three months ended September 30, 2020. A decrease of $17,723 was the result of the effects of COVID-19 on clients plans as discussed above.

Cost of Services were $9,473 compared to $24,425 for the three months ended September 30, 2021 and 2020. Costs associated with consulting services decreased $14,952 as a result of the decrease revenue and decreased use of consultants for this work.

Soil Product and Equipment Revenues

Our product and equipment revenues for the nine months ended September 30, 2021 were $730,198 versus $832,391 for the nine months ended September 30, 2020. As a result of changes in warehousing and production practices, combined with an increase in prices and the discontinuance of certain products, soil sales have seen a decrease.

Costs of Products and Equipment were $513,301 and $556,645, during the nine months ended September 30, 2021 and 2020. Costs associated with products and equipment decreased, as a result of the change in the products being offered offset by an increase in cost per bag for one product.

Product and Equipment revenues for the three months ended September 30, 2021 were $292,709 versus $197,709 during the nine months ended September 30, 2021, an increase of $95,000. This increase is due to a change in pricing of soil products during the three months ended and moves by clients to move forward equipment purchases.

Cost of Products and Equipment were $182,795 and $133,036 during the three months ended September 30, 2021 and September 30, 2020. Costs associated with products and equipment increased due to a combination of the changes to the costs of soil products being offered along with increases with costs of equipment and products as a result of increased sales.

Cannabis Product Revenues

Cannabis product revenues during the nine and three months ended September 30, 2020 were $714,043 and $406,967, respectively. The Company acquired the assets of Naturaleaf on April 30, 2021 and only began recognizing revenues from these operations on May 1, 2021.

Costs associated with cannabis products consists of those costs incurred in the cultivation of the plants and the retail sale of the products. During the nine and three months ended September 30, 2021 such costs were $379,753 and $231,964, respectively.

Gross Profit

Total gross profit was $769,927 for the nine months ended September 30, 2021, compromised of consulting services gross profit of $218,490, products and equipment gross profit of $217,147 and a gross profit of $334,290 for cannabis products. This compares to total gross profit of $563,379 for the nine months ended September 30, 2020, compromised of consulting services gross profit of $287,633 and products and equipment gross profit of $275,746. The relative decreases in the gross profits of consulting services and products and equipment are a result of the actions described above.

The decrease in our consulting services gross profits during the nine months ended September 30, 2021, reflects the effects of COVID-19 which has been compounded by delays in finalization of rules for implementation in states that in 2020 legalized cannabis for either medicinal or recreational purposes The decrease in gross profits for products and equipment was due to the Company expanding its product line in large quantity container (“Tote”) selling at lower margins as a promotion to clients during the period.

Total gross profit was $328,721 for the three months ended September 30, 2021, compromised of consulting services gross profit of $43,804, products and equipment gross profit of $109,914 and a gross profit of $175,003 for cannabis products. This compares to a gross profit of $111,248 compromised of consulting services gross profit of $46,575 and product and equipment gross profit of $64,673. The effects of COVID-19 on consulting services and changes in soil products pricing and quantity offerings combined increases in costs related to the increase in equipment sales.

Operating Expenses

Total operating expenses were $1,615,401, for the nine months ended September 30, 2021, and $1,028,901 for the nine months ended September 30, 2020. The increase in operating expenses is attributed to increases legal, accounting and other third-party consultant costs associated with the closing of the Naturaleaf asset acquisition. The Company has seen additional increases in depreciation and amortization expenses, sales and marketing expenses and web site design during the period.

Total operating expenses were $590,113 for the three months ended September 30, 2021 and $280,938 for the three months ended September 30, 2020. The increase in operating expenses is a result of the addition of the operating expenses of our cannabis products division which has its own separate operating expenses from those of the rest of the Company such as service providers, facilities rent, amortization expenses, marketing and advertising costs.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2021 was $196,630 as compared with $51,634 for the nine months ended September 30, 2020. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration offset by increases in interest expenses resulting from the $1,100,000 promissory note issued in connection with the asset acquisition from Naturaleaf.

Other income (expense) for the nine months ended September 30, 2021 was $104,264 as compared with $35,112 for the three months ended September 30, 2020. The increase was the result of the forgiveness of the Company’s second PPP loan by the Small Business Administration during the three months ended September 30, 2021.

Net Loss

Net loss for the nine months ended September 30, 2021 was ($648,844) as compared to a net loss of ($413,888) for the nine months ended September 30, 2020. Net loss for the three months ended September 30, 2021 was ($158,295) as compared to a net loss of ($134,578) for the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $884,056 and accounts receivable of $45,155. We have seen an increase is liquidity as a result of the asset acquisition of Naturaleaf due to the immediacy the receipt of funds from retail revenue. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the nine months ended September 30, 2021, the Company issued 6,300,000 registered shares of common stock in exchange for net proceeds of $1,110,477 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2021 was a use of ($649,784), compared to net cash used by operating activities of ($319,886), for the nine months ended September 30, 2020. Increases in cash used were a result of the increases in inventory, prepaid expenses and accounts payable. All a result of the addition of cannabis operations.

Investing Activities

For the nine months ended September 30, 2021 and 2020, investing activities were a use of cash of ($1,429,955) and ($88) respectively. The increases were result of the cash payment in the acquisition of the assets of Naturaleaf of $1,100,000, expenditures of equipment and leasehold improvements for the cultivation and dispensary facilities of $324,012.

Financing Activities

During the nine months ended September, 2021 proceeds received from financing activities was $1,240,477 and $569,523 for the nine months ended September 30, 2020. Funds received during the nine months ended September 30, 2021 were from the sale of shares of the Company’s registered common stock and a receipt of funds from the Company’s second SBA PPP Loan.

Off Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Nine Months	Nine Months
	Ended September 30, 2021	Ended September 30, 2020

Adjusted EBITDA reconciliation:
Net loss	$(648,844)	$(413,888)
Bad Debt Expense	—	9,032
Depreciation and Amortization	77,810	11,070
Interest Expense	46,837	2,865
Stock-based compensation to employees	37,008	12,300
Stock issued for services	—	7,066
Adjusted EBITDA	$(487,189)	$(371,555)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of September 30, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of September 30, 2021.

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

On November 15, 2019, Erin Turoff filed suit against the Company and Mr. Terry Buffalo, our chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court, Case Number 2019CV034380. The complaint seeks a declaratory judgement and damages related to Ms. Turoff’s allegation that she was misclassified as an independent contractor while working for the Company. Ms. Turoff alleges she is owed unpaid overtime, liquidated damages, wages, statutory penalties and other compensatory damages for her misclassification and alleged wrongful termination. Ms. Turoff’s suit against Mr. Buffalo and Mr. Smith alleges that each are the alter ego of the Company and are therefore jointly and severally liable. The Company filed a counterclaim against Ms. Turoff alleging misappropriation of trade secrets, breach of contract, and other claims relating to her theft of confidential and proprietary information. All parties have appeared in the case and the case is currently in the discovery. At this time, there is no reasonable basis from which a determination or estimate may be made concerning the amount of any contingent liability related to this lawsuit.

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

No senior securities were issued and outstanding during the six months ended September 30, 2021 and 2020.

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

AMERICAN CANNABIS COMPANY, INC.

Date: November 5, 2021

By:	/s/ Terry Buffalo

Terry Buffalo,

Chief Executive Officer & Chief Financial Officer

