Form 10-K
period 2021-12-31
American Cannabis Company, Inc.
filed 2022-04-25
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2021
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
2590 Walnut Street, #6 Denver, Colorado (Address of principal executive offices)	80205 (Zip Code)

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

Large accelerated filer[ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2021 was approximately $5,815,104.

As at April 18, 2022 84,727,938 shares of common stock, par value $0.00001, were issued and outstanding.

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

Company Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership that offers both exclusive and non-exclusive customer products commonly used in the industry. We also are licensed operators of three medical cannabis dispensaries and a cannabis cultivation facility in Colorado Springs, CO.

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

Industry and Regulatory Overview

As of the date of this filing, thirty-five states, including the state of Colorado, the District of Columbia and four U.S. Territories currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance, and so illegal under the federal CSA.

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

As a result of the November, 2020 federal elections, and the election of Joseph R. Biden as president, there is speculation that the federal government may move to amend parts of the CSA and de-schedule cannabis as a Schedule 1 drug.

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

Other federal legislation under review for possible submission includes the SAFE Banking Act (or Secure and Fair Enforcement Act), a bill that would allow cannabis companies to access the federally insured banking system and capital markets without the risk of federal enforcement action, and the Strengthening the Tenth Amendment Through Entrusting States Act (or STATES Act), a bill that seeks protections for businesses and individuals in states that have legalized and comply with state laws).

As of the date of this filing, cannabis remains an illegal Schedule 1 drug under the CSA and none of the legislative initiatives being discussed have become federal law.

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

Business Overview

We now primarily operate within the regulated cannabis industry with four operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; (iii) a new business consulting division called “American Hemp Services,” which offers hemp producers with consulting and professional services including business plan creation, greenhouse and farm design, license acquisition, seed sales, hemp processing, operational deployment, and crop improvement; and, (iv) our licensed owner operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized.

Consulting Services

We offer consulting services for companies associated with the cannabis and hemp industries in all stages of development. Our service offerings include the following:

o	Cannabis and Hemp Business Planning. Our commercial cannabis and hemp business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise to help client businesses thrive.

o	Cannabis and Hemp Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states, and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines

o	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis and Hemp Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis and hemp production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.

o	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis and hemp laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.

o	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis and hemp industries are developing rapidly with evolving laws and regulations and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis and hemp industries while staying up to date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.

o	Cannabis and Hemp Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.

o	Cannabis and Hemp Business Monitoring. The regulated commercial cannabis and hemp industries are constantly growing and shifting, and the ongoing monitoring of a cannabis and hemp business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

o	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require childproof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states, and the Satchel’s drawstring and toggle lock fulfills the requirements of the Poison Prevention Packaging Act of 1970 (16 CFR part 1700). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On March 29, 2016, the U.S. Patent and Trademark Office issued us Patent No. 9,296,524 B2 for the Satchel.

o	SoHum Living Soil™. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended Just-add-water soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.

o	High Density Cultivation System (HDCS™). A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High-Density Cultivation System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles and create multiple levels of space with which to grow plants. The High-Density Cultivation System allows customers to increase production capacity without the need to add additional square footage to the operation.

o	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and setup; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

o	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused products. Examples of products available through American Cultivator Co. include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies. We also offer a Group Purchasing Organization (“GPO”) focused on disposables to creates purchasing power by leveraging groups of businesses to obtain discounts from vendors based on the collective buying power of the GPO.

Naturaleaf

On December 16, 2020, the Company announced that it executed a non-binding letter of intent to purchase assets of Naturaleaf, a long-standing licensed operator in the Colorado Springs medical cannabis market since 2009. Assets include three (3) retail dispensaries located throughout the city along with one 10,000 square foot cultivation operation with non-volatile extraction capabilities.

On March 11, 2021, we entered into an asset purchase agreement with Medihemp, LLC (“Medihemp”) and its wholly owned subsidiary SLAM Enterprises, LLC (“SLAM”), and Medical Cannabis Caregivers, Inc. (“Medical Cannabis”), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf.”

Medihemp and SLAM respectively own fixed assets and operates two retail Medical Marijuana Centers located at 1004 S. Tejon Street, Colorado Springs, CO 80903, and 2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909.

Medical Cannabis owns and operates fixed assets and operates a retail Medical Marijuana Center located at 5875 Lehman Drive, Ste. 100, Colorado Springs, CO 80918.

Medical Cannabis also owns and operates a Medical Marijuana Optional Premises Cultivation license, and a Medical Marijuana-Infused Product Manufacturer license, along with fixed assets all located at 2611 Durango Drive, Colorado Springs, CO 80910.

On April 30, 2021, the Colorado MED and the City of Colorado Springs granted approval for the change of ownership, and we completed the asset purchase agreement. By virtue of the closing, we acquired, own, and operate the fixed assets and associated intellectual property of Naturaleaf, including assignment of the following licenses issued by the Colorado Marijuana Enforcement Division (“MED”) and the corresponding City of Colorado Springs (“City”):

o	Medihemp and SLAM’s and Medical Cannabis’ respective Medical Marijuana Center licenses;

o	Medical Cannabis’ Medical Marijuana Infused Product Manufacturer license; and,

o	Medical Cannabis’ Medical Marijuana Optional Premises Cultivation license.

We also entered into leases for Medihemp, SLAM, and Medical Cannabis’ respective retail Medical Marijuana Centers and entered into a separate lease for Medical Cannabis’ Durango Drive cultivation facility.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings to more countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the years ended December 31, 2021, and 2020 our research and development costs were de minimis.

Significant Customers

For the year ended December 31, 2021, nine customers accounted for 50.1% of the Company’s total revenues from its consulting and soil and product revenue lines for the period. As of December 31, 2020, three customers accounted for 84.21% of the Company’s total revenues.

At December 31, 2021, two customers accounted for 77.3% of accounts receivable, net. Accounts Receivable, net consist of customers of our consulting services and soil and products revenue streams. At December 31, 2020, three customers accounted for 84.21% of accounts receivables, net.

Intellectual Property

On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for The Satchel™, our child-proof exit package solution for the regulated cannabis industry. We also have trademark applications pending to protect our branding and logos. These pending applications included trademarks for American Cannabis Company (stylized and/or with design logo), American Cannabis Consulting (stylized and/or with design logo), the design and colors used in our leaf logo, the Cultivation Cube (stylized and/or with design logo), our slogan (“Growing the Next Frontier”), and two-word marks and the logo associated with So-Hum Living Soil™.

Competition

Our competitors include professional services firms and cannabis dispensaries in the regulated cannabis and hemp industries, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis and hemp. We compete in markets where cannabis and hemp has been legalized and regulated, which includes various states within the United States, it’s territories and Indian Country therein and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the cannabis and hemp industries mature. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products. We believe that by being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2021, we have 7 full-time employees in our Denver headquarters, and 7 full time and 7 part time employees, in our Colorado Springs, Colorado dispensaries and cultivation facility. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

ITEM 2. PROPERTIES

Our headquarters are located at 2590 Walnut Street, #6, Denver, CO 80205, where we lease office space under a contract effective January 1, 2022, expiring on June 30, 2022.

As a result of our acquisition of Naturaleaf, we entered into the following leases:

o	1004 S. Tejon Street, Colorado Springs, CO 80903 subject to a one-year term expiring June 30, 2022 with a monthly rent of $3,700.

o	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909 subject to a one-year term expiring June 30, 2022 with a monthly rent of $1,069.

o	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 subject to a lease with two years remaining and expiring on January 1, 2023 with an option to extend for an additional 60 months. Our current monthly rent is $2,732.

o	2611 Durango Drive, CO Springs, CO, subject to a lease expiring May 31, 2022 with a monthly rent of $10,200.

Our corporate headquarters, and our Colorado Springs, Colorado dispensary and cultivation leases are, as of the date of this filing, adequate for our operations, providing productive capacity, and complete utilization for our business.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2019, Erin Turoff  filed suit against the Company and Mr. Terry Buffalo, our former principal executive officer, principal financial officer and director, and Mr. Ellis Smith, our current principal executive officer and principal financial officer and director, in Denver County District Court under case number 2019CV034380. The complaint sought a declaratory judgment and damages relating to Plaintiff’s allegations that while working with the Company, she was misclassified as an independent contractor when she was allegedly an employee of the Company. Plaintiff alleged she is owed unpaid overtime, liquidated damages, wages, and other compensatory damages for her misclassification and alleged wrongful termination. Plaintiff’s suit against Mr. Buffalo and Mr. Smith personally alleged that each are the alter ego of the Company and are therefore jointly and severally liable. The Company filed a cross complaint against Plaintiff for theft of trade secrets and other tort theories. On January 24, 2022, without admitting or denying the claims and counterclaims of the parties, the parties entered into a settlement agreement and mutual release of their respective claims. In exchange for the release and dismissal of the action with prejudice, the Company, and separately Messrs. Buffalo and Smith jointly and severally, agreed to pay Plaintiff a total of $350,000 in a structured settlement consisting of an initial payment of $100,000, and monthly payments of $6,250 for 24 months, with a second lump sum payment of $50,000 due on or before the anniversary of the initial payment, and a final $50,000 payment due on or before January 24, 2023. On February 17, 2022, the parties moved the court for joint dismissal of the principal case and cross complaints. The court dismissed the case on February 18, 2022. The Company has made all payments consistent with the settlement agreement as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “AMMJ.” As of December 31, 2021, there were 494 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2021	High	Low
Quarter ended December 31	$0.11	$0.05
Quarter ended September 30	$0.17	$0.09
Quarter ended June 30	$0.25	$0.18
Quarter ended March 31	$0.39	$0.06

2020	High	Low
Quarter ended December 31	$0.12	$0.05
Quarter ended September 30	$0.16	$0.05
Quarter ended June 30	$0.20	$0.09
Quarter ended March 31	$0.08	$0.17

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ”. We are based in Denver, Colorado and operate within the regulated cannabis industry with four operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; (iii) a new business consulting division called “American Hemp Services,” which offers hemp producers with consulting and professional services including business plan creation, greenhouse and farm design, license acquisition, seed sales, hemp processing, operational deployment, and crop improvement; and, (iv) our licensed owner operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ”.

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

The Company has performed a preliminary valuation analysis of the fair market value of Naturaleaf’s assets. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$--
Inventory	72,172
Property, plant and equipment	26,715
Long Term Deposits	6,000
Identifiable intangible assets	800,000
Goodwill	1,985,113
Accounts payable	--
Total consideration	$2,890,000

Goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired and is consistent with the Company's stated intentions and strategy. Other assets include inventory and fixed assets.

The fair value of Naturaleaf’s identifiable intangible assets was $800,000 at April 30, 2021, consisting of $500,000 in licenses and $300,000 in brand names.

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

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table presents our operating results for the year ended December 31, 2021 compared to December 31, 2020:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	Increase
	2021	2020	(Decrease)
Revenues
Consulting Services	$381,094	$505,363	(124,269)
Product & Equipment	1,017,361	1,064,431	(47,070)
Cannabis Products	1,006,148	—	1,006,148
Total Revenues	2,4404,603	1,569,794	834,809

Cost of Revenues
Cost of Consulting Services	36,179	108,706	(72,527)
Cost of Products and Equipment	758,940	740,409	18,531
Cost of Cannabis Products	553,336	—	553,336
Total Cost of Revenues	1,348,455	849,115	499,340
Gross Profit	1,056,148	720,679	335,469

Operating Expenses
General and Administrative	2,050,272	1,010,902	1,039,370
Selling and Marketing	199,968	298,937	(98,969)
Bad Debt Expense	54,435	4,910	49,525
Litigation Settlement Expense	350,000	—	350,000
Stock Based Compensation Expense	42,206	29,970	12,236
Total Operating Expenses	2,696,881	1,344,719	1,352,162
Loss from Operations	(1,640,733)	(624,040)	(1,016,693)

Other Income (Expense)
Interest (expense)	(75,374)	(1,786)	(73,588)
Debt Forgiveness	240,975	—	240,975
Other income	35,883	93,413	(57,530)
Total Other (Expense)Income	201,484	91,627	109,857
Net Loss	(1,439,249)	(532,413)	(906,836)
Income Tax Expense	—	—	—
NET LOSS	$(1,439,249)	$(532,413)	(906,836)

Revenues

Total revenues were $2,404,603 for the year ended December 31, 2021 as compared to $1,569,794 for the year ended December 31, 2020. The increases in total revenue of $834,809 for the year ended December 31, 2021, represents a decrease of $124,269 in consulting revenue combined with a $47,070 decrease in product and equipment revenue offset by the new revenue stream from the sale of cannabis products of $1,006,148.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or soil products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the year ended December 31, 2021, our total costs of revenues were $1,348,455 compared to $849,115 for the year ended December 31, 2020. Decreases in costs of consulting services and products and equipment during year ended December 31, 2021 were associated with decreases in revenue and were offset by $573,937 in costs associated with the Company’s new sale of cannabis products.

Consulting Services

Consulting service revenues during the year ended December 31, 2021 were $381,094 versus $503,363 for the year ended December 31, 2020. Decreases in consulting services is a combination of seeing not only COVID-19 restrictions effect clients plans for expansion or implementation of projects combined with delays in legalization in certain states where voters have approved legalization for either medicinal or recreational use in late 2020, but there have been delays in implementing the laws and programs. During the 4th Quarter of 2021, the Company did start to see an uptick in requests for services as more states implemented their laws.

Costs of Services were $36,179 compared to $108,706 for the year ended December 31, 2021 and 2020. Costs associated with consulting services decreased $72,527, as the Company has focused on the use of internal staff, rather than consultants for a majority of this work.

Soil Product and Equipment Revenues

Our product and equipment revenues for the year ended December 31, 2021 were $1,017,361 versus $1,064,431 for the year ended December 31, 2020. As a result of changes in warehousing and production practices, combined with an increase in prices and the discontinuance of certain products, soil sales have seen a decrease.

Costs of Products and Equipment were $758,940 and $740,409, during the year ended December 31, 2021. Costs associated with products and equipment increased, as a result of increased equipment sales during the 4th quarter.

Cannabis Product Revenues

Cannabis product revenues during the year ended December 31, 2021 were $1,006,148. The Company acquired the assets of Naturaleaf on April 30, 2021 and only began recognizing revenues from these operations on May 1, 2021.

Costs associated with cannabis products consists of those costs incurred in the cultivation of the plants and the retail sale of the products. During the year ended December 31, 2021, such costs were $553,336.

Gross Profit

Total gross profit was $1,056,148 for the year ended December 31, 2021, compromised of consulting services gross profit of $344,915, products and equipment gross profit of $258,421 and a gross profit of $452,812 for cannabis products. This compares to total gross profit of $720,679 for the year ended December 31, 2020, compromised of consulting services gross profit of $396,657 and products and equipment gross profit of $324,002. The relative decreases in the gross profits of consulting services and products and equipment are a result of the actions described below.

The decrease in our consulting services gross profits during the year ended December 31, 2021, reflects the effects of COVID-19 which has been compounded by delays in finalization of rules for implementation in states that in 2020 legalized cannabis for either medicinal or recreational purposes The decrease in gross profits for products and equipment was due to the Company expanding its product line in large quantity container (“Tote”) selling at lower margins as a promotion to clients during the period.

Operating Expenses

Total operating expenses were $2,696,881, for the year ended December 31, 2021, and $1,344,719 for the year ended December 31, 2021. The increase in operating expenses of $1,352,162 is attributed to the recognition of the $350,000 settlement expense in the Turoff litigation and are combined with increases in bad debt expense, legal, accounting and other third-party consultant costs associated with the closing of the Naturaleaf asset acquisition. The Company has seen additional increases in depreciation and amortization expenses, sales and marketing expenses and web site design during the period.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 was $201,484 as compared with $91,627 for the nine months ended December 31, 2020. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration offset by increases in interest expenses resulting from the $1,100,000 promissory note issued in connection with the asset acquisition from Naturaleaf.

Net Loss

Net loss for the year ended December 31, 2021 was ($1,439,249) as compared to a net loss of ($532,413) for the year ended December 31, 2020. The increase in losses are a direct result of increases in cost of goods and operational expenses caused by the acquisition of the Naturaleaf acquisition combined with the litigation settlement expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $670,423 and accounts receivable of $11,316. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. In prospective, due to the delay in additional states enacting legalization for cannabis products management has initiated raising additional capital as needed to offset general and administrative expenses for at least the next 12 months. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the year ended December 31, 2021, the Company issued 8,050,000 registered shares of common stock in exchange for net proceeds of $1,241,043 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on an as needed basis for funds to support operational activities.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2021 was a use of ($957,978), compared to net cash used by operating activities of ($525,794), for the year ended December 31, 2020. Increases in cash used were a result of the increases in inventory, prepaid expenses and an increase in net loss. All a result of the addition of cannabis operations.

Investing Activities

For the year ended December 31, 2021 and 2020, investing activities were a use of cash of ($1,465,960) and $267 respectively. The increases were result of the cash payment in the acquisition of the assets of Naturaleaf of $1,100,000 and expenditures of equipment and leasehold improvements for the cultivation and dispensary facilities of $357,801.

Financing Activities

During the year ended December 31, 2021 proceeds received from financing activities was $1,371,229 and $1,303,478 for the year ended December 31, 2020. Funds received during the year ended December 31, 2021 were from the sale of shares of the Company’s registered common stock and a receipt of funds from the Company’s second SBA PPP Loan.

Off Balance Sheet Arrangements

As of December 31, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Adjusted EBITDA reconciliation:
Net loss	$(1,439,249)	$(532,413)
Bad Debt Expense	54,435	4,910
Depreciation and Amortization	95,262	13,937
Interest Expense	75,374	1,786
Stock-based compensation to employees	42,207	29,970
Stock issued for services	—	7,066
Adjusted EBITDA	$(1,171,971)	$(474,744)

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2021, and December 31, 2020 our allowance for doubtful accounts was $ 82,540 and $14,980, respectively. For December 31, 2021 and December 31, 2020, we recorded bad debt expense of $54,435 and $4,910, respectively.

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

Consistent with ASC 842-20-50-4, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2021 and as of December 31, 2020.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2021, and December 31, 2020.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the years ended December 31, 2021 and 2020, sales returns were $0.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2021 and 2020, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2021 and 2020.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2021 and December 31, 2020, these costs were $116,122 and $9,934, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. . During the years ended December 31, 2021 and 2020, stock-based compensation expense for restricted shares for Company employees was $42,207 and $29,970, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2021 and 2020, no warrants were issued as stock compensation.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2021 and December 31, 2020, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2021, and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero. The years 2010 to 2021 remain subject to examination by the Company’s major tax jurisdictions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm (PCAOB Number 324)

Board of Directors and Shareholders

American Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Cannabis Company, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. As of December 31, 2021, the Company has an accumulated deficit of $9,447,517. During the year ended December 31, 2021, the Company also experienced negative cash flows from operating activities of $957,978. It appears these principal conditions or events, considered in the aggregate, indicate it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter Related to the Company’s Operations

The Company is an organization that provides products and services in the legalized cannabis industry. The Company operates in an industry where laws and regulations vary significantly by jurisdiction. Currently, several states permit medicinal or recreational use of cannabis; however, the use of cannabis is prohibited on a federal level in the United States. If any of the states that permit use of cannabis were to change their laws or the federal government was to actively enforce such prohibition, the Company’s business could be adversely affected. The Company also currently accepts credit card payments for purchases of legal cannabis at their retail locations. At any given time, the credit card companies may cease to process credit card payments for these sales, which could cause significant interruption in the Company’s operations.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets associated with the business combination in accordance with ASC 805

Description of the matter:

The Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado. The Company accounted for the acquisitions under the acquisition method of accounting for business combination. Accordingly, the purchase price was primarily allocated to the assets acquired based on their respective fair values, including licenses and brand recognition related intangible assets. Management estimated the fair value of licenses and brand recognition utilizing multi-period excess earnings and relief from royalty methods, respectively. The fair value determination of the intangible assets required management to make significant assumptions related to the forecasted revenue growth rates and the selection of the discount rates. We identified the intangible assets for the business combination as a critical audit matter because of the significant assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the revenue growth rates and the selection of the discount rates utilized to value these intangible assets.

How we addressed the matter in our audit:

Our audit procedures related to the revenue growth rates and the selection of the assumptions for the intangible assets acquired included the following, among others:

o	We assessed the reasonableness of the revenue growth rates by comparing the assumptions used in the projections to external market sources, historical data, and results from other areas of the audit.
o	We performed qualitative and quantitative analyses to assess the assumptions that would significantly impact the overall valuation of the intangible assets acquired.
o	We involved a valuation specialist to assist in our evaluation of the methodologies and certain significant assumptions used by the Company.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2020.

Irvine, CA

April 22, 2022

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Equivalents	$670,423	$1,723,132
Accounts Receivable, Net	11,316	24,955
Deposits	2,895	2,895
Inventory	278,608	62,402
Prepaid Expenses and Other Current Assets	51,353	50,302
Total Current Assets	1,014,595	1,863,686

Property and Equipment - Net	375,832	24,655

Other Assets
Intangible Assets	745,937	—
Goodwill	1,985,113	—
Right of Use Assets - Operating Leases, net	95,722	—
Long Term Deposits	6,000	—
Total Other Assets	2,832,772	—
TOTAL ASSETS	$4,223,199	$1,888,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$242,679	$13,153
Advances from Clients	111,892	88,843
Accrued and Other Current Liabilities	161,718	49,244
Stock payable	42,207	—
Right of Use Liabilities, all current	95,722	—
Litigation Settlement, current	175,000	—
Note payable, current	1,100,000	109,914
Total Current Liabilities	1,929,218	261,154

LONG TERM LIABILITIES
Litigation Settlement	175,000	—
Total Long Term Liabilities	175,000	—
TOTAL LIABILITIES	2,104,218	261,154

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 81,902,938 and 70,727,938 shares issued and outstanding at December 31, 2021 and 2020, respectively	819	707
Additional paid-in capital	11,565,679	9,634,748
Accumulated deficit	(9,447,517)	(8,008,268)
Total Shareholders' Equity	2,118,981	1,627,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,223,199	$1,888,341

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2021	2020
Revenues
Consulting Services	$381,094	$505,363
Product & Equipment	1,037,962	1,064,431
Cannabis Products	1,006,148	—
Total Revenues	2,425,204	1,569,794

Cost of Revenues
Cost of Consulting Services	36,179	108,706
Cost of Products and Equipment	758,940	740,409
Cost of Cannabis Products	573,937	—
Total Cost of Revenues	1,369,056	849,115
Gross Profit	1,056,148	720,679

Operating Expenses
General and Administrative	2,050,272	1,010,902
Selling and Marketing	199,968	298,937
Bad Debt Expense	54,435	4,910
Litigation Settlement Expense	350,000
Stock Based Compensation Expense	42,206	29,970
Total Operating Expenses	2,696,881	1,344,719
Loss from Operations	(1,640,733)	(624,040)

Other Income (Expense)
Interest (expense)	(75,374)	(1,786)
Debt Forgiveness	240,975	—
Other income	35,883	93,413
Total Other (Expense) Income	201,484	91,627
Net Loss	(1,439,249)	(532,413)
Income Tax Expense	—	—
NET LOSS	$(1,439,249)	$(532,413)
Basic and diluted net loss per common share	$(0.02)	$(0.01)
Basic and diluted weighted average common shares outstanding	78,387,733	57,548,474

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,439,249)	$(532,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Sale of assets	—	1,183
Allowance for Bad Debt Expenses	54,435	4,910
Depreciation and amortization	95,562	13,937
Stock-based compensation to employees	42,207	29,970
Stock issued for services	—	7,066
Litigation Settlement Expense	350,000	—
Debt Forgiveness	(240,975)	—
Changes in operating assets and liabilities:
Accounts receivable	(40,795)	67,395
Inventory	(144,034)	(9,092)
Prepaid expenses and other current assets	(1,051)	(19,455)
Right to Use Lease Asset	(95,722)	34,418
Accounts Payable	229,524	3,405
Advances from Clients	23,049	(24,116)
Accrued and other current liabilities	113,349	(68,059)
Operating Lease Liability	95,722	(34,943)
Net Cash Used In Operating Activities	$(957,918)	$(525,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(357,801)	(2,233)
Proceeds from sales of property and equipment	—	2,500
Acquisition of Assets	(1,100,000)	—
Intangible assets	(8,159)	—
Net Cash (Used in) Provided by Investing Activities	$(1,466,960)	$267

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	130,186	109,914
Proceeds from sale of common stock	1,241,043	1,193,564
Net Cash Provided by Financing Activities	$1,371,229	$1,303,478

NET (DECREASE) INCREASE IN CASH	(1,052,709)	777,951

CASH AT BEGINNING OF PERIOD	1,723,132	945,181

CASH AT END OF PERIOD	$670,423	$1,723,132

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock issued for acquisition of assets	$690,000	$—
Note Payable issued for acquisition of assets	$1,100,000	$—

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS  ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-In'	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	52,978,605	$529	$8,354,920	$(7,475,855)	$879,594
Stock-based compensation to employees	970,828	10	79,366	—	79,376
Stock issued for services	78,505	1	7,065	—	7,066
Shares issued cash	16,700,000	167	1,193,397	—	1,193,564
Net Loss	—	—	—	(532,413)	(532,413)
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock issued for asset acquisition	3,000,000	30	689,970	—	690,000
Stock issued for cashless exercise of warrants	125,000	1	(1)	—	—
Stock issued for cash	8,050,000	81	1,240,962	—	1,241,043
Net Loss	—	—	—	(1,439,249)	(1,439,249)
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$(9,447,517)	$2,118,981

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1. Description of Business.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

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

Principal of Consolidation

The consolidated financial statements for the years ended December 31, 2021 and 2020 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Going Concern

Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

Our assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. During 2021, we secured additional cash financings through the sales and issuances of our common stock through. However, we continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We, also, have a history of operating losses, negative operating cash flows, and negative working capital, and expect these trends to continue into the foreseeable future.

As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions .

There can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support our growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted; however, we have been successful in accessing capital markets in the past, and we are confident in our ability to access capital markets again, if needed.

The Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds in 2021 and 2020 has been from funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception but expects these conditions to improve in 2022 and beyond as it develops its business model. The Company has an accumulated deficit at December 31, 2021 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Use of Estimates in Financial Reporting

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company reports results of operations in 1 segment the Cannabis Industry, with 3 revenue lines: Consulting Services, Soil Product and Equipment and Cannabis Products.

The Consulting Services provides services to the Cannabis industry as to the development and expansion of cultivation and retail facilities. These services include business plans, design advice and cultivation oversight. These services are offered throughout the United States.

The Soil Product and Equipment handles the sale of our So-Hum Living Soils Product and the resale of Equipment in connection with our consulting services not only in the Cannabis industry but also to other agricultural industries. These products are offered for sale throughout the United States.

The Cannabis Products Division handles both the cultivation of and the retail sale of medicinal cannabis products in the State of Colorado.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2021 and 2020, the Company had cash balances in excess of FDIC insured limits of $250,000.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Accounts Receivable, net

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2021, and 2020, the Company’s allowance for doubtful accounts was $82,540 and $57,512, respectively. The Company recorded bad debt expense during the years ended December 31, 2021 and 2020 of $54,435 and $4,910, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of December 31, 2021 and 2020, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At December 31, 2021, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Significant Clients and Customers

For the year ended December 31, 2021, nine customers accounted for 50.1% of the Company’s total revenues from its consulting and soil and product revenue lines for the period. As of December 31, 2020, three customers accounted for 84.21% of the Company’s total revenues.

At December 31, 2021, two customers accounted for 77.3% of accounts receivable, net. Accounts Receivable, net consist of customers of our consulting services and soil and products revenue streams. At December 31, 2020, three customers accounted for 84.21% of accounts receivables, net.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of December 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company recognized goodwill of $1,985,113 during the year ended December 31, 2021 as part of the Naturaleaf Acquisition.

The Company does not have any other indefinite-lived intangible assets.

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

Intangible Assets, net

Definite life intangible assets at December 31, 2021 include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are record at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years and tradenames are assigned a life of 5 years. During the year ended December 31, 2021, the Company recognized an amortization expense of $62,223.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of December 31, 2021 and 2020.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the years ended December 31, 2021 and 2020, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2021 and 2020, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2021 and 2020.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the years ended December 31, 2021 and 2020 these expenses were $116,122 and $9,934, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2021 and 2020, stock-based compensation expense for restricted shares for Company employees was $42,207 and $29,970, respectively. Compensation expense for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2021 and 2020, no warrants were issued as stock compensation.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the years ended December 31, 2021 and 2020, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2021, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2021 and 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has adopted the standard and there was not an impact on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, "Investments — Equity Securities: Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" ("ASU No. 2020-01"). ASU No. 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with ASC 321, "Investments — Equity Securities" immediately before applying or upon discontinuing the equity method of accounting in ASC 323, "Investments—Equity Method and Joint Ventures." The provisions of ASU No. 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted, including early adoption in an interim period for public business entities for periods for which financial statements have not yet been issued. The Company has adopted thee standard and there was not an impact on its consolidated financial statements.

Note 3. Naturaleaf Asset Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company has performed a valuation analysis of the fair market value of Naturaleaf’s assets. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Cash	$--
Inventory	72,172
Property, plant and equipment	26,715
Long Term Deposits	6,000
Identifiable intangible assets	800,000
Goodwill	1,985,113
Accounts payable	--
Total consideration	$2,890,000

Goodwill from the acquisition primarily relates to the future economic benefits arising from the assets acquired, the assembled workforce acquired and synergies between the cultivation and retail operations and is consistent with the Company's stated intentions and strategy. Other assets include inventory and fixed assets.

The fair value of Naturaleaf’s identifiable intangible assets was $800,000 at April 30, 2021, consisting of $500,000 in licenses and $300,000 in brand names. During the year ended December 31, 2021, the Company recognized an amortization expense of $62,223.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The results of operations of Naturaleaf for the period from April 30, 2021 through December 31, 2021 are included in the Company's consolidated financial statements as of December 31, 2021.

Pro Forma Financial Information

The following pro forma information presents a summary of the Company’s combined operating results for the years ended December 31, 2021 and 2020, as if the acquisition had occurred on January 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Years ended
	December 31,
	2021	2020

Total Revenues	$3,191,742	$2,898,672
(Loss) Income from Operations	$(1,332,564)	$(139,589)

Basic and diluted loss per share	$—	$—

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	December 31, 2021	December 31, 2020
Accounts Receivable – Trade	$93,856	$82,467
Less: Allowance for Doubtful Accounts	(82,540)	(57,512)
Accounts Receivable, net	$11,316	$24,955

The Company had bad debt expense during the years ended December 31, 2021 and 2020 of $54,435 and $4,910, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Our Advances from Clients had the following activity:

	December 31, 2021	December 31, 2020
Beginning Balance	$88,843	$112,959
Additional deposits received	404,143	481,237
Less: Deposits recognized as revenue	(381,094)	(505,363)
Ending Balance	$111,892	$88,843

Note 5. Inventory

Inventory consisted of the following:

	December 31, 2021	December 31, 2020
Raw Materials - Soil	$60,900	$39,746
Work In Process - Cultivation	136,266	—
Finished Goods - Soil	58,594	22,656
Finished Goods - Cannabis Retail	22,848	22,656
Total Inventory	$278,608	$62,402

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2021	December 31, 2020
Office equipment	$39,574	$34,072
Software	13,204	13,204
Furniture and Fixtures	2,328	—
Machinery and Equipment	376,745	—
Leasehold Improvements	—	—
Property and equipment, gross	$431,851	$47,274
Less: Accumulated Depreciation	(56,019)	(22,621)
Property and equipment, net	$375,832	$24,655

As part of the Naturaleaf Asset Acquistion, the Company acquired $26,715 in fixed assets consisting of machinery and equipment. During the year ended December 31, 2021, the Company purchased office equipment in the amount of $5,500 and has made purchases of machinery and equipment of $352,301 in order to upgrade operations at the new cultivation facilities.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 7. Intangible Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$500,000	($22,223)	$477,777	15 years
Brand	$300,000	($40,000)	$260,000	5 years
Patent Applications	$8,160	—	$8,160	—
Total intangible assets, net	$808,160	($62,223)	$745,937

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 11.47  years. There were no intangible assets acquired during the year ended December 31, 2020.

Amortization expense for intangible assets was $62,223 and $0 for the years ended December 31, 2021 and 2020, respectively. Total estimated amortization expense for our intangible assets for the years 2021 through 2026 is as follows:

Year Ended December 31,
2022	$93,333
2023	$93,333
2024	$93,333
2025	$93,333
2026	$53,333
Thereafter	$311,112

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accrued Interest	$74,137	$449
Accrued Payroll	18,428	—
Sales Tax Payable	592	—
Other Accrued Expenses & Payables	68,561	48,795
Accrued and other current liabilities.	$161,718	$49,244

Note 9. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2020	$—
Additional Expenses Incurred	42,207
Payments Upon Issuance of Shares	—
December 31, 2021	$42,207

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On May 1, 2020, as part of the Naturaleaf Acquisition, the Company entered into leases for grow facilities and dispensaries. These leases were determined to be operating leases under ASC 842 and such leases was capitalized. It was determined that the Tejon lease, due to the short-term nature of the lease met the criteria of ASC 842-20-25-2 and as such it was not necessary to capitalize the lease and rent would be recognized on a straight-line basis.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2021 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

As of December 31, 2021, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2022	$99,684
Total	99,684
Less: amount representing interest	(3,962)
Present value of future minimum lease payments	95,722
Less: current obligations under leases	95,722
Long-term lease obligations	$—

As of December 31, 2021, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2022	$99,684
Total	$99,684

Note 11. Loans Payable

PPP Loans

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on August 6, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $109,914. This loan payable matures on August 6, 2022 with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years, is unsecured and guaranteed by the SBA. Under the terms of the PPP loan, the Company may apply for forgiveness of the amount due on the PPP loan. The Company used the proceeds from the PPP loan for qualifying expenses as defined in the PPP. The Company intends to apply for forgiveness of the PPP loan in accordance with the terms of the CARES Act. However, the Company cannot assure at this time that the PPP loan will be forgiven partially or in full. If the loan is not forgiven based on the PPP guidelines to be issued by the SBA, as defined, then, the monthly payment amount will be $6,186 beginning on March 6, 2021 through August 6, 2022. On March 3, 2021, the SBA forgave the principal of $109,914 and accrued interest of $875 at that time..

On April 23, 2021, the Company entered into a second note payable with a bank under the SBA PPP Loan in the amount of $130,186. The PPP Loan is subject to the same terms of forgiveness as above. On September 27, 2021, the SBA forgave the principal of $130,186 and any accrued interest.

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note has a term of 1 year with a due date of April 30, 2022 and does not require any payments prior to the due date. The note has an annual interest rate of 10%. At December 31, 2021, interest of $74,137 had been accrued.

Note 12. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular and do not expect to, and we have provided no subordinated financial support to any project

Note 13. Stock Based Compensation

During the year ended December 31, 2021, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

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

During the year ended December 31, 2021, the Company granted 275,000 restricted shares and recognized $42,207 in associated employee stock-based compensation expense. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant. As of December 31, 2021, none of the shares were issued, and the entire amount is recorded as stock payable.

During the year ended December 31, 2020, the Company granted 492,567 restricted shares and recognized $29,970 in associated employee stock-based compensation expense. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant. During the years ended December 31, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

During the year ended December 31, 2020, the Company issued 78,505 restricted common shares to two employees in payment of commissions earned totaling $7,066.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

	December 31, 2021	December 31, 2020
Warrants	—	397,500
Stock Payable	275,000	—
Total	275,000	397,500

Warrants

During the year ended December 31, 2021, 125,000 shares of common stock were issued to in connection with the cashless exercise of 125,000 warrants, 100,000 of these shares were issued to an officer and director of the Company.

During the year ended December 31, 2021, the Company did not issue or approve any warrants. Warrants exercisable for 272,500 shares expired.

Note 14. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at December 31, 2021 and 2020, respectively.

Common Stock

During the year ended December 31, 2021, the Company issued 8,050,000 registered shares of common stock in exchange for net proceeds of $1,241,043 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the year ended December 31, 2021, the Company issued 3,000,000 shares of its restricted common stock to the sellers of Naturaleaf, as part of the acquisition of assets of Naturaleaf. The shares had a value of $690,000 based on a closing market price on April 30, 2021 of $0.23 per share.

During the year ended December 31, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares . Of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

During the years ended December 31, 2020, the Company issued 478,261 shares of restricted shares granted during the fiscal year ended December 31, 2019.

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

Employment Litigation

On November 15, 2019, a civil action was filed against the Company and Mr. Terry Buffalo, our former chief executive officer and director, and Mr. Ellis Smith our chief development officer and director, in Denver County District Court, Case Number 2019CV034380. The complaint sought a declaratory judgement and damages related to Plaintiff’s allegation that she was misclassified as an independent contractor while working for the Company. Plaintiff alleged she was owed unpaid overtime, liquidated damages, wages, statutory penalties and other compensatory damages for her misclassification and alleged wrongful termination. Plaintiff’s suit against Mr. Buffalo and Mr. Smith alleges that each were the alter ego of the Company and are therefore jointly and severally liable. The Company filed a counterclaim against Plaintiff alleging misappropriation of trade secrets, breach of contract, and other claims relating to her theft of confidential and proprietary information. A Settlement Agreement was entered into by all parties in January 2022. At December 31, 2021, there was a reasonable basis from which a determination could be made concerning the amount of a possible liability to the Company as its related to this lawsuit.

The Settlement Agreement provides for a cash settlement of $350,000 to be paid over a 2 year period and as a result at December 31, 2021, the Company has recognized a total of liability of $350,000, of which $175,000 is classified as current.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

 Note 16. Income Taxes

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,	December 31,
	2021	2020

Income Tax Benefit	$(623,358)	$(38,021)
Non-deductible expenses including non-deductible pre-merger losses	163,495	—
Change in valuation allowance	459,863	38,021
Total Income Tax Benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31,	December 31,
	2021	2020

Total Deferred Tax Liabilities
Lease Liability Expense	$(24,457)	$—
Total Deferred Tax Assets
Net operating loss carryforwards	1,230,904	770,558
Beneficial Conversion feature	—	3,524
Right of Use Asset	24,457	—
Allowance for Doubtful Accounts	17,735	14,694
Net Deferred Tax Assets	1,248,639	788,776
Valuation Allowance	(1,248,639)	(788,776)
Total Deferred Tax Assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable. accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the year ended December 31, 2021 and 2010. Federal and state operating loss carry forwards are $4,812,598 and $3,669,322 as of December 31, 2021 and 2020, respectively and begin to expire in 2034. The years 2010 to 2018 remain subject to examination by the Company’s major tax jurisdictions. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements for the year ended December 31, 2021, other than as follows.

During the three months ended March 31, 2022, the Company issued 2,500,000 registered shares of common stock in exchange for net proceeds of approximately $117,000 pursuant  to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

During the three months ended March 31, 2022, the Company issued to its officers and directors 325,000 shares of its restricted common stock as payment of stock based compensation earned in 2022 totaling $42,207.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

o	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management identified the following material weaknesses:

o	we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

o	we have not performed a risk assessment and mapped our processes to control objectives.

o	we have not implemented comprehensive entity-level internal controls.

o	we have not implemented adequate system and manual controls; and

o	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2021.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

o	We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

o	Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

o	While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

o	We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

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

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2021.

Name	Principal Occupation	Age	Director Since
Ellis Smith	Chief Development Officer, Director (1)	44	2014
Terry Buffalo	Chief Executive Officer, Chief Financial Officer, Director (2)	57	2017
Tad Mailander	Principal, Mailander Law Office, Inc., Director	66	2018

(1) Mr. Smith was appointed as Chief Executive Officer and Chief Financial Officer on December 31, 2021.

(2) Mr. Buffalo resigned as director, Chief Executive Officer, and Chief Financial Officer on December 31, 2021.

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

Terry Buffalo from June 1, 2017 through December 31, 2021; Mr. Buffalo is an executive in the financial services industry, with extensive experience including managing a hybrid FINRA broker-dealer and Registered Investment Advisor firm. Mr. Buffalo is regarded as an expert in these fields with publications in Financial Advisor Magazine and NAIFA’s Advisor Today, as well as being a featured interview in Boomer Market Advisor. Prior to founding Buffalo Financial Solutions, Mr. Buffalo was the Chief Executive Officer of a regional broker dealer for over 10 years, where he took an underperforming firm and revamped the business model from a corporate to an independent structure, with an emphasis on attracting brokers with established clienteles. While there, the firm consistently produced net profits of 7%, compared to industry average among peers that ranged between negative to 1.5%, while expanding the firm’s overall assets from $400 million to over $2 billion.

Tad Mailander is an attorney licensed to practice before all of the Courts in the State of California. Mr. Mailander has been in practice since 1991 and is a member of the State Bar of California, the bars of the United States District Court for the Southern District of California, and the United States Court of Appeal for the Ninth Circuit. Mr. Mailander is an independent director.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2021.

Name	Principal Occupation	Age	Officer Since
Terry Buffalo(1)	Chief Executive Officer, Chief Financial Officer	57	2016
Ellis Smith (2)	Chief Development Officer	45	2014
Tyler A. Schloesser	Chief Operations Officer	31	2019
Jon Workman	Vice President	58	2019

(1) Terry Buffalo, Chief Executive Officer; Chief Financial Officer. Mr. Buffalo’s biographical summary is included under “Our Board of Directors.” Mr. Buffalo was appointed our Chief Financial Officer August 14, 2020. Mr. Buffalo resigned as Chief Executive Officer and Chief Financial Officer on December 31, 2021.

(2) Ellis Smith, Chief Development Officer. Mr. Smith’s biographical summary is included under “Our Board of Directors.” Mr. Smith was appointed Chief Executive Officer and Chief Financial Officer December 31, 2021.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2021 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2021.

Name and Principal Position	Year	Salary	Bonus ($)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)(4)	All Other Compensation ($)	Total ($)
David Godfrey, Chief Financial	2021	—	—	—	—	—	—
Officer (1)	2020	52,307	—	2,463	57,567		54,770
	2019	20,516	—	—	—	—	20,516
Ellis Smith, Chief Development	2021	90,000	—	11,510	75,000	—	101,510
Officer	2020	85,000	—	9,304	130,000	—	109,669
	2019	87,600	—	22,069	—	—	87,600
Terry Buffalo, Chief Executive	2021	150,000	—	11,510	75,000	-----	161,510
Officer, Chief Financial Officer (1)	2020	80,000	—	7,177	100,000	—	87,177
	2019	81,950	—	298,000	900,000	—	379,950
Tyler A. Schloesser, Chief Operations	2021	80,000	—	3,836	25,000	—	83,836
Officer	2020	72,000	—	3,632	50,000	—	75,632
	2019	73,681	—	62,300	252,500	—	143,401
Jon Workman, Vice President	2021	78,000	—	3,836	25,000	—	86,386
Officer	2020	72,000	—	3,632	50,000	—	75,632
	2019	71,970	—	18,000	100,000	3,145	93,115

(1) Mr. Godfrey was terminated as CFO on August 14, 2020.

(2) Mr. Buffalo was appointed Chief Financial Officer on August 14, 2020. Mr. Buffalo resigned as Chief Executive Officer and Chief Financial Officer on December 31, 2021.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2021

As of December 31, 2021, we granted the following stock-based compensation awards pursuant to contracts, board of directors compensation, and our 2015 Equity Incentive Plan (“Plan”), as amended. The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company. Ten million common shares are authorized under the Plan, and 7,689,792 are outstanding as at December 31, 2021.

Compensation of Directors & Executive Officers

The Board of Directors granted the following compensation for directors as at fiscal year ended December 31, 2021:

On December 30, 2021, the Company issued 50,000 shares to Ellis Smith under contract.

On December 30, 2021, the Company issued 25,000 shares to Ellis Smith as director compensation.

On December 30, 2021, the Company issued 50,000 shares to Terry L. Buffalo Revocable Living Trust under contract.

On December 30, 2021, the Company issued 25,000 shares to Terry L. Buffalo Revocable Living Trust as director compensation.

On December 30, 2021, the Company issued 50,000 shares to Tad Mailander as director compensation.

On December 30, 2021, the Company issued 50,000 shares to Tyler A. Schloesser under contract.

On December 30, 2021, the Company issued 50,000 shares to Jon Workman under contract.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2021 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Ellis Smith	11,471,853	14%
Terry Buffalo	1,380,000	1.68%
Tad Mailander	250,000	0.3%
Tyler A. Schloesser	450,055	0.55%
Jon Workman	200,000	0.24%
All executive officers and directors as a group	13,751,908	16.79%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of warrants or the settlement of other equity awards.

(3)	Calculated on the basis of 81,902,938 shares of common stock outstanding as of December 31, 2021, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2021.

Equity Compensation Plan Information

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2021 by Macias Gini & O’Connell :

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Audit fees (1)	112,500	90,815
Audit-related fees (2)	―	―
Tax fees (3)	―	―
All other fees (4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Macias Gini & O’Connell in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees”.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.
46

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

Date: April 25, 2022	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/ Ellis Smith Ellis Smith Chief Executive Officer

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

Signature	Title	Date

/s/ Ellis Smith	Chief Executive Officer, Chief Financial Officer, and Director	April 25, 2022
Ellis Smith

/s/ Tad Mailander	Director	April 25, 2022
Tad Mailander

