Form 10-K/A
period 2021-12-31
American Cannabis Company, Inc.
filed 2022-04-28
CIK 945617

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

EXPLANATORY NOTE

American Cannabis Corporation, Inc. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on April 25, 2022 (the “Original Report”), for the sole purpose of correcting the date of the auditor’s opinion letter, which was mistakenly disclosed as April 22, 2022. Our amendment correctly states that the date of the auditor opinion is April 25, 2022.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

Irvine, CA

April 25, 2022

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

Schedule of purchase price as of the acquisition
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

Schedule of pro forma financial information
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

Schedule of property and equipment

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

Schedule of intangible assets
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

Schedule of estimated amortization expense
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

Schedule of stock payable
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

Schedule of lease portfolio
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

Schedule of operating leases liabilities
Operating Leases
2022	$99,684
Total	99,684
Less: amount representing interest	(3,962)
Present value of future minimum lease payments	95,722
Less: current obligations under leases	95,722
Long-term lease obligations	$—

As of December 31, 2021, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

Schedule of remaining minimal annual lease payments
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

Schedule of stock based compensation
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

Schedule of income tax rate
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

Date: April 28, 2022	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/ Ellis Smith Ellis Smith Chief Executive Officer

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

Signature	Title	Date

/s/ Ellis Smith	Chief Executive Officer, Chief Financial Officer, and Director	April 28, 2022
Ellis Smith

/s/ Tad Mailander	Director	April 28, 2022
Tad Mailander

