Form 10-Q
period 2022-03-31
American Cannabis Company, Inc.
filed 2022-05-23
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At March 31, 2022 and May 20, 2022, 84,727,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Equivalents	$4,317,736	$670,423
Accounts Receivable, Net	264,926	11,316
Deposits	2,895	2,895
Inventory	317,217	278,608
Prepaid Expenses and Other Current Assets	1,428,425	51,353
Total Current Assets	6,331,199	1,014,595

Property and Equipment - Net	362,807	375,832

Other Assets
Intangible Assets, net amortization	729,726	745,937
Goodwill	1,985,113	1,985,113
Right of Use Assets - Operating Leases, net	56,016	95,722
Long Term Deposits	6,000	6,000
Total Other Assets	2,776,855	2,832,772
TOTAL ASSETS	$9,470,861	$4,223,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$393,558	$242,679
Advances from Clients	5,700,959	111,892
Accrued and Other Current Liabilities	219,267	161,718
Stock payable	28,085	42,207
Right of Use Liabilities, all current	56,016	95,722
Litigation Settlement, current	125,000	175,000
Note payables, current	550,000	1,100,000
Total Current Liabilities	7,072,885	1,929,218

LONG TERM LIABILITIES
Litigation Settlement	112,500	175,000
Note payable, long term	550,000	—
Total Long Term Liabilities	662,500	175,000
TOTAL LIABILITIES	7,735,385	2,104,218

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 84,727,938 and 81,902,938 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	847	819
Additional paid-in capital	11,729,486	11,565,679
Subscription receivable	(25,165)	—
Accumulated deficit	(9,969,692)	(9,447,517)
Total Shareholders' Equity	1,735,476	2,118,981

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,470,861	$4,223,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues
Consulting Services	$95,072	$161,893
Product & Equipment	313,144	164,087
Cannabis Products	211,629	—
Total Revenues	619,845	325,980

Cost of Revenues
Cost of Consulting Services	16,407	21,600
Cost of Products and Equipment	246,220	120,209
Cost of Cannabis Products	189,671	—
Total Cost of Revenues	452,298	141,809
Gross Profit	167,547	184,171

Operating Expenses
General and Administrative	592,320	346,752
Selling and Marketing	53,102	54,913
Stock Based Compensation Expense	31,035	15,664
Total Operating Expenses	676,457	417,329
Loss from Operations	(508,910)	(233,158)

Other Income (Expense)
Interest (expense)	(27,123)	(180)
Debt Forgiveness	—	110,543
Other income	13,858	900
Total Other (Expense) Income	(13,265)	111,263
Net Loss	(522,175)	(121,895)
Income Tax Expense	—	—
NET LOSS	$(522,175)	$(121,895)
Basic net loss per common share	$(0.01)	$(0.00)
Basic and diluted weighted average common shares outstanding	83,484,049	74,132,938

The accompanying notes are an integral part of these unaudted condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$—	$(8,008,268)	$1,627,187
Stock issued for cashless exercise	100,000	1	—	—	—	1
Shares issued cash	5,550,000	56	998,236	—	—	998,292
Net Loss	—	—	—	—	(121,895)	(121,895)
Balance, March 31, 2021	76,377,938	$764	$10,632,984	$—	$(8,130,163)	$2,503,585

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$—	$(9,447,517)	$2,118,981
Stock based compensation to employees	325,000	3	46,204	—	—	46,207
Subscription Received Issued	500,000	5	25,160	(25,165)	—	—
Stock issued for cash	2,000,000	20	92,443	—	—	92,463
Net Loss	—	—	—	—	(522,175)	(522,175)
Balance, March 31, 2022	84,727,938	$847	$11,729,486	$(25,165)	$(9,969,692)	$1,735,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(522,175)	$(121,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,482	3,248
Stock-based compensation to employees	31,035	15,664
Debt Forgiveness	—	(110,543
Changes in operating assets and liabilities:
Accounts receivable	(253,609)	(2,313
Inventory	(38,609)	(59,052
Prepaid expenses and other current assets	(1,377,074)	(893
Prepaid Acquisition Costs	—	(20,000
Right to Use Lease Asset	39,706	—
Accounts Payable	150,879	62,196
Advances from Clients	5,589,067	(25,619
Accrued and other current liabilities	58,599	(17,465
Litigation Settlement Liability	(112,500)	—
Operating Lease Liability	(39,706)	—
Net Cash Provided by (Used In) Operating Activities	$3,563,095	$(276,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,122)	(1,576
Intangible assets	(7,123)	(3,326
Net Cash Used in Investing Activities	$(8,245)	$(4,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	92,463	998,292
Net Cash Provided by Financing Activities	$92,463	$998,292

NET INCREASE IN CASH	3,647,313	716,718

CASH AT BEGINNING OF PERIOD	670,423	1,723,132

CASH AT END OF PERIOD	$4,317,736	$2,439,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Common Stock issued for Stock Compensation Payable	$42,607	$—
Subscription Receivable issued for Stock	$25,165	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

The aggregate consideration paid for the Assets was $2,890,000, which consisted of (i) a cash payment of $1,100,000, (ii) the issuance of a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”), and (iii) the issuance of 3,000,000 shares of the Company’s restricted common stock valued at $0.23 per share or $690,000. See Note 4.

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

As of the date of this Quarterly Report on Form 10-q, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions .

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

The Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the three months ended March 31, 2022 and the year ended December 31, 2021 has been from funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception but expects these conditions to improve in 2022 and beyond as it develops its business model. The Company has an accumulated deficit at March 31, 2022 and requires additional financing to fund future operations.

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

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of March 31, 2022 and December 31, 2021, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2022, and December 31, 2021, the Company’s allowance for doubtful accounts was $69,415 and $69,415, respectively. The Company did not record a bad debt expense in either of three months ended March 31, 2022 and 2021, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of March 31, 2022 and December 31, 2021, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At March 31, 2022, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the three months ended March 31, 2022, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the three months ended March 31, 2021 , three customers accounted for 42.5% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2022 and December 31, 2021.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Intangible Assets, net

Definite life intangible assets at March 31, 2022 include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are record at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years and tradenames are assigned a life of 5 years. During the three months ended March 31, 2022, the Company recognized an amortization expense of $23,333.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of March 31, 2022 and December 31, 2021.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended March 31, 2022 and 2021, sales returns were $0.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the three months ended March 31, 2022 and 2021, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three months ended March 31, 2022.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2022 and 2021 these expenses were $19,598 and $11,888, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2022 and 2021, stock-based compensation expense for restricted shares for Company employees was $32,475 and $15,664, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the three months ended March 31, 2022 and 2021, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2021, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2022 and December 31, 2021, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

The fair value of Naturaleaf’s identifiable intangible assets was $800,000 at April 30, 2021, consisting of $500,000 in licenses and $300,000 in brand names. During the three months ended March 31, 2022, the Company recognized an amortization expense of $23,333.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

The results of operations of Naturaleaf for the period from January 1, 2022 through March 31, 2022 are included in the Company's unaudited condensed consolidated financial statements as of March 31, 2022.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents a summary of the Company’s combined operating results for the three ended March 31, 2022 and 2021, as if the acquisition had occurred on January 1, 2020. The following pro forma financial information is not necessarily indicative of the Company’s operating results as they would have been had the acquisition been effected on the assumed date, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, basic shares outstanding and dilutive equivalents, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.

	Three Months Ended
	March 31,
	2022	2021

Total Revenues	$619,845	$904,253
(Loss) Income from Operations	$(522,175)	$(37,774)

Basic and diluted loss per share	$—	$—

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	March 31, 2022	December 31, 2021
Accounts Receivable – Trade	$334,341	$93,856
Less: Allowance for Doubtful Accounts	(69,415)	(82,540)
Accounts Receivable, net	$264,926	$11,316

The Company had bad debt expense during the three months ended March 31, 2022 and 2021 of $0, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Our Advances from Clients had the following activity:

	March 31, 2022	December 31, 2021
Beginning Balance	$111,892	$88,843
Additional deposits received	5,730,100	404,143
Less: Deposits recognized as revenue	(141,033)	(381,094)
Ending Balance	$5,700,959	$111,892

Note 6. Inventory

Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw Materials - Soil	$63,333	$60,900
Work In Process - Cultivation	197,878	136,266
Finished Goods - Soil	25,066	58,594
Finished Goods - Cannabis Retail	30,940	22,848
Total Inventory	$317,217	$278,608

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	March 31, 2022	December 31, 2021
Office equipment	$40,698	$39,574
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	376,745	376,745
Property and equipment, gross	$432,975	$431,851
Less: Accumulated Depreciation	(70,168)	(56,019)
Property and equipment, net	$362,807	$375,832

During the three months ended March 31, 2022, the Company purchased $1,124 in office equipment.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

Schedule of Identified intangible assets
	March 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$500,000	($30,555)	$469,445	15 years
Brand	$300,000	($55,000)	$245,000	5 years
Patent Applications	$15,281	—	$15,281	—
Total intangible assets, net	$815,281	($85,555)	$729,726

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$500,000	($22,223)	$477,777	15 years
Brand	$300,000	($40,000)	$260,000	5 years
Patent Applications	$8,160	—	$8,160	—
Total intangible assets, net	$808,160	($62,223)	$745,937

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 11.47  years. There were no intangible assets acquired during the three months ended March 31, 2022 or 2021.

Amortization expense for intangible assets was $23,333 and $0 for the three months ended March 31, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2022 through 2026 is as follows:

Schedule of estimated amortization expense
Year Ended December 31,
2022	$70,000
2023	$93,333
2024	$93,333
2025	$93,333
2026	$53,333
TOTAL	$714,445

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2022
Accrued Interest	$101,260	$74,137
Accrued Payroll	14,470	18,428
Sales Tax Payable	6,722	592
Other Accrued Expenses & Payables	96,815	68,561
Accrued and other current liabilities	$219,267	$161,718

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2021	$42,207
Additional Expenses Incurred	29,135
Payments Upon Issuance of Shares	(43,257)
March 31, 2022	$28,085

Note 11. Operating Lease Right-of-Use Asset/Operating Lease Liability

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

The Company’s lease portfolio consists of the following.

Lease Name	Asset Type	Start Date	Expiration Date	Monthly Rent
Durango Lease	Real Property	5/1/2021	5/31/2022	$10,200
Lehman Lease	Real Property	5/1/2021	12/31/2022	$2,732
Palmer Lease	Real Property	5/1/2021	6/30/2022	$1,069
Greenspace Membership	Real Property	1/1/2022	6/30/2022	$1,000
Tejon Lease	Real Property	5/1/2021	4/30/2022	$3,700

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE MARCH 31, 2022 AND 2021

(UNAUDITED)

On June 1, 2021 Company entered into an 8 1/2 month lease with Greenspace, LLC for an amount of $1,159 per month. In January 2022, we determined under ASC 842, due to the short-term nature of the lease that the lease membership agreement met the criteria of ASC 842-20-25-2 and as such it was not necessary to capitalize the lease and rent will be recognized on a monthly straight-line basis.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2022 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

As of March 31, 2022, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2022	57,629
Total	57,629
Less: amount representing interest	(1,613)
Present value of future minimum lease payments	56,016
Less: current obligations under leases	56,016
Long-term lease obligations	$-

As of March 31, 2022, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2022	56,218
Total	$56,218

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 12. Loans Payable

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note originally had a term of 1 year with a due date of April 30, 2022 and did not require any payments prior to the due date. The note has an annual interest rate of 10%. At March 31, 2022, interest of $101,260 had been accrued. At March 31, 2022, $1,100,000 is outstanding, of which $550,000 was classified as current.

On April 30, 2022, the Company entered into an Amendment to the Asset Purchase Agreement to amend the Seller Note as follows, that the due date of the Note would be extended to April 30, 2023. That interest will accrue on the outstanding principal at a rate of 12.5%. In addition, the Company agreed to pay all accrued interest at April 30, 2021 and make a principal payment of $500,000. On April 29, 2022, principal in the amount of $550,000 and accrued interest of $110,000 were paid. At April 30, 2022, the Seller’s Note had outstanding principal of $550,000 and accrued interest of $0.

Note 13. Related Party Transactions

The Company has a related party entity, Tabular Investments, LLC (“Tabular”) which was set to assign the Company’s interest in various equity partnership. The sole member of Tabular is Tad Mailander, the Company’s outside legal counsel and Director. The Company has valued all of its equity partnership investments at $0. Neither our direct equity ownership in, nor our assignments of equity to Tabular Investments, LLC are, or are reasonably likely to allow for, substantive terms, transactions, and arrangements, whether contractual or not contractual, that will have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We have no direct or indirect majority influence or control over any entity in which we have a direct equity interest or equity interests assigned to Tabular. We do not have any direct or indirect interest in, and do not control Tabular. We have not absorbed losses from either our direct equity interests or assignments to Tabular, and we have provided no subordinated financial support to any project

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 13. Stock Based Compensation

During the three months ended March 31, 2022, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

Restricted Shares Compensation

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

During the three months ended March 31, 2022, the Company granted 418,750 restricted shares and recognized $28,085 in associated employee stock-based compensation expense. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the three months ended March 31, 2021, the Company granted 67,808 restricted shares and recognized $15,664 in associated employee stock-based compensation expense. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MARCH 31, 2022 AND 2021

(UNAUDITED)

Note 15. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at March 31, 2022 and December 31, 2021, respectively.

Common Stock

During the three months ended March 31, 2022 , the Company issued 325,000 restricted shares valued at $46,207 granted during the fiscal year ended December 31, 2021.

During the three months ended March 31, 2022 the Company issued 2,000,000 registered shares of common stock in exchange for net proceeds of $92,463 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

Subscription Receivable

On March 28, 2022, the Company issued 500,000 registered shares of its common stock in exchange for net proceeds of $25,165 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. At March 31, 2022, the Company had not received the funds and as such recognized a subscription receivable in connection with the funds owed. The funds were paid to the Company on April 9, 2022.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At March 31, 2022, the Company did not have any warrants or options issued and outstanding.

Note 16. Commitments and Contingencies

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021

(UNAUDITED)

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

The Settlement Agreement provides for a cash settlement of $350,000 to be paid over a 2 year period and as a result at December 31, 2021, the Company has recognized a total of liability of $350,000. During the three months ended March 31, 2022, the Company paid $112,500. At March 31, 2022, of which $237,500 is outstanding of which $125,000 is classified as current.

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after unaudited consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended March 31, 2022, other than as follows.

Lease

On April 30, 2022, the Tejon Lease for one of our dispensary locations expired. On April 5, 2022, the Company entered into a Fourth Amendment to the Standard Business Lease with the landlord (the Fourth Amendment). The Fourth Amendment has an effective date of May 1, 2022 and extends the lease for a period of 5 years, expiring April 30, 2027.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at April 5, 2022 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

The Company expects to recognize a Right of Use Liability of $212,064, of which $35,469 will be a current liability and $176,595 long term liability.

Subscription Receivable

In April 2022, the Company received payment of $25,165 for the outstanding Subscription Receivable for the 5000,000 of its registered shares issued in March 2022, pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

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

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of March 31, 2022, the policy and regulations of the Federal Government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	March 31, 2022	March 31, 2021	Increase (Decrease)
Revenues
Consulting Services	$95,072	$161,893	(66,821)
Product & Equipment	313,144	164,087	149,057
Cannabis Products	211,629	—	211,629
Total Revenues	619,845	325,980	293,865
			—
Cost of Revenues			—
Cost of Consulting Services	16,407	21,600	(5,193)
Cost of Products and Equipment	246,220	120,209	126,011
Cost of Cannabis Products	189,671	—	189,671
Total Cost of Revenues	452,298	141,809	310,489
Gross Profit	167,547	184,171	(16,624)

Operating Expenses
General and Administrative	592,320	346,752	245,568
Selling and Marketing	53,102	54,913	(1,811)
Stock Based Compensation Expense	31,035	15,664	15,371
Total Operating Expenses	676,457	417,329	259,128
Loss from Operations	(508,910)	(233,158)	(275,752)
			—
Other Income (Expense)			—
Interest (expense)	(27,123)	(180)	(26,943)
Debt Forgiveness	—	110,543	(110,543)
Other income	13,858	900	12,958
Total Other (Expense) Income	(13,265)	111,263	(124,528)
Net Loss	(522,175)	(121,895)	(400,280)
Income Tax Expense	—	—	—
NET LOSS	$(522,175)	$(121,895)	(400,280)

Revenues

Total revenues were $619,845 for the three months ended March 31, 2022 as compared to $325,980 for the three months ended March 31, 2021. The increases in total revenue of $293,865 for the three months ended March 31, 2022, represents a decrease of $66,821 in consulting revenue offset by an increase of $149,057 in equipment sales and the revenue stream from the sale of cannabis products of $211,629.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and other costs directly attributable to providing equipment, soil and cannabis products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the three months ended March 31, 2022, our total costs of revenues were $452,298 compared to $141,809 for the three months ended March 31, 2021. The increase of $310,489 in cost of revenues was a direct result of increases costs associated with equipment sales the addition of the costs of the cannabis sales.

Consulting Services

Consulting service revenues during the three months ended March 31, 2022 were $95,072 versus $161,895 for the three months ended March 31, 2021. Decreases in consulting services is a result of the type of projects worked on in first quarter compared to the projects the first quarter 2021. Projects over 2021 were focused on providing assistance with licensing and providing proforma and design services. The end of the year into the first quarter of 2022 saw an increase in projects that were the oversight and management of projects that involving the implementation of design work provided for certain clients. As a result while consulting services sales decreased over the prior period, we did see a significant increase in sales of equipment over the prior period as these activities increased as the result of the implementation of design work.

Costs of Services were $16,407 compared to $21,600 for the three months ended March 31, 2022 and 2021. Costs associated with consulting services decreased as a result of the change in focus of projects.

 Soil Product and Equipment Revenues

Our product and equipment revenues for the three months ended March 31, 2022 were $313,144 versus $164,087 for the three months ended March 31, 2021. Soil product sales increased to $167,554 from $158, 557 during the three months ended March 31, 2021. Equipment sales increased to $146,090 from $0 during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company has entered into consulting projects that are focused to the construction of or improvement of cultivation facilities. This has resulted and the Company anticipates seeing greater activity in equipment sales.

Costs of Products and Equipment were $246,220 and $120,209, during the three months ended March 31, 2022 and 2021. Costs associated with products and equipment increased as a result of the increase in equipment sales.

Cannabis Product Revenues

Cannabis product revenues during the three months ended March 31, 2022 were $211,629. The Company acquired the assets of Naturaleaf on April 30, 2021 and only began recognizing revenues from these operations on May 1, 2021.

Costs associated with cannabis products consists of those costs incurred in the cultivation of the plants and the retail sale of the products. During the three months ended March 31, 2022 such costs were $189,671.

Gross Profit

Total gross profit was $167,547 for the three months ended March 31, 2022, compromised of consulting services gross profit of $78,665 products and equipment gross profit of $66,924 and a gross profit of $21,958 for cannabis products. This compares to total gross profit of $184,717 for the three months ended March 31, 2021, compromised of consulting services gross profit of $140,293 and products and equipment gross profit of $43,878. The increase in the gross profit for the period in product and equipment relates to the increase in sales of equipment during the three months ended March 31, 2022.

Operating Expenses

Total operating expenses were $676,457, for the three months ended March 31, 2022, and $417,329 for the three months ended March 31, 2021. The increase in operating expenses is attributed to increases in labor and rent expenses associated with the introduction of the Naturaleaf operations. The Company has seen additional increases in depreciation and amortization expenses, sales and marketing expenses during the period.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2022 was $(13,265) as compared with $11,263 for the three months ended March 31, 2021. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration offset by increases in interest expenses resulting from the $1,100,000 promissory note issued in connection with the asset acquisition from Naturaleaf.

Net Loss

Net loss for the three months ended March 31, 2022 was ($522,175) as compared to a net loss of ($121,895) for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $4,317,736 and accounts receivable of $264,926. Both are a result of the increase in our equipment sales activity. Additionally, considering that our fixed overhead costs have increased over the last year, management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the three months ended March 31, 2022, the Company issued 2,000,000 registered shares of common stock in exchange for net proceeds of $92,465 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $3,563,095, compared to net cash used by operating activities of ($276,672), for the three months ended March 31, 2021. Increases in cash used were a result of the increase in accounts receivable and inventory offset by increases in accounts payable and advances from clients . All a direct result of the increased activities in equipment sales.

During the three months ended March 31, 2022, the Company has entered into consulting projects that are focused to the construction of or improvement of cultivation facilities. This has resulted in and the Company anticipates seeing greater activity in equipment sales and therefor will see significant changes in Advances from Clients and other associated balance sheet accounts, such as prepaid expenses, accounts receivable and accounts payable. In the case of equipment sales, the Company purchases the required equipment from 3rd party suppliers. Purchases of equipment are not made, until the Client has approved the estimates, been invoiced for the purchases and paid the invoice for the purchases. The Company will not recognize these revenues until the equipment has been delivered to and received by the client.

Investing Activities

For the three months ended March 31, 2022 and 2021, investing activities were a use of cash of ($8,245) and ($4,902) respectively. These funds were used in the purchase of office equipment of $1,124 and increased spending on patent applications of $7,123 during the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2022 proceeds received from financing activities was $92,463 and $998,292 for the three months ended March 31, 2021. Funds received during the three months ended March 31, 2022 were from sales of the Company’s registered common stock.

Off Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Three Months	Three Months
	Ended March 31, 2022	Ended March 31, 2021

Adjusted EBITDA reconciliation:
Net loss	$(522,175)	$(121,895)
Depreciation and Amortization	37,482	3,248
Interest Expense	27,123	----
Stock-based compensation to employees	31,035	15,664
Adjusted EBITDA	$(426,535)	$(102,093)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of March 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2022.

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

During the three months ended March 31, 2022, the Company issued 325,000 shares of its restricted common stock to officers and directors as stock compensation earned during the year ended December 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2022 and 2021.

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

AMERICAN CANNABIS COMPANY, INC.

Date: May 23, 2022

By:	/s/ Ellis Smith

Ellis Smith,

Chief Executive Officer & Chief Financial Officer