Form 10-Q
period 2022-09-30
American Cannabis Company, Inc.
filed 2022-11-21
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1116625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 Union Street, Ste. 200
Lakewood, Colorado
Denver, Colorado	80228
(Address of principal executive offices)	(Zip Code)
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

At September 30, 2022 and November 15, 20022, 85,727,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Equivalents	$191,516	$670,423
Accounts Receivable, Net	259,926	11,316
Deposits	9,595	2,895
Inventory	352,494	278,608
Prepaid Expenses and Other Current Assets	129,675	51,353
Total Current Assets	943,205	1,014,595

Property and Equipment - Net	442,901	375,832

Other Assets
Intangible Assets, net amortization	686,242	745,937
Goodwill	1,985,113	1,985,113
Right of Use Assets - Operating Leases, net	211,913	95,722
Long Term Deposits	6,000	6,000
Total Other Assets	2,889,268	2,832,772
TOTAL ASSETS	$4,275,374	$4,223,199

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$453,738	$242,679
Advances from Clients	1,390,972	111,892
Accrued and Other Current Liabilities	94,085	161,718
Stock payable	117,479	42,207
Right of Use Liabilities, current	211,913	95,722
Litigation Settlement, current	106,250	175,000
Note payables, current	550,000	1,100,000
Total Current Liabilities	2,924,436	1,929,218

LONG TERM LIABILITIES
Litigation Settlement	93,750	175,000
Total Long Term Liabilities	93,750	175,000
TOTAL LIABILITIES	3,018,186	2,104,218

Shareholders’ Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 85,727,938 and 70,727,938 shares issued and outstanding at September 30, 2022 and December 31, 2021 , respectively	856	819
Additional paid-in capital	11,794,476	11,565,679
Accumulated deficit	(10,538,144)	(9,447,517)
Total Shareholders’ Equity	1,257,188	2,118,981

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,275,374	$4,223,199

The accompanying notes are an integral part of these unaudted condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues
Consulting Services	$66,824	53,277	$308,872	$254,669
Product & Equipment	1,866,725	292,709	6,540,558	730,198
Cannabis Products	190,067	406,967	638,316	714,043
Total Revenues	2,123,616	752,953	7,487,746	1,698,910

Cost of Revenues
Cost of Consulting Services	19,500	9,473	67,422	36,179
Cost of Products and Equipment	1,664,235	182,795	5,628,432	513,051
Cost of Cannabis Products	180,701	231,964	724,529	379,753
Total Cost of Revenues	1,864,436	424,232	6,420,383	928,983
Gross Profit	259,180	328,721	1,067,363	769,927

Operating Expenses
General and Administrative	617,270	539,340	1,951,008	1,428,092
Selling and Marketing	64,017	42,455	165,544	150,301
Stock Based Compensation Expense	56,170	8,318	121,479	37,008
Total Operating Expenses	737,458	590,113	2,238,032	1,615,401
Loss from Operations	(478,277)	(261,392)	(1,170,668)	(845,474)

Other Income (Expense)
Interest (expense)	77,381	(28,027)	32,024	(46,837)
Debt Forgiveness	—	130,186	—	240,100
Other income	3,247	938	48,016	3,367
Total Other (Expense) Income	80,627	103,097	80,040	196,630
Net Loss	(397,650)	(158,295)	(1,090,628)	(648,844)
Income Tax Expense	—	—	—	—
NET LOSS	$(397,650)	$(158,295)	$(1,090,628)	$(648,844)
Basic net loss per common share	$(0)	$(0)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	85,727,938	8,052,395	84,795,246	77,584,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	79,902,938	$798	$11,408,199	$(8,498,817)	$2,910,180
Shares issued cash	250,000	3	26,932	—	26,935
Net Loss		—	—	(158,295)	(158,295)
Balance,September 30, 2021	80,152,938	$801	$11,435,131	$(8,657,112)	$2,778,820

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	85,727,938	$857	$11,794,476	$(10,140,495)	$1,654,838
Net Loss	—	—	—	(397,650)	(397,650)
Balance, September 30, 2022	85,727,938	$857	$11,794,476	$(10,538,145)	$1,257,188

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock issued for asset acquistion	3,000,000	30	689,970	—	690,000
Stock issued for cashless exercise	125,000	1	(1)	—	—
Shares issued cash	6,300,000	63	1,110,414	—	1,110,477
Net Loss	—	—	—	(648,844)	(648,844)
Balance, September 30, 2021	80,152,938	$801	$11,435,131	$(8,657,112)	$2,778,820

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$(9,447,517)	$2,118,981
Stock based compensation to employees	325,000	3	46,204	—	46,207
Stock based compensation to third party	1,000,000	10	64,990	—	65,000
Stock issued for cash	2,500,000	25	117,603	—	117,628
Net Loss	—	—	—	(1,090,628)	(1,090,628)
Balance, September 30, 2022	85,727,938	$857	$11,794,476	$(10,538,145)	$1,257,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,090,628)	$(648,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,362	77,810
Stock-based compensation to employees	65,306	37,008
Stock-based compensation to third party	29,792	—
Debt Forgiveness	—	(240,100)
Changes in operating assets and liabilities:
Accounts receivable	(248,610)	(185,151)
Inventory	(73,886)	(64,930)
Prepaid expenses and other current assets	(55,232)	(30,187)
Right to Use Lease Asset	(116,191)	(125,889)
Long Term Deposits	—	—
Accounts Payable	211,059	160,608
Advances from Clients	1,279,080	197,057
Accrued and other current liabilities	(11,463)	46,945
Litigation Settlement Liability	(150,000)	—
Operating Lease Liability	116,191	125,889
Net Cash Provied by (Used In) Operating Activities	$68,780	$(649,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(105,011)	(324,012)
Acquisition of Assets	—	(1,100,000)
Intangible assets	(10,305)	(5,943)
Net Cash Used in Investing Activities	$(115,316)	$(1,429,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	117,629	1,110,477
Proceeds from note payable	—	130,186
Payment of note payable	(550,000)	—
Net Cash (Used) Provided by Financing Activities	$(432,371)	$1,240,663

NET INCREASE IN CASH	(478,907)	(839,076)

CASH AT BEGINNING OF PERIOD	670,423	1,723,132

CASH AT END OF PERIOD	$191,516	$884,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock Based Compensation Third Party	$65,000	$—

Stock Issued for Receivables	$—	$690,000
Stock Issued for Acquisition	$—	$1,100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2022 and 2021 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Going Concern

Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”) requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

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

The Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the nine months ended September 30, 2022 and the year ended December 31, 2021 has been from funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception but expects these conditions to improve in 2022 and beyond as it develops its business model. The Company has an accumulated deficit at September 30, 2022 and requires additional financing to fund future operations.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. At December 31, 2021, the Company had cash balances in excess of FDIC insured limits of $250,000.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2022, and December 31, 2021, the Company’s allowance for doubtful accounts was $69,415 and $69,415, respectively. The Company did not record a bad debt expense in either of the nine or three months ended September 30, 2022 and 2021, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of September 30, 2022 and December 31, 2021, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At September 30, 2022, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the nine months ended September 30, 2022, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the nine months ended September 30, 2021, three customers accounted for 42.5% of the Company’s total revenues.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in progress construction are capitalized as incurred and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2022 and December 31, 2021.

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

Intangible Assets, net

Definite life intangible assets at September 30, 2022 include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are record at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years and tradenames are assigned a life of 5 years. During the nine months ended September 30, 2022, the Company recognized an amortization expense of $70,000.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long lived assets as of September 30, 2022 and December 31, 2021.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the nine months ended September 30, 2022 and 2021, sales returns were $0.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the nine months ended September 30, 2022 and 2021, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the nine months ended September 30 2022.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the nine months ended September 30, 2022 and 2021 these expenses were $98,414 and $33,238, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the nine months ended September 30, 2022 and 2021, stock-based compensation expense for restricted shares for Company employees was $65,310 and $28,690, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the nine months ended September 30, 2022 and 2021, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2021, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2022 and December 31, 2021, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The fair value of Naturaleaf’s identifiable intangible assets was $800,000 at April 30, 2021, consisting of $500,000 in licenses and $300,000 in brand names. During the nine months ended September 30, 2022, the Company recognized an amortization expense of $70,000.

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	September 30, 2022	December 31, 2021
Accounts Receivable – Trade	$329,341	$93,856
Less: Allowance for Doubtful Accounts	(69,415)	(82,540)
Accounts Receivable, net	$259,926	$11,316

The Company had bad debt expense during the nine months ended September 30, 2022 and 2021 of $0, respectively.

Our Advances from Clients had the following activity:

	September 30, 2022	December 31, 2021
Beginning Balance	$111,892	$88,843
Additional deposits received	6,207,877	404,143
Less: Deposits recognized as revenue	(4,928,797)	(381,094)
Ending Balance	$1,390,972	$111,892

Note 6. Inventory

Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw Materials - Soil	$68,370	$60,900
Work In Process - Cultivation	239,061	136,266
Finished Goods - Soil	42,101	58,594
Finished Goods - Cannabis Retail	2,962	22,848
Total Inventory	$352,494	$278,608

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	September 30, 2022	December 31, 2021
Office equipment	$48,344	$39,574
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	478,407	376,745
Property and equipment, gross	$542,283	$431,851
Less: Accumulated Depreciation	(99,382)	(56,019)
Property and equipment, net	$442,901	$375,832

During the nine months ended September 30, 2022, the Company purchased $8,770 in office equipment and $101,662 in machinery and equipment.

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	September 30, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$500,000	($47,219)	$452,781	15 years
Brand	$300,000	($85,002)	$214,998	5 years
Patent Applications	$18,463	—	$18,463	—
Total intangible assets, net	$818,462	($132,221)	$686,242

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$500,000	($22,223)	$477,777	15 years
Brand	$300,000	($40,000)	$260,000	5 years
Patent Applications	$8,160	—	$8,160	—
Total intangible assets, net	$808,160	($62,223)	$745,937

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2021 was approximately 11.47 years. There were no intangible assets acquired during the nine months ended September 30, 2022.

Amortization expense for intangible assets was $70,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2022 through 2026 is as follows:

Year Ended December 31,
2022	$46,666
2023	$93,333
2024	$93,333
2025	$93,333
2026	$53,333
Thereafter	$311,113
TOTAL	$691,111

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2022
Accrued Interest	$39,106	$74,137
Accrued Payroll	14,335	18,428
Sales Tax Payable	4,959	592
Other Accrued Expenses & Payables	35,685	68,561
Accrued and other current liabilities	$94,085	$161,718

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2022 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company been recognizing rents as they become payable.

As of September 30, 2022, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2022	$40,709
Thereafter	143,429
Total	184,138
Less: amount representing interest	(57,928)
Present value of future minimum lease payments	126,210
Less: current obligations under leases	40,709
Long-term lease obligations	$85,501

As of September 30, 2022, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2022	62,384
2023	77,200
2024	49,300
2025	51,400
2026	53,500
2027	36,600
Total	$330,384

Note 11. Loans Payable

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note originally had a term of 1 year with a due date of April 30, 2022 and did not require any payments prior to the due date. The note had an annual interest rate of 10%. On April 30, 2022, the Company entered into an Amendment to the Asset Purchase Agreement to amend the Seller Note as follows, that the due date of the Note would be extended to April 30, 2023. That interest will accrue on the outstanding principal at a rate of 12.5%. In addition, the Company agreed to pay all accrued interest at April 30, 2021 and make a principal payment of $500,000. On April 29, 2022, principal in the amount of $550,000 and accrued interest of $110,000 were paid. At September 30, 2022, principal in the amount of $550,000 was outstanding and interest of $9,493 had been accrued.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

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

Note 13. Stock Based Compensation

During the nine months ended September 30, 2022, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

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

During the nine months ended September 30, 2022, the Company granted 830,616 restricted shares of its common stock and recognized $61,309 in associated employee stock-based compensation expense. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date grant.

During the nine months ended September 30, 2021, the Company granted 135,616 shares and recognized $28,690 in associated employee stock-based compensation expense. The fair value of the restricted stock is determined based on the quoted closing price of the Company’s common stock on the date of grant.

Note 14. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

Common Stock

During the nine months ended September 30, 2022, the Company issued 1,000,000 restricted shares of common stock valued at $65,000 to a third party for consulting services over the next 12 months. The Company has recognized $13,542 in consulting expense during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022 , the Company issued 325,000 restricted shares valued at $46,207 granted during the fiscal year ended December 31, 2021.

During the nine months ended September 30, 2022 the Company issued 2,500,000 registered shares of common stock in exchange for net proceeds of $117,628 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position. Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At September 30, 2022, the Company did not have any warrants or options issued and outstanding.

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

The Settlement Agreement provides for a cash settlement of $350,000 to be paid over a 2 year period and as a result at December 31, 2021, the Company has recognized a total of liability of $350,000. During the nine months ended September 30, 2022, the Company paid $131,250. At September 30, 2022, of which $218,750 is outstanding of which $125,000 is classified as current.

Note 16. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after unaudited consolidated financial statements were available to be issued and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022, and did not find any events.

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

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of September 30, 2022, the policy and regulations of the Federal Government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

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

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30,	September 30,	Increase
	2022	2021	(Decrease)
Revenues
Consulting Services	$308,872	254,669	54,203
Product & Equipment	6,540,558	730,198	5,810,360
Cannabis Products	638,316	714,043	(75,727)
Total Revenues	7,487,746	1,698,910	5,788,836
Cost of Revenues			—
Cost of Consulting Services	67,422	36,179	31,243
Cost of Products and Equipment	5,628,432	513,051	5,115,381
Cost of Cannabis Products	724,529	379,753	344,776
Total Cost of Revenues	6,420,383	928,983	5,491,400
Gross Profit	1,067,363	769,927	297,436
Operating Expenses			—
General and Administrative	1,951,008	1,428,092	522,916
Selling and Marketing	165,544	150,301	15,243
Stock Based Compensation Expense	121,479	37,008	84,471
Total Operating Expenses	2,238,032	1,615,401	622,631
Loss from Operations	(1,170,668)	(845,474)	(325,194)

Other Income (Expense)
Interest (expense)	32,024	(46,837)	78,861
Debt Forgiveness	—	240,100	(240,100)
Other income	48,016	3,367	44,649
Total Other (Expense) Income	80,040	196,630	(116,590)
Net Loss	(1,090,628)	(648,844)	(441,784)
Income Tax Expense	—	—	—
NET LOSS	$(1,090,628)	(648,844)	(441,784)

Revenues

Total revenues were $7,487,746 for the nine months ended September 30, 2022 as compared to $1,698,910 for the nine months ended September 30, 2021. The increases in total revenue of $5,788,836 for the nine months ended September 30, 2022, represents an increase of $54,203 in consulting revenue, an increase of $5,810,360 in equipment sales and a decrease in the sale of cannabis products of $75,727.

Total revenues were $2,123,616 for the three months ended September 30, 2022 as compared to $752,953 for the three months ended September 30, 2021. The increases in total revenue of $1,370,663 for the three months ended September 30, 2022, represents an increase of $13,547 in consulting revenue, an increase of $1,574,016 in equipment sales and were offset by a decrease in the revenue stream from the sale of cannabis products of $216,900.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and other costs directly attributable to providing equipment, soil and cannabis products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the nine months ended September 30, 2022, our total costs of revenues were $6,420,383 compared to $928,983 for the nine months ended September 30, 2021. The increase of $5,491,400 in cost of revenues was a direct result of increases costs associated with equipment sales.

During the three months ended September 30, 2022, our total costs of revenues were $1,864,436 compared to $424,232 for the three months ended September 30, 2021. The increase of $1,440,204 in cost of revenues was a direct result of increases costs associated with equipment sales.

Consulting Services

Consulting service revenues during the nine months ended September 30, 2022 were $308,872 versus $254,669 for the nine months ended September 30, 2021 and $66,824 and $53,277 for the three months ended September 30, 2022 and 2021, respectively. Increases in consulting services is a result of the type of projects worked on in first quarter compared to the projects the second quarter 2021. Projects over 2021 were focused on providing assistance with licensing and providing proforma and design services. The first nine months of 2022 saw an increase in projects that were the oversight and management of projects that involving the implementation of design work provided for certain clients. As a result, while consulting services sales did increase over the prior period that correlates to the increase in the sales of equipment as consulting activities increased as the result of the implementation of design work.

Costs of Services were $67,422 compared to $36,179 for the nine months ended September 30, 2022 and 2021 and $19,500 and $9,473 during the nine months ended September 30, 2022 and 2021. Costs associated with consulting services increased as a result of the increase in payroll expenses that are allocated to cost of services.

 Soil Product and Equipment Revenues

Our product and equipment revenues for the nine months ended September 30, 2022 were $6,540,558 versus $730,198 for the nine months ended September 30, 2021 and $1,866,725 and $292,709 for the three months ended September 30, 2022 and 2021, respectively. Equipment sales increased to $5,282,282 from $41,112 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company has entered into consulting projects that are focused to the construction of or improvement of cultivation facilities. This has resulted and the Company anticipates seeing greater activity in equipment sales.

Costs of Products and Equipment were $5,628,432 and $513,051, during the nine months ended September 30, 2022 and 2021. Costs associated with products and equipment increased as a result of the increase in equipment sales.

Cannabis Product Revenues

Cannabis product revenues during the nine months ended September 30, 2022 were $638,316 compared to $714,043 during the nine months ended September 30, 2021. The Company acquired the assets of Naturaleaf on April 30, 2021 and only began recognizing revenues from these operations on May 1, 2021. A decrease of $75,727 was seen due to a general decrease in demand as economic conditions have resulted in decreased spending on cannabis products combined an erosion in prices of cannabis in the last twelve months in Colorado.

Costs associated with cannabis products consists of those costs incurred in the cultivation of the plants and the retail sale of the products. During the nine months ended September 30, 2022 such costs were $724,529 compared to $379,753 during the nine months ended September 30, 2021, the increase is a result of increased production combined with an increase in production losses resulting from the need to decrease harvests to meet decreased supply demands.

Gross Profit

Total gross profit was $1,067,363 for the nine months ended September 30, 2022 and $259,180 for the three months ended September 30, 2021. Total gross profit was $769,927 for the nine months ended September 30, 2022 and $328,721 for the three months ended September 30, 2021. The increase in the gross profit for the period in product and equipment relates to the increase in sales of equipment during the nine months ended September 30, 2022.

Operating Expenses

Total operating expenses were $2,238,032, for the nine months ended September 30, 2022, and $1,615,401 for the nine months ended September 30, 2021. The increase in operating expenses is attributed to increases in labor and rent expenses associated with the introduction of the Naturaleaf operations on April 30, 2021. The Company has seen additional increases in depreciation and amortization expenses and rent expenses with the re-negotiation of leases during the nine months ended September 30, 2022.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2022 was $80,040 as compared with $196,630 for the nine months ended September 30, 2021. The increase is a direct result of the forgiveness of the Company’s then outstanding PPP loan by the Small Business Administration offset by increases in interest expenses resulting from the promissory note issued in connection with the asset acquisition from Naturaleaf.

Net Loss

Net loss for the nine months ended September 30, 2022 was ($1,090,628) as compared to a net loss of ($648,844) for the nine months ended September 30, 2021.

Net loss for the three months ended September 30, 2022 was ($397,650) as compared to a net loss of ($158,295) for the three months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $191,516 and accounts receivable of $259,926. Both are a result of the increase in our equipment sales activity. Additionally, considering that our fixed overhead costs have increased over the last year, management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

During the nine months ended September 30, 2022, the Company issued 2,500,000 registered shares of common stock in exchange for net proceeds of $117,629 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019 with White Lion Capital LLC. The Company has registered 34,000,000 million shares of its common stock to sell to White Lion Capital, LLC on as needed basis for funds to support operational activities.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $68,780, compared to net cash used by operating activities of ($649,784), for the nine months ended September 30, 2021. Decreases in cash used were a result of the increase in accounts receivable by increases in accounts payable and advances from clients . All a direct result of the increased activities in equipment sales.

During the nine months ended September 30, 2022, the Company has entered into consulting projects that are focused to the construction of or improvement of cultivation facilities. This has resulted in and the Company anticipates seeing greater activity in equipment sales and therefor will see significant changes in Advances from Clients and other associated balance sheet accounts, such as prepaid expenses, accounts receivable and accounts payable. In the case of equipment sales, the Company purchases the required equipment from 3rd party suppliers. Purchases of equipment are not made, until the Client has approved the estimates, been invoiced for the purchases, and paid the invoice for the purchases. The Company will not recognize these revenues until the equipment has been delivered to and received by the client.

Investing Activities

For the nine months ended September 30, 2022 and 2021, investing activities were a use of cash of ($115,316) and ($1,429,955) respectively. These funds were used in the purchase of and equipment and office equipment of $105,011 an increased spending on patent applications of $10,305 during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, funds were used in the purchase of the Naturaleaf assets of $1,110,477.

Financing Activities

During the nine months ended September 30, 2022 proceeds used in financing activities was ($432,371) and received from financing activities were $1,240,663 for the nine months ended September 30, 2021. Funds received during the nine months ended September 30, 2022 were from sales of the Company’s registered common stock. During the nine months ended September 30, 2022, the Company paid down the Naturaleaf note payable.

Off Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Nine Months	Nine Months
	Ended September 30, 2022	Ended September 30, 2021

Adjusted EBITDA reconciliation:
Net loss	$(1,090,628)	$(648,844)
Depreciation and Amortization	113,362	77,810
Interest Expense	32,024	46,837
Stock-based compensation for services	29,792	—
Stock-based compensation to employees	65,309	37,008
Adjusted EBITDA	$(850,141)	$(487,189)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of Sepember 30, 2022.

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

During the nine months ended September 30, 2022, the Company issued 325,000 shares of its restricted common stock to officers and directors as stock compensation earned during the year ended December 31, 2021.

During the nine months ended September 30, 2022, the Company issued 1,000,000 shares of its restricted common stock to a third party consultant for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2022 and 2021.

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

Date: November 18, 2022

By:	/s/ Ellis Smith

Ellis Smith,
Chief Executive Officer & Chief Financial Officer

