Form 10-K
period 2022-12-31
American Cannabis Company, Inc.
filed 2023-04-17
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2022
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
200 Union Street, Ste. 200 Lakewood, Colorado (Address of principal executive offices)	80228 (Zip Code)

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

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2022 was approximately $5,076,892.

As at December 31, 2022, there were 92,152,938 shares of common stock, par value $0.00001, issued and outstanding. On April 17, 2023, 92,152,938 shares of common stock, par value $0.00001, were issued and outstanding.

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

We are a Delaware corporation formed on September 24, 2001 with the name Naturewell, Inc. Pursuant to a merger transaction on March 13, 2013, the Company changed its name to Brazil Interactive Media, Inc. (“BIMI”), and operated as the owner of a Brazilian interactive television technology and television production company named BIMI, Inc. Pursuant to an Agreement and Plan of Merger dated May 15, 2014, between the Company, Cannamerica Corp. (“Merger Sub”), a wholly-owned subsidiary of BIMI, and Hollister & Blacksmith, Inc. a wholly owned subsidiary of American Cannabis Consulting (“American Cannabis Consulting”) we changed our name to American Cannabis Company, Inc. Pursuant to the Merger Agreement, which was consummated and became effective on September 29, 2014, Merger Sub was merged with and into American Cannabis Consulting through a reverse triangular merger transaction, we changed our name to “American Cannabis Company, Inc.”, and our officers and directors in office prior to the Merger Agreement resigned and American Cannabis Consulting appointed new officers and directors to serve our Company. In concert with the Merger Agreement, we consummated a complete divestiture of BIMI, Inc. pursuant to a Separation and Exchange Agreement dated May 16, 2014 (the “Separation Agreement”) between the Company, BIMI, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Brazil Investment Holding, LLC (“Holdings”), a Delaware limited liability company. On October 10, 2014, we changed our stock symbol from BIMI to AMMJ.

Industry and Regulatory Overview

As of the date of this filing, thirty-nine states, including the state of Colorado, the District of Columbia, and four U.S. Territories, currently have laws broadly legalizing cannabis in some form for either medicinal or recreational use governed by state-specific laws and regulations. Although legalized in some states, cannabis is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811) (“CSA”) and is illegal under federal law.

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

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC is the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

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

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeat offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it but also recognizes that there is still a lot to learn about hemp and its products from commercial and market perspectives.

As a result of the November 2020 federal elections and the election of Joseph R. Biden as president, there is speculation that the federal government may move to amend parts of the CSA and de-schedule cannabis as a Schedule 1 drug.

In late January 2021, Senate Majority Leader Chuck Schumer said lawmakers are in the process of merging various cannabis bills, including his own legalization legislation. He is working to enact reform in this Congressional session. This would include the Marijuana Freedom and Opportunity Act, which would federally de-schedule cannabis, reinvest tax revenue into communities most affected by the drug war, and fund efforts to expunge prior cannabis records. It is likely that the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act would be incorporated.

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

The fall of 2022 saw several key developments in federal and state marijuana regulation. In October 2022, President Biden granted clemency to certain low-level federal marijuana offenders and directed the Attorney General to review the status of marijuana under federal law. While some observers consider President Biden’s grant of clemency to represent a significant change in federal marijuana policy, as a legal matter, it did little to alter the growing disparity between federal and state marijuana regulation. Then, in November 2022, voters in five states considered ballot initiatives to legalize recreational marijuana at the state level, two of which were adopted. Congress also subsequently enacted the Medical Marijuana and Cannabidiol Research Expansion Act, which aims to facilitate research on marijuana and cannabidiol (CBD). Legislators and commentators have proposed a number of other legal reforms that would alter federal marijuana regulation and potentially reduce the divergence between federal and state law.

As of the date of this filing, cannabis remains an illegal Schedule 1 drug under the CSA, and none of the legislative initiatives being discussed have become federal law.

Notably, with respect to our business, on November 1, 2019, Colorado Bill HB-19-1090 was passed and made effective. This law allows publicly traded corporations to apply for and qualify for the ownership of Colorado cannabis licenses. Other states that have legalized cannabis for recreational and/or medicinal use restrict public companies from owning interests in state cannabis licenses altogether or have enacted regulations that make it difficult for corporations to comply with application requirements, including all shareholders submitting to and passing background checks.

On September 18, 2020, Colorado’s Marijuana Enforcement Division (MED), approved the Company’s application for the suitability, establishing the Company as one of the few publicly traded companies authorized to acquire and operate various cannabis licenses throughout Colorado, in both the recreational and medical markets.

Business Overview

We now primarily operate within the regulated cannabis industry with three operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; and, (iii) our licensed owner operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized.

Consulting Services

We offer consulting services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

o	Cannabis Business Planning. Our commercial cannabis business planning services are structured to help those pursuing state based operational licensing to create and implement effective, long-range business plans. We work with our clients to generate a comprehensive strategy based on market need and growth opportunities, and be a partner through site selection, site design, the development of best operating practices, the facility build-out process, and the deployment of products. We understand the challenges and complexities of the regulated commercial cannabis and hemp markets and we have the expertise to help client businesses thrive.

o	Cannabis Business License Applications. Our team has the experience necessary to help clients obtain approval for their state license and ensure their company remains compliant as it grows. We have crafted successful, merit-based medical marijuana business license applications in multiple states, and we understand the community outreach and coordination of services necessary to win approval. As part of the process for crafting applications, we collaborate with clients to develop business protocols, safety standards, a security plan, and a staff training program. Depending on the nature of our clients’ businesses and needs, we can work with our clients to draft detailed cultivation plans, create educational materials for patients, or design and develop products that comply with legal state guidelines

o	Cultivation Build-out Oversight Services. We offer cultivation build-out consulting as part of our Cannabis and Hemp Business Planning service offerings. We help clients ensure their project timeline is being met, facilities are being designed with compliance and the regulated cannabis industry in mind, and that facilities are built to the highest of quality standards for cannabis and hemp production and/or distribution. This enables a seamless transition from construction to cultivation, ensuring that client success is optimized and unencumbered by mismanaged construction projects.

o	Cannabis Regulatory Compliance. Based on our understanding of regulated commercial cannabis and hemp laws nationwide, we can help client cultivation operations, retail dispensaries and/or infused-product kitchen businesses to meet and maintain regulatory compliance for both medical and recreational markets. We partner with our clients to establish standard operating procedures in accordance with their state’s regulation and help them implement effective staff hiring and training practices to ensure that employees adhere to relevant guidelines.

o	Compliance Audit Services. Our regulatory compliance service offerings include compliance auditing. The regulated cannabis and hemp industries are developing rapidly with evolving laws and regulations and navigating through current and new regulations and systems can be tedious and daunting. To assist our clients in addressing these challenges, we offer compliance audits performed by our experienced and knowledgeable staff; our team members maintain comprehensive oversight of the cannabis and hemp industries while staying up to date on current and new laws and regulations. Our compliance audits assess various regulatory topics, including: (1) licensing requirements; (2) visitor intake procedures; (3) seed-to-sale inventory tracking; (4) proper waste disposal procedures; (5) recordkeeping and documentation requirements; (6) cannabis transportation procedures; (7) packaging and labeling requirements; (8) security requirements; (9) product storage; (10) mandatory signage; and (11) preparedness for state and local inspections.

o	Cannabis Business Growth Strategies. Our team shares its collective knowledge and resources with our clients to create competitive, forward-looking cannabis and hemp business growth strategies formulated to minimize risk and maximize potential. We customize individual plans for the unique nature of our client businesses, their market and big-picture goals, supported with a detailed analysis and a thorough command of workflow best practices, product strategies, sustainability opportunities governed by a core understanding or regulatory barriers and/or opportunities.

o	Cannabis Business Monitoring. The regulated commercial cannabis and hemp industries are constantly growing and shifting, and the ongoing monitoring of a cannabis and hemp business allows it to remain responsive to evolving consumer demands and state regulations as well as potential operations problems. We offer fully integrated business analysis solutions. Our monitoring services include sales tracking, market assessment, loss prevention strategies, review of operational efficiency and workflow recommendations. Additionally, our services include Strength, Weakness, Opportunity and Threat (“SWOT”) analysis, where we analyze client operations to pinpoint strengths, weaknesses, opportunities and threats. Our SWOT analyses allow clients to focus their efforts and resources on the most critical areas along these dimensions.

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

o	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require childproof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states, and the Satchel’s drawstring and toggle lock fulfills the requirements of the Poison Prevention Packaging Act of 1970 (16 CFR part 1700). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On March 29, 2016, the U.S. Patent and Trademark Office issued us Patent No. 9,296,524 B2 for the Satchel.
o	SoHum Living Soil®. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended Just-add-water soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.

o	High Density Cultivation System (HDCS™). A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High-Density Cultivation System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles and create multiple levels of space with which to grow plants. The High-Density Cultivation System allows customers to increase production capacity without the need to add additional square footage to the operation.

o	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and setup; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

o	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused products. Examples of products available include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies.

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

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils® and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the years ended December 31, 2022, and 2021 our research and development costs were de minimis.

Significant Customers

For the year ended December 31, 2022, eight customers accounted for 87.33% of the Company's total revenues from its consulting, soil, and products revenue lines for the period. As of December 31, 2021, nine customers accounted for 50.1% of the Company’s total revenues from its consulting and soil and product revenue lines for the period.

At December 31, 2022, three customers accounted for 84.76% of accounts receivable, net, consisting of customers for our products, soil, and consulting services product streams. At December 31, 2021, two customers accounted for 77.3% of accounts receivable, net, consisting of customers of our consulting services and soil, and products revenue streams.

Intellectual Property

On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for The Satchel™, our child-proof exit package solution for the regulated cannabis industry. On March 14, 2015, the U.S. Patent and Trademark Office issued trademark #86574785 for the two-word marks and the logo associated with So-Hum Living Soil®.

Competition

Our competitors include professional services firms and cannabis dispensaries in the regulated cannabis industry, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States, it’s territories and Indian Country therein and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the cannabis industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2022, we have 9 full-time employees in our Denver headquarters, and 15 full-time employees in our Colorado Springs, Colorado dispensaries and cultivation facility. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at 200 Union Street, Ste. 200, Lakewood, CO 80228. Our offices are not leased but granted pursuant to an accommodation that creates no tenancy, leasehold, or other real property interest. Our accommodation expires on August 31, 2023. Our monthly payment in exchange for the accommodation is $3,250.

As a result of our acquisition of Naturaleaf, we assumed the following leases and contingent extensions:

o	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of a extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022 until April 30, 2027. The Company's monthly rental payments from January 1, 2022 to May 1, 2022 was $3,700. From May 1, 2022 through the year ended December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are:

May 1, 2022 to April 30, 2023	$3,875
May 1, 2023 to April 30, 2024	$4,050
May 1, 2024 to April 30, 2025	$4,225
May 1, 2025 to April 30, 2026	$4,400
May 1, 2026 to April 30, 2027	$4,575

o	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909 subject to a one-year term expiring June 30, 2023 with a monthly rent of $5,000.

o	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company's monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are:

January 1, 2023	$2,898
January 1, 2024	$2,985
January 1, 2025	$3,075
January 1, 2026	$3,167
January 1, 2027	$3,262

o	2611 Durango Drive, CO Springs, CO. The Company and landlord entered into a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered into an extension of the lease for a term of thirty-six months, beginning June 1, 2022 and terminating June 1, 2024. At December 31, 2022, monthly rent was $11,000. Rental payments due for the extended period are:

June 1, 2022 to June 1, 2023	$11,000
June 1, 2023 to June 1, 2024	$11,880
June 1, 2025 to June 1, 2025	$12,830

Our corporate headquarters and our Colorado Springs, Colorado dispensary and cultivation leases are, as of the date of this filing, adequate for our operations, providing productive capacity and complete utilization for our business.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “AMMJ.” As of December 31, 2022, there were 496 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2022	High	Low
Quarter ended December 31	$0.05	$0.02
Quarter ended September 30	$0.05	$0.03
Quarter ended June 30	$0.06	$0.03
Quarter ended March 31	$0.07	$0.04

2021	High	Low
Quarter ended December 31	$0.11	$0.05
Quarter ended September 30	$0.17	$0.09
Quarter ended June 30	$0.25	$0.18
Quarter ended March 31	$0.39	$0.06

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

Background

American Cannabis Company, Inc. and subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ”. We are based in Lakewood, Colorado and operate within the regulated cannabis industry with four operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; and, (iii) our licensed owner operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ”.

Naturaleaf Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC ("Medihemp"), and its wholly owned subsidiary SLAM Enterprises, LLC ("SLAM"), and Medical Cannabis Caregivers, Inc. ("Medical Cannabis"), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” operating in the medicinal cannabis industry in Colorado.

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

Naturaleaf agreed to sell or assign to the Company, and the Company purchased and was the assignee of the following assets:

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

On April 30, 2022, the Company and Medihemp, SLAM, and Medical Cannabis amended the material definitive agreement to restructure remaining payments due to be made by the Company under the Note. The parties agreed that in consideration of the Company's payment of $550,000, and outstanding interest of $110,000, a new promissory note in the principal amount of $550,000 and 12% interest accruing annually, due April 29, 2023, resolved all of the Company's payment obligations for the purchase price. The parties executed the amendment and the Company paid the consideration of $550,000 principal and $110,000 in interest.

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

Preliminary Valuation Analysis as of December 31, 2021

The Company performed a preliminary valuation analysis of the fair market value of Naturaleaf’s assets reported in its 2021 Form 10-K. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Cash	$--
Inventory	72,172
Property, plant and equipment	26,715
Long Term Deposits	6,000
Identifiable intangible assets	800,000
Goodwill	1,985,113
Accounts payable	--
Total consideration	$2,890,000

The Company's preliminary assessment of goodwill from the acquisition primarily related to the future economic benefits arising from the assets acquired which are consistent with the Company's stated intentions and strategy. Other assets include inventory and fixed assets.

The fair value of Naturaleaf’s identifiable intangible assets was $800,000 at April 30, 2021, consisting of $500,000 in licenses and $300,000 in brand names.

The preliminary estimated fair values were assigned to identifiable assets acquired, and the preliminary assumptions were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed.

Final Valuation Analysis

The Company performed a final evaluation of Naturaleaf tangible and intangible assets and goodwill as of the acquisition date. The following table summarizes the final fair value allocation of the purchase price as of April 30, 2021:

Current Assets	$15,000
Inventory	72,172
Property, Plant and Equipment	26,715
Other Assets	6,000
Total Tangible Assets	119,887

Tradenames and Trademarks	660,000
Licenses	800,000
Total Intangible Assets	1,460,000

Goodwill	1,332,113
Total Consideration	$2,912,000

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table presents our operating results for the year ended December 31, 2022 compared to December 31, 2021:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	Increase
	2022	2021	(Decrease)
Revenues
Consulting Services	$475,837	$381,094	94,743
Product & Equipment	17,539,377	1,037,962	16,501,415
Cannabis Products	793,331	1,006,148	(212,817)
Total Revenues	18,808,545	2,425,204	16,338,341

Cost of Revenues
Cost of Consulting Services	61,246	36,179	25,067
Cost of Products and Equipment	15,230,648	758,940	14,471,708
Cost of Cannabis Products	979,437	573,937	405,500
Total Cost of Revenues	16,271,331	1,369,056	14,902,275
Gross Profit	2,537,214	1,056,148	1,436,066

Operating Expenses
General and Administrative	2,833,140	2,050,272	782,868
Selling and Marketing	225,950	199,968	25,982
Bad Debt Expense	5,438	54,435	(48,997)
Litigation Settlement Expense	-	350,000	(350,000)
Stock Based Compensation Expense	78,342	42,206	36,136
Total Operating Expenses	3,142,870	2,696,881	445,989
Loss from Operations	(605,656)	(1,640,733)	1,035,077

Other Income (Expense)
Interest (expense)	(78,086)	(75,374)	(2,712)
Debt Forgiveness	-	240,975	(240,975)
Other income	50,550	35,883	14,667
Total Other (Expense) Income	(27,537)	201,484	(229,021)
Net Loss	(633,192)	(1,439,249)	806,057
Income Tax Expense	-	-	-
NET LOSS	$(633,192)	$(1,439,249)	806,057

Revenues

Total revenues were $18,808,545 for the year ended December 31, 2022, as compared to $2,425,204 for the year ended December 31, 2021. The increases in total revenue of $16,338,341 for the year ended December 31, 2022, was primarily a result of an increase of $16,501,415 in product and equipment sales associated with design and build projects for which the Company provided the design, management and installation of associated products sold for the construction of cultivation and dispensary facilities. The Company's cannabis product sales from its licensed dispensaries and cultivation facility for the year ended December 31, 2022, were $793,331, as compared to $1,006,148 for the year ended December 31, 2021, a decrease of $212,817, which was attributable to a general decline in the market for Cannabis in Colorado in 2022, as compared to 2021, and costs associated to upgrading and replacing machinery and equipment to the Company's Colorado Springs cultivation facility and maintenance to the Company's three Colorado Springs dispensary facilities.

Costs of Revenues

Costs of revenues primarily consists of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or soil products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the year ended December 31, 2022, our total costs of revenues were $16,271,331, as compared to $1,369,056 for the year ended December 31, 2021, an increase of $14,902,275. The increase was due to costs incurred purchasing equipment for projects which the Company sold in conjunction with its design, management and installation of associated products for the construction of cultivation and dispensary facilities.

Consulting Services

Consulting service revenues during the year ended December 31, 2022 were $475,837 as compared to $381,094 for the year ended December 31, 2021, an increase of $94,743. The increase was caused as a result of three states legalizing cannabis during fiscal 2022, and other activity for consulting services clients whose projects were delayed as a result of COVID-19 restrictions in 2019 and 2020, which limited plans and expansion or implementation of projects.

Costs of consulting services were $61,246 for the year ended December 31, 2022, as compared to $36,179 for the year ended December 31, 2021, an increase of $25,067. The increase was due to the growth in consulting activity during the period.

Product and Equipment Revenues

Our product and equipment revenues for the year ended December 31, 2022, were $17,539,377 as compared to $1,037,962 for the year ended December 31, 2021, an increase of $16,501,415. The growth was the result of the Company being retained to provide equipment sales and design, management, and installation of products sold for the construction of cultivation and dispensary facilities during the period.

Costs of Products and Equipment were $15,230,648 for the year ended December 31, 2022, as compared to $758,940 for the year ended December 31, 2021. Costs associated with products and equipment increased by $14,471,708 as a result of increased equipment sales during the year ended December 31, 2022.

Cannabis Product Revenues

Cannabis product revenues during the year ended December 31, 2022, were $793,331 as compared to $1,006,148 for the year ended December 31, 2021, a decrease of $212,817. The decrease was due to the general decline in the market for Cannabis in Colorado in 2022, as compared to 2021, with Colorado's annual total sales of $1.8 billion in 2022 representing a 20.7% decline from 2021's record $2.2 billion sales total.

Costs associated with cannabis products consist of those costs incurred in the cultivation of the plants and the retail sale of the products. During the year ended December 31, 2022, such costs were $979,437, as compared to $573,937 for the year ended December 31, 2022, an increase of $405,500. This increase was due to costs associated with improvements, including upgrading and replacing machinery and equipment in the Company's Colorado Springs cultivation facility and maintenance to the Company's three Colorado Springs dispensary facilities.

Gross Profit

Total gross profit was $2,537,214 for the year ended December 31, 2022, comprised of consulting services gross profit of $414,591, products and equipment gross profit of $2,308,729, and a gross loss of $186,106 for cannabis products. This compares to a total gross profit of $1,056,148 for the year ended December 31, 2021, comprised of consulting services gross profit of $344,915, products and equipment gross profit of $279,022, and cannabis products gross profit of $432,211.

Operating Expenses

Total operating expenses were $3,142,870 for the year ended December 31, 2022, as compared with $2,696,881, for the year ended December 31, 2021, an increase of $445,989. The increase is attributed to the payment of $175,000 for a litigation settlement expense, combined with increases in general and administrative, legal, and accounting and advertising costs during the period.

Other Income (Expense)

Other expenses for the year ended December 31, 2022, was $27,536 as compared to other income of $201,484 for the year ended December 31, 2021. The decrease is a result of a decrease in debt forgiveness and increases in interest expenses resulting from travel and miscellaneous referral fees due for the sale of products and equipment.

Net Loss

Net loss for the year ended December 31, 2022, was $633,192, as compared to a net loss of $1,439,249 for the year ended December 31, 2021. The decrease in losses is a direct result of growth in cannabis product sales, product and equipment sales, and a reduction in litigation expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $117,547 and accounts receivable of $496,111. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. Management believes that it will need to raise short-term capital to mitigate any periodic delays in receipt of accounts receivable, as payments from third-party vendors are scheduled on a less-than-periodic timetable. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general, and administrative expenses for at least the next 12 months.

During the year ended December 31, 2022, the Company issued 2,500,000 registered shares of common stock in exchange for net proceeds of $117,629 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019, with White Lion Capital LLC. The Common Stock Purchase Agreement was terminated on October 11, 2022.

Operating Activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021, was $198,965 and $957,978 respectively. Decreases in cash used were a result of reductions in inventory, accounts receivable, prepaid expenses, and an increase in litigation settlement expense depreciation and amortization, stock-based compensation, and accounts payable.

Investing Activities

For the years ended December 31, 2022 and 2021, cash used in investing activites was $103,675 and $1,465,960, respectively. The decreases were the result of reductions of cash payments related to the acquisition of the assets of Naturaleaf of $1,100,000 and expenditures of equipment and leasehold improvements for the cultivation and dispensary facilities of $357,801.

Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $250,236 and cash provided by financing activities was $1,371,229 for the year ended December 31, 2021. Funds received during the year ended December 31, 2022, were from the sale of shares of the Company’s registered common stock as reduced by a payment of a note payable pursuant to an amendment of the material definitive agreement related to the purchase of the Naturaleaf assets.

Off-Balance Sheet Arrangements

As of December 31, 2022 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Adjusted EBITDA reconciliation:
Net loss	$(633,192)	$(1,439,249)
Bad Debt Expense	5,438	54,435
Depreciation and Amortization	57,631	95,262
Interest Expense	78,806	75,374
Stock-based compensation to employees	32,135	42,207
Stock issued for services	—	—
Adjusted EBITDA	$(459,182)	$(1,171,971)

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2022, and December 31, 2021, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowances was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2022 and 2021, our allowance for doubtful accounts was $64,344 and $82,540  , respectively. For December 31, 2022 and 2021, we recorded bad debt expense of $5,438 and $54,435, respectively.

Operating Leases Right-of-use Assets

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability equals the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset equals the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The Company had no leases as of December 31, 2022, and 2021 that had financing components.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest for the years ended December 31, 2022, and 2021.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the years ended December 31, 2022 and 2021.

Revenue Recognition

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order, and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for the customer or us under FASB ASC Topic 606. During the years ended December 31, 2022 and 2021, sales returns were $0.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or (2) on a contingent fee basis. Generally, we require a complete For hourly-based fixed-fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2022, and 2021, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter into arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Our arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”) or estimates of stand-alone selling prices. Revenues are recognized in accordance with our accounting policies for the elements as described above (see Product Sales). The elements qualify for separation when the deliverables have value on a stand-alone basis, and the value of the separate elements can be established by VSOE or an estimated selling price.

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

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses, and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred, and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are recognized as liabilities and paid to the appropriate government entities.

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2022 and 2021.

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel, and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred.

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2022, and December 31, 2021, these costs were $225,950 and $116,122, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2022 and 2021, stock-based compensation expense for restricted shares for Company employees was $78,342 and $42,206, respectively. Compensation expense for warrants is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and is expensed over the expected term of the awards. During the year ended December 31, 2022, and 2021, no warrants were issued as stock compensation.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022 and December 31, 2021, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2022, and December 31, 2021, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero. The years 2010 to 2022 remain subject to examination by the Company’s major tax jurisdictions.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of the product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

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

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Cannabis Company, Inc. (the Company) as of December 31, 2022, and the related consolidated statement of operations, shareholders’ equity, and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of their operations and their cash flows for year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter on Company’s Operations

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisitions

The Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiaries, doing business as “Naturaleaf” in the medicinal cannabis industry during the year ended December 31, 2021. The Company accounted for the acquisitions under the acquisition method of accounting for business combination. The Company began assessing the fair value of assets acquired during the year ended December 31, 2021 and recorded preliminary estimates related to the acquisition. During the year ended December 31, 2022, the Company finalized their assessment of the purchase price allocation through the use of a third-party valuation specialist regarding the intangible asset and goodwill values.

How the Critical Audit Matter were Addressed in the Audit

Our audit procedures related to the following:

•        We evaluated management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.

•        We obtained management’s purchase price allocation detailing fair values assigned to acquired tangible and intangible assets.

•        We obtained valuation report prepared by valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examined valuation methods used and qualifications of specialist.

•        We examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

•        We evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2022.

Houston, Texas

April 17, 2023

Report of Independent Registered Public Accounting Firm (PCAOB Number 324)

Board of Directors and Shareholders

American Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Cannabis Company, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

 324

Irvine, CA

April 25, 2022

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS.

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Equivalents	$117,547	$670,423
Accounts Receivable, Net	469,111	11,316
Deposits	9,595	2,895
Inventory	352,971	278,608
Prepaid Expenses and Other Current Assets	73,933	51,353
Total Current Assets	1,023,157	1,014,595

Property and Equipment - Net	427,669	375,832

Other Assets
Intangible Assets	1,223,242	745,937
Goodwill	1,332,113	1,985,113
Right of Use Assets - Operating Leases, net	604,020	95,722
Long Term Deposits	6,000	6,000
Total Other Assets	3,165,375	2,832,772
TOTAL ASSETS	$4,616,201	$4,223,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$679,163	$242,679
Advances from Clients	280,705	111,892
Accrued and Other Current Liabilities	233,348	161,718
Stock payable	74,343	42,207
Right of Use Liabilities, all current	181,661	95,722
Litigation Settlement, current	100,000	175,000
Note payable, current	550,000	1,100,000
Total Current Liabilities	2,099,220	1,929,218

LONG TERM LIABILITIES
Litigation Settlement	75,000	175,000
Right of Use Liabilities, LT	422,359	-
LTD Note Payable	150,000	-
Total Long Term Liabilities	612,960	175,000
TOTAL LIABILITIES	2,746,579	2,104,218

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; 92,152,938 and 81,902,938 shares issued and outstanding at December 31, 2022 and 2021, respectively	922	819
Additional paid-in capital	11,949,409	11,565,679
Accumulated deficit	(10,080,709)	(9,447,517)
Total Shareholders' Equity	1,869,622	2,118,981

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,616,201	$4,223,199

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2022	2021
Revenues
Consulting Services	$475,837	$381,094
Product & Equipment	17,539,377	1,037,962
Cannabis Products	793,331	1,006,148
Total Revenues	18,808,545	2,425,204

Cost of Revenues
Cost of Consulting Services	61,246	36,179
Cost of Products and Equipment	15,230,648	758,940
Cost of Cannabis Products	979,437	573,937
Total Cost of Revenues	16,271,331	1,369,056
Gross Profit	2,537,214	1,056,148

Operating Expenses
General and Administrative	2,833,140	2,050,272
Selling and Marketing	225,950	199,968
Bad Debt Expense	5,438	54,435
Litigation Settlement Expense	-	350,000
Stock Based Compensation Expense	78,342	42,206
Total Operating Expenses	3,142,870	2,696,881
Loss from Operations	(605,656)	(1,640,733)

Other Income (Expense)
Interest (expense)	(78,086)	(75,374)
Debt Forgiveness	-	240,975
Other income	50,550	35,883
Total Other (Expense) Income	(27,536)	201,484
Net Loss	(633,192)	(1,439,249)
Income Tax Expense	-	-
NET LOSS	$(633,192)	$(1,439,249)
Basic and diluted net loss per common share	$(0.01)	$(0.02)
Basic and diluted weighted average common shares outstanding	85,727,938	78,387,733

The accompanying notes are an integral part of these consolidated financial statements.

20

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(633,192)	$(1,439,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Bad Debt Expenses	64,344	54,345
Depreciation and amortization	227,533	95,562
Stock-based compensation to employees	266,207	42,207
Litigation Settlement Expense	-	350,000
Operating lease expense	192,432	(95,722)
Debt Forgiveness	-	(240,975)
Changes in operating assets and liabilities:
Accounts receivable	(522,139)	(40,795)
Inventory	(74,363)	(144,034)
Prepaid expenses and other current assets	(29,282)	(1,051)
Accounts Payable	436,484	229,524
Advances from Clients	168,813	23,409
Litigation payable	(175,000)	-
Accrued and other current liabilities	71,630	113,349
Operating Lease Liability	(192,432)	95,722
Net Cash Used In Operating Activities	$(198,965)	$(957,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,675)	(357,801)
Acquisition of Assets	-	(1,100,000)
Intangible Assets	-	(8,159)
Net Cash Used in Investing Activities	$(103,675)	$(1,465,960)
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	130,186
Payment of note payable	(550,000)	-
LTD Note Payable	150,000	-
Proceeds from sale of common stock	149,764	1,241,043
Net Cash (Used in) Provided by Financing Activities	$(250,236)	$1,371,229

NET (DECREASE) INCREASE IN CASH	(552,875)	(1,052,709)

CASH AT BEGINNING OF PERIOD	670,423	1,723,132

CASH AT END OF PERIOD	$117,547	$670,423

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Initial recognition of leases	$700,730	$-
Stock issued for Receivables	$-	690,000
Stock issued for Acquisition	$-	1,100,000

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS  ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-In'	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	70,727,938	$707	$9,634,748	$(8,008,268)	$1,627,187
Stock-issued for asset acquisition	3,000,000	30	689,970	-	690,000
Stock issued for cashless exercise of warrants	125,000	1	(1)	-	-
Shares issued cash	8,050,000	81	1,240,962	-	1,241,043
Net Loss	-	-	-	(1,439,249)	(1,439,249)
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$(9,447,517)	$2,118,981
			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$(9,447,517)	$2,118,981
Stock-based compensation	2,000,000	20	46,206	-	46,226
Stock issued for services	4,750,000	48	169,931	-	169,979
Stock issued for cash	2,500,000	25	117,603	-	117,628
Stock issued for consultant	1,000,000	10	49,990	-	50,000
Net Loss	-	-	-	(633,192)	(633,192)
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$(10,080,709)	$1,869,622

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Principal of Consolidation

The consolidated financial statements for the years ended December 31, 2022 and 2021, include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Our assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. During 2022, we secured additional cash financings through the sales and issuances of our common stock through. However, we continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We also have a history of operating losses, negative operating cash flows, and negative working capital, and expect these trends to continue into the foreseeable future.

As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised are dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions.

There can be no assurance that we can obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support our growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted; however, we have successfully accessed capital markets in the past, and we are confident in our ability to access capital markets again if needed.

The Company has an accumulated deficit of $10,080,709 and recurring losses and expects continuing future losses. In addition, the Company has a working capital deficit of $1,076,063. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds in 2022 and 2021 has been funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception. The Company has an accumulated deficit at December 31, 2022, and requires additional financing to fund future operations.

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

24

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Use of Estimates in Financial Reporting

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities, and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in preparing the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The following table represents the Company’s Naturaleaf business.

 Schedule of Segment Reporting Information, by Segment

	For the Years ended
	Dec 31, 2022	Dec 31, 2021

Revenues	$793,330	$1,006,148

Cost of Goods Sold	979,437	553,336

Gross Profit	(186,107)	452,812

Expense
Depreciation Expense	46,111	19,811
Stock-based Compensation	—	—
Selling and Marketing	44,758	66,205
Payroll and Related expenses	256,255	222,496
General and Admin Expenses	538,528	231,341
Total Expense	885,652	539,853

Net Loss from Operations	$(1,071,759)	$(87,041)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2022, and 2021, the Company had cash balances in excess of FDIC-insured limits of $250,000.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. At December 31, 2022, and 2021, the Company’s allowance for doubtful accounts was $4,071 and $82,540, respectively. The Company recorded bad debt expense during the years ended December 31, 2022, and 2021, of $5,438 and $54,435, respectively.

Deposits

Deposits are comprised of advance payments made to third parties, for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end-customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in first-out and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of December 31, 2022 and 2021, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At December 31, 2022, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Significant Clients and Customers

For the year ended December 31, 2022, eight customers accounted for 87.33% of the Company's total revenues from its consulting, soil, and products revenue lines for the period. At December 31, 2021, nine customers accounted for 50.1% of the Company’s total revenues from its consulting and soil and product revenue lines for the period.

At December 31, 2022, three customers accounted for 84.76% of accounts receivable, net, consisting of customers for our products, soil, and consulting services product streams. At December 31, 2021, two customers accounted for 77.3% of accounts receivable, net, consisting of customers of our consulting services and soil, and products revenue streams.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of December 31, 2022, and 2021.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company evaluated its Naturaleaf Acquisition that closed on April 30, 2021, and recognized $1,332,113 in goodwill connected with the acquisition during the year ended December 31, 2022.

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

Intangible Assets, net

Definite life intangible assets at December 31, 2022, include licenses, trademarks, goodwill and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses, trademarks and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the year ended December 31, 2022, the Company recognized an amortization expense of $186,000.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of December 31, 2022, and 2021.

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

Our service and product revenues arise from contracts with customers. Service revenue includes Operations Divisions' consulting revenue. Product revenue includes (a) Operations Division product sales (So-Hum Living Soils), (b) Equipment sales division, and (c) Cannabis sales division. The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

We may also enter into contracts with customers that identify a single or few, distinct performance obligations but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months. Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods and, accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers’ drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for the customer or us under FASB ASC Topic 606. During the years ended December 31, 2022 and 2021, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services. For hourly based fixed fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account, and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2022 and 2021, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2022, and 2021.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the years ended December 31, 2022, and 2021, these expenses were $266,578 and $116,122, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2022, and 2021, stock-based compensation expense for restricted shares for Company employees was $78,342 and $42,206 , respectively. Compensation expenses for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2022, and 2021, no warrants were issued as stock compensation.

Research and Development

As a component of our equipment and supplies offerings, from time-to-time we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the years ended December 31, 2022 and 2021, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2022 and 2021 we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state, and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact on many sectors of the economy, including retail commerce.

In response to state and local measures and for the protection of both employees, the Company made required changes to operations, which did not have a material impact on operations or the financial condition of the Company.

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

Note 3. Naturaleaf Asset Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” (collectively, "Naturaleaf") in the medicinal cannabis industry in Colorado.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Naturaleaf agreed to sell or assign to the Company the following assets:

1.	Three Medical Marijuana (MMC) Store Licenses;

2.	One Marijuana Infused Product Licenses (MIPS); and,

3.	One Option Premises Cultivation License (OPC); and,

4.	Related real property assets, goodwill, and related business assets.

The aggregate consideration paid for the Assets was $2,912,000, which consisted of (i) a cash payment of $1,100,000, (ii) the issuance of a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”), and (iii) the issuance of 3,000,000 shares of the Company’s restricted common stock valued at $0.23 per share or $690,000, and (iv) the assumption of of $22,000 in current payables.

On April 29, 2022, the Company and the previous owners of Naturaleaf agreed to an amendment of the note. The Company paid $550,000 of the principal, combined with accrued interest of $110,000 in exchange for a new note with a principal balance of $550,000, interest per annum of 12% and a maturity date of April 29, 2023.

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

Preliminary Valuation

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

Final Valuation

The Company finalized the fair market value assessment of Naturaleaf's assets during the year ended December 31, 2022. The following table summarizes the final allocation of the purchase price as of the acquisition date:

 Business Combination

Current Assets	$15,000
Inventory	72,172
Property, Plant and Equipment	26,715
Other Assets	6,000
Total Tangible Assets	119,887

Tradenames and Trademarks	660,000
Licenses	810,000
Total Intangible Assets	1,470,000

Goodwill	1,332,113
Total Consideration	$2,912,000

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The results of operations of Naturaleaf for the period from April 30, 2021 through December 31, 2022, are included in the Company's consolidated financial statements as of December 31, 2022.

Note 4. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

 Schedule of Accounts receivable and advance from clients

	December 31, 2022	December 31, 2021
Accounts Receivable – Trade	$469,111	$93,856
Less: Allowance for Doubtful Accounts	(4,071)	(82,540)
Accounts Receivable, net	$465,040	$11,316

The Company had allowances for bad debt expense during the years ended December 31, 2022 and 2021 of $5,438 and $54,435, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Our Advances from Clients had the following activity for 2022 and 2021:

Deposit Liabilities, Type

December 31, 2020	$88,843
Additional deposits received	404,143
Less: Deposits recognized as revenue	(381,094)
December 31, 2021	$111,892

Amount
December 31, 2021	$111,892
Additional deposits received	691,769
Less: Deposits recognized as revenue	(522,663)
December 31, 2022	$280,705

Note 5. Inventory

Inventory consisted of the following:

 Schedule of inventory

	December 31, 2022	December 31, 2021
Raw Materials	$38,464	$60,900
Work In Process	206,306	136,266
Finished Goods – Soil	66,557	58,594
Finished Goods – Cannabis Retail	41,644	22,848
Total Inventory	$352,971	$278,608

Note 6. Property and Equipment, net

Property and equipment, net, was comprised of the following:

 Schedule of property and equipment

	December 31, 2022	December 31, 2021
Office equipment	$47,380	$39,574
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	364,520	376,745
Leasehold Improvements	----	—
Property and equipment, gross	$427,432	$431,851
Less: Accumulated Depreciation	(113,650)	(56,019)
Property and equipment, net	$313,782	$375,832

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 7. Intangible Assets

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

 Schedule of intangible assets

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$818,464	($134,552)	$683,912	15 years
Brand	$660,000	($120,670)	$539,330	5 years
Total intangible assets, net	$1,488,464	($255,222)	$1,223,242

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2022, was approximately 11.47 years.

Amortization expense for intangible assets was $186,000 and $62,223 for the years ended December 31, 2022 and 2021, respectively. Total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

 Schedule of estimated amortization expense

Year Ended December 31, 2022
2023	$186,000
2024	$186,000
2025	$186,000
2026	$145,997
2027	$54,000
$463,781

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

 Schedule of accrued and other current liabilities

	December 31, 2022	December 31, 2021
Accrued Interest	$39,130	$74,137
Accrued Payroll	22,029	18,428
Sales Tax Payable	3,931	592
Other Accrued Expenses & Payables	168,258	68,559
Accrued and other current liabilities	$233,348	$161,716

Note 9. Stock Payable

The following summarizes the changes in common stock payable:

 Schedule of stock payable

Amount
December 31, 2021	$—
Payments received on shares not issued	74,342
December 31, 2022	$74,342

Note 10. Operating Lease Right-of-Use Asset/Operating Lease Liability

Our headquarters are located at 200 Union Street, Ste. 200, Lakewood, CO 80228. Our offices are not leased but granted pursuant to an accommodation that creates no tenancy, leasehold, or other real property interest. Our accommodation expires on August 31, 2023. Our monthly payment in exchange for the accommodation is $3,250.

The Company leases property under various operating leases. Property leases include retail and cultivation space with fixed rent payments and lease terms ranging from one to two years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable rent expense when incurred.

The Company’s lease portfolio consists of the following.

 Schedule of Other Operating Cost and Expense

o	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of a extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022 until April 30, 2027. The Company's monthly rental payments from January 1, 2022 to May 1, 2022 was $3,700. From May 1, 2022 through the year ended December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are: May 1, 2022 to April 30, 2023 $3,875 May 1, 2023 to April 30, 2024 $4,050 May 1, 2024 to April 30, 2025 $4,225 May 1, 2025 to April 30, 2026 $4,400 May 1, 2026 to April 30, 2027 $4,575

May 1, 2022 to April 30, 2023	$3,875
May 1, 2023 to April 30, 2024	$4,050
May 1, 2024 to April 30, 2025	$4,225
May 1, 2025 to April 30, 2026	$4,400
May 1, 2026 to April 30, 2027	$4,575

o	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909 subject to a one-year term expiring June 30, 2023 with a monthly rent of $5,000.

o	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company's monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are: January 1, 2023 $2,898 January 1, 2024 $2,985 January 1, 2025 $3,075 January 1, 2026 $3,167 January 1, 2027 $3,262

January 1, 2023	$2,898
January 1, 2024	$2,985
January 1, 2025	$3,075
January 1, 2026	$3,167
January 1, 2027	$3,262

o	2611 Durango Drive, CO Springs, CO. The Company and landlord entered into a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered into an extension of the lease for a term of thirty-six months, beginning June 1, 2022 and terminating June 1, 2024. At December 31, 2022, monthly rent was $11,000. Rental payments due for the extended period are: June 1, 2022 to June 1, 2023 $11,000 June 1, 2023 to June 1, 2024 $11,880 June 1, 2025 to June 1, 2025 $12,830

June 1, 2022 to June 1, 2023	$11,000
June 1, 2023 to June 1, 2024	$11,880
June 1, 2025 to June 1, 2025	$12,830

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On July 12, 2022, the Company entered into an accommodation for office space, effective September 1, 2022, located at 200 Union St., Suite 200, Lakewood, CO 80228. The accommodation creates no tenancy, leasehold or other real property interest concerning the Registrant. The Registrant's telephone number is unchanged. We determined under ASC 842, due to the nature of the accommodation that the membership agreement met the criteria of ASC 842-20-25-2, and as such, it was not necessary to capitalize the accomodation, and the membership fee will be recognized on a monthly straight-line basis.

On May 1, 2020, as part of the Naturaleaf Acquisition, the Company entered into leases for grow facilities and dispensaries. These leases were determined to be operating leases under ASC 842, and such leases were capitalized. It was determined that the Tejon lease, due to the short-term nature of the lease, met the criteria of ASC 842-20-25-2, and as such, it was not necessary to capitalize the lease, and rent would be recognized on a straight-line basis.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2022 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of December 31, 2022, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

 Schedule of operating leases liabilities

	Operating Leases
2023	$604,020
Total	604,020
Less: amount representing interest		-
Present value of future minimum lease payments	604,020
Less: current obligations under leases	181,661
Long-term lease obligations	$422,359

As of December 31, 2022, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

 Schedule of remaining minimal annual lease payments

2023	$604,020
Total	$604,020

Note 11. Loans Payable

PPP Loans

On March 27, 2020, the CARES Act was enacted to provide financial aid to family and businesses impacted by the COVID-19 pandemic. The Company participated in the CARES Act, and on August 6, 2020, the Company entered into a note payable with a bank under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP loan”) in the amount of $109,914. This loan payable matured on August 6, 2022, with a fixed interest rate of 1% per annum with interest deferred for six months. The PPP loan has an initial term of two years and is unsecured and guaranteed by the SBA. On March 1, 2021, the Company applied for and received forgiveness of the principal of $109,914 and interest of $632.01 on the PPP loan.

On April 23, 2021, the Company entered into a second note payable with a bank under the SBA PPP Loan in the amount of $130,186. The PPP Loan is subject to the same terms of forgiveness as above. On September 27, 2021, the SBA forgave the principal of $130,186 and any accrued interest.

Amendment to Naturaleaf Seller Note

On April 29, 2022, the Company and Medihemp, LLC, and its wholly owned subsidiary, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., all collectively doing business as "Naturaleaf," (hereafter, "Naturaleaf") entered into an amendment to the previously disclosed material definitive agreement dated March 11, 2021.

The original material definitive agreement disclosed the Company's acquisition of assets from Naturaleaf, including, but not limited to: Naturaleaf's fixed assets, Medical Marijuana Center licenses, a Medical Cannabis’ Medical Marijuana Infused Product Manufacturer license, a Medical Marijuana Optional Premises Cultivation license, customer accounts, intellectual property, goodwill, and leases. As consideration for the purchase, the Company agreed to pay an aggregate purchase price of $2,200,000 in cash and 3,000,000 shares of Registrant's common stock.

The parties agreed to a payment schedule, requiring the Company to first pay an initial non-refundable payment of $20,000, credited against the purchase price. Thereafter, upon the party's completion of due diligence, and their receipt of contingent approval letters for the transfer of the Cannabis Licenses from the Colorado Marijuana Enforcement Division and the City of Colorado Springs (the "Closing"), the Company agreed to pay Naturaleaf $1,080,000 and issue Naturaleaf, or its designees, 3,000,000 shares of the Company's restricted common stock. The balance of the purchase price of $1,100,000 was payable based upon a promissory note issued by the Company, which included 10% interest. The note was due one year after Closing. On April 30, 2021, the Closing occurred, and the Company paid Naturaleaf $1,080,000 and issued 3,000,000 shares of restricted stock.

On April 29, 2022, the Company and the previous owners of Naturaleaf agreed to an amendment of the note. The Company paid $550,000 of the principal, combined with accrued interest of $110,000 in exhchange for a new note with a principal balance of $550,000, interest per annum of 12% and a maturity date of April 29, 2023.

Note 12. Related Party Transactions

On November 22, 2022, the Company issued a promissory note to Ellis Smith in exchange for $150,000. Interest on the note is 15% per annum. The note has a maturity date of May 21, 2023. If not paid within ten days of maturity, the note contains default interest of 18% per annum and a late charge penalty of 5% of the principal amount due.

Note 13. Stock Based Compensation

During the year ended December 31, 2022, the Company issued stock-based compensation for employees and service providers pursuant to its 2015 Equity Incentive Plan.

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

During the year ended December 31, 2022, the Company granted 2,000,000 restricted shares and recognized $78,342 in associated employee stock-based compensation expenses. The fair value of restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date granted. As of December 31, 2022, none of the shares were issued, and the entire amount is recorded as stock payable.

During the year ended December 31, 2022, the Company issued a total of 5,750,000 restricted shares to service providers and consultants for services rendered and recognized expenses of $219,940. The fair value of restricted stock is determined based on the quoted closing price of the Company’s common stock on the date granted.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The following summarizes equity instruments that may, in the future, have a dilutive effect on earnings per share:

 Schedule of stock based compensation

	December 31, 2022	December 31, 2021
Warrants	—	—
Stock Payable	—	275,000
Total	—	275,000

Warrants

During the year ended December 31, 2022, the Company did not issue or approve any warrants.

Note 14. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at December 31, 2022, and 2021, respectively.

Common Stock

During the year ended December 31, 2022, the Company issued 2,500,000 registered shares of common stock in exchange for net proceeds of $117,628.50 pursuant to the Common Stock Purchase Agreement entered into on October 11, 2019, with White Lion Capital LLC.

During the year ended December 31, 2022, the Company issued 1,000,000 restricted shares of common stock for consulting services. The Company recognized stock compensation of $50,000 related to the issuance based on the fair market value on the date of grant.

During the year ended December 31, 2022, the Company issued 4,750,000 restricted shares of common stock in exchange for marketing and investor relations services. The Company recognized stock compensation of $169,979 related to the issuance based on the fair market value on the date of grant.

During the year ended December 31, 2022, the Company issued 2,000,000 shares to employees for services rendered under contract. The Company recognized stock compensation of $46,226 related to the issuance based on the fair market value on the date of grant.

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

During the year ended December 31, 2021, warrants with a cashless exercise provision were exercised for 125,000 restricted shares, of which, a warrant for 100,000 shares was exercised by an officer/director of the Company.

Note 15. Commitments and Contingencies

Legal

In the ordinary course of its business, the Company becomes involved in various legal proceedings involving various matters. As of December 31, 2022, there are no pending legal proceedings involving the Company. The Company's expenses legal fees in the period they are incurred.

Employment Litigation

On November 15, 2019, a civil action was filed against the Company and Mr. Terry Buffalo, our former chief executive officer and director, and Mr. Ellis Smith, our current chief executive and financial officer and director, in Denver County District Court, Case Number 2019CV034380. The complaint sought a declaratory judgment and damages related to Plaintiff’s allegation that she was misclassified as an independent contractor while working for the Company. Plaintiff alleged she was owed unpaid overtime, liquidated damages, wages, statutory penalties, and other compensatory damages for her misclassification and alleged wrongful termination. Plaintiff’s suit against Mr. Buffalo and Mr. Smith alleged that each was the alter ego of the Company and is, therefore, jointly and severally liable. The Company filed a counterclaim against Plaintiff alleging misappropriation of trade secrets, breach of contract, and other claims relating to her theft of confidential and proprietary information. On January 24, 2022, a settlement agreement was entered into by all parties, and the action was dismissed.

The Settlement Agreement provides for a cash settlement of $350,000 to be paid over a 2-year period, and as a result, at December 31, 2022, the Company has recognized a total of liability of $350,000, of which $125,000 is classified as current.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

 Note 16. Income Taxes

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2022, and 2021, respectively:

Schedule of income tax rate

Schedule of income tax rate
	For the Years Ended
	December 31,	December 31,
	2022	2021

Income Tax Provision (Benefit)	$428,083	$(623,358)
Non-deductible expenses including non-deductible pre-merger losses	187,711	163,495
Change in valuation allowance	(615,794)	459,863
Total Income Tax Benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

 Schedule of deferred tax assets

	December 31,	December 31,
	2022	2021

Total Deferred Tax Liabilities
Lease Liability Expense	$—	$(24,457)
Total Deferred Tax Assets
Net operating loss carryforwards	1,152,244	1,230,904

Right of Use Asset	—	24,457
Allowance for Doubtful Accounts	1,040	17,735
Net Deferred Tax Assets	1,153,284	1,248,639
Valuation Allowance	(1,153,284)	(1,248,639)
Total Deferred Tax Assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable, accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the years ended December 31, 2022 and 2021. Federal and state operating loss carry forwards are $4,368,664 and $4,812,598 as of December 31, 2022 and 2021, respectively and begin to expire in 2035. The years 2019, 2020, 2021 remain subject to examination by the Company’s major tax jurisdictions. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company is subject to Section 280(e ) since it sells cannabis with THC.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after consolidated financial statements were available to be issued and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the consolidated financial statements for the year ended December 31, 2022, other than as follows.

During the three months ended March 31, 2023, the Company issued to its officers and directors 2,175,000 restricted shares.

SUPPLEMENTARY DATA

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2022, the Company dismissed Macias Gini & O’Connell (“MGO”) as its independent registered public accounting firm to audit the Company's financial statements. MGO’s reports on the Company's financial statements for the past two years, and any subsequent interim period through the date of dismissal, did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MGO, would have caused MGO to make reference to such disagreement in its report. During the two most recent fiscal years, and any subsequent interim period through the date of dismissal, were no disagreements with MGO or certain other reportable events.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Management identified the following material weaknesses:

o	we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity level control of the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

o	we have not performed a risk assessment and mapped our processes to control objectives.

o	we have not implemented comprehensive entity-level internal controls.

o	we have not implemented adequate system and manual controls; and

o	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2022.

Name	Principal Occupation	Age	Director Since
Ellis Smith	Director	45	2014
Tad Mailander	Director	67	2017

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

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, and chief operating officer. The following table sets forth information regarding our executive officers as of December 31, 2022.

Name	Principal Occupation	Age	Officer Since
Ellis Smith	Chief Executive Officer, Chief Financial Officer	46	2018
Tyler A. Schloesser	Chief Operations Officer	32	2019

Ellis Smith, Chief Executive Officer, Chief Financial Officer. Mr. Smith’s biographical summary is included under “Our Board of Directors.” Mr. Smith was appointed Chief Executive Officer and Chief Financial Officer December 31, 2021.

Tyler A. Schloesser, Chief Operations Officer. Mr. Schloesser attended the University of Colorado at Boulder receiving a double major degree in Psychology and Philosophy. After graduation, Mr. Schloesser worked in the banking industry with Wells Fargo, U.S. Bank and Credit Union of Colorado. Mr. Schloesser received professional certificates from Dartmouth College in Retail & Omnichannel Management (2021); UC Berkeley in Blockchain Fundamentals (2021), and Columbia University in Corporate Finance (2022); Mr. Schloesser’s functions with the Registrant include developing and maintaining policies, procedures, processes and risk mitigation best practices as well as manage and perform day-to-day internal operational tasks required by the Registrant.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe all filing requirements applicable to our executive officers, directors, and greater than 10% stockholders during the fiscal year ended December 31, 2022, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2022.

Name and Principal Position	Year	Salary	Bonus ($)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)(4)	All Other Compensation ($)	Total ($)
Ellis Smith, CEO, CFO	2022	130,000		40,600	500,000	—	170,600
	2021	90,000	—	11,510	75,000		101,510
	2020	85,000	—	9,304	130,000	—	109,669
Tyler A. Schloesser, COO	2022	100,000		20,300	250,000	—	120,300
	2021	90,000	—	3,836	25,000	—	83,836
	2020	72,000	—	3,632	50,000	—	75,632
Jon Workman, VP Sales	2022	78,000		8,120	100,000	—	86,120
	2021	78,000	—	3,836	25,000	—	86,386
	2020	72,000	—	3,632	50,000	—	75,632

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2022

As of December 31, 2022, we granted the following stock-based compensation awards pursuant to contracts, board of directors compensation, and our 2015 Equity Incentive Plan (“Plan”), as amended. The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retentions of person with ability and initiative and providing an incentive to such person to contribute to the growth of the Company’s business. Eligible person under the Plan include employees, directors and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company.

Compensation of Directors & Executive Officers

The Board of Directors granted the following compensation for directors as at the fiscal year ended December 31, 2022:

On February 9, 2022, the Company issued 25,000 shares to Ellis Smith under contract.

On February 9, 2022, the Company issued 25,000 shares to the Terry Buffalo Revocable Living Trust under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 500,000 shares to Ellis Smith under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 100,000 shares to Jon Workman under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 250,000 shares to Tyler A. Schloesser under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 500,000 shares to Tad Mailander as director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2022 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Ellis Smith	13,346,543	14.48%
Tad Mailander	1,250,000	1.35%
Tyler A. Schloesser	1,000,000	1.08%
Jon Workman	450,000	0.48%
All executive officers and directors as a group	16,046,543	17.41%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of warrants or the settlement of other equity awards.

(3)	Calculated based on 92,152,938 shares of common stock outstanding as of December 31, 2022, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2022.

Equity Compensation Plan Information

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 22, 2022, the Company issued a promissory note to Ellis Smith in exchange for $150,000. Interest on the note is 15% per annum. The note has a maturity date of May 21, 2023. If not paid within ten days of maturity, the note contains default interest of 18% per annum and a late charge penalty of 5% of the principal amount due. The Company used the funds for operating capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2022, by Macias Gini & O’Connell through their date of termination on June 24, 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Audit fees (1)	157,590	91,662
Audit-related fees (2)	―	―
Tax fees (3)	―	―
All other fees (4)	―	―

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2022, by Hudgens CPA, PLLC from the date of engagement on June 24, 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Audit fees (1)	$15,000	―
Audit-related fees (2)	―	―
Tax fees (3)	―	―
All other fees (4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by Macias Gini & O’Connell in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees”.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Date: April 17, 2023	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/ Ellis Smith Ellis Smith Chief Executive Officer

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

Signature	Title	Date

/s/ Ellis Smith	Chief Executive Officer, Chief Financial Officer, and Director	April 17, 2023
Ellis Smith

/s/ Tad Mailander	Director	April 17, 2023
Tad Mailander

49