Form 10-Q
period 2023-03-31
American Cannabis Company, Inc.
filed 2023-05-15
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1116625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 Union Street, Ste. 200
Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)
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

On March 31, 2023, and May 15, 2023, 92,152,938 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and equivalents	$56,497	$117,547
Accounts receivable, Net	354,800	469,111
Deposits	9,595	9,595
Inventory	373,736	352,971
Prepaid expenses and other current assets	66,188	73,933
Total Current Assets	860,815	1,023,157

Property and equipment, net	451,826	427,669

Other Assets
Intangible assets, net amortization	1,176,909	1,223,242
Goodwill	1,332,113	1,332,113
Right of use assets - operating leases, net	581,108	604,020
Long term deposits	6,000	6,000
Total Other Assets	3,096,130	3,165,375
TOTAL ASSETS	$4,408,771	$4,616,201

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$793,799	$679,163
Advances from clients	195,945	280,705
Accrued and other current liabilities	348,759	233,348
Stock payable	9,086	74,343
Right of use liabilities, all current	175,611	181,661
Litigation settlement, current	112,500	100,000
Note payables, current	550,000	550,000
Total Current Liabilities	2,185,701	2,099,220

LONG TERM LIABILITIES
Litigation settlement	—	75,000
LTD note payable	336,610	150,000
Right of use liabilities- LT	405,497	422,359
Total Long Term Liabilities	742,106	612,960
TOTAL LIABILITIES	2,927,807	2,746,579

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022 , respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 92,152,938 shares issued and outstanding at March 31, 2023 and December 31, 2022	922	922
Additional paid-in capital	12,023,751	11,949,409
Accumulated deficit	(10,543,709)	(10,080,709)
Total Shareholders' Equity	1,480,964	1,869,222

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,408,771	$4,616,201

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues
Consulting Services	$160,815	$95,072
Product & Equipment	363,549	313,144
Cannabis Products	188,021	211,629
Total Revenues	712,385	619,845

Cost of Revenues
Cost of Consulting Services	45,000	16,407
Cost of Products and Equipment	217,567	246,220
Cost of Cannabis Products	173,309	189,671
Total Cost of Revenues	435,876	452,298
Gross Profit	276,509	167,547

Operating Expenses
General and Administrative	643,604	592,320
Selling and Marketing	64,535	53,102
Stock Based Compensation Expense	9,086	31,035
Total Operating Expenses	717,225	676,457
Loss from Operations	(440,716)	(508,910)

Other Income (Expense)
Interest (expense)	(31,634)	(27,123)
Debt Forgiveness	—	—
Other income	9,350	13,858
Total Other (Expense) Income	(22,284)	(13,265)
Net Loss	(463,000)	(522,175)
Income Tax Expense	—	—
NET LOSS	$(463,000)	$(522,175)
Basic net loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	85,727,938	83,484,049

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$—	$(9,447,517)	$2,118,981
Stock based compensation to employees	325,000	3	46,204	—	—	46,207
Subscription Received Issued	500,000	5	25,160	(25,165)	—	—
Stock issued for cash	2,000,000	20	92,443	—	—	92,463
Net Loss	—	—	—	—	(522,175)	(522,175)
Balance, March 31, 2022	84,727,938	$847	$11,729,486	$(25,165)	$(9,969,692)	$1,735,476

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$—	$(10,080,709)	$1,869,622
Stock based compensation to employees	—	—	74,342	—	—	74,342
Subscription Received Issued	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—
Net Loss	—	—	—	—	(463,000)	(463,000)
Balance, March 31, 2023	92,152,938	$922	$12,023,751	$—	$(10,543,709)	$1,480,964

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(463,000)	$(522,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,271	37,482
Stock-based compensation to employees	—	31,035
Changes in operating assets and liabilities:
Accounts receivable	114,311	(253,609)
Inventory	(20,765)	(38,609)
Prepaid expenses and other current assets	7,743	(1,377,074)
Right of Use Lease Asset	22,912	39,706
Accounts payable	114,636	150,879
Advances from clients	(84,760)	5,589,067
Accrued and other current liabilities	124,498	58,599
Litigation settlement liability	(62,500)	(112,500)
Operating Lease Liability	(22,912)	(39,706)
Net Cash Provided by (Used In) Operating Activities	$(208,565)	$3,563,095
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,092)	(1,122)
Intangible assets	—	(7,123)
Net Cash Used in Investing Activities	$(39,092)	$(8,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	92,463
LTD Note Payable	186,610	—
Net Cash Provided by Financing Activities	$186,610	$92,463
NET INCREASE IN CASH	(61,048)	3,647,313
CASH AT BEGINNING OF PERIOD	117,547	670,423
CASH AT END OF PERIOD	$56,497	$4,317,736
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Common Stock issued for Stock Compensation Payable	—	42,607
Subscription Receivable issued for Stock	$—	$25,165

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 1. Principles of Consolidation

The unaudited consolidated financial statements for the three months ended March 31, 2023, and 2022 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

Note 2. Description of Business

American Cannabis Company, Inc. and its wholly owned subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Lakewood, Colorado and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry. In April 2021, we expanded our operations to include a cultivation facility and 3 retail dispensaries in Colorado Springs, Colorado and entered into the grow and sale of medicinal cannabis products.

Note 3. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the periods presented.

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

Our assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. During 2021, we secured additional cash financings through the sales and issuances of our common stock through. However, we continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We also have a history of operating losses, negative operating cash flows, and negative working capital, and we expect these trends to continue into the foreseeable future.

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the three months ended March 31, 2023, and the year ended December 31, 2022, has been funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception. At March 31, 2023, the Company has an accumulated deficit of $10,543,709 and requires additional financing to fund future operations.

The Company is dependent upon management’s ability to develop profitable operations and obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or enhance liquidity. The accompanying statements do not include any adjustments that might result, should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITEDCONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Use of Estimates in Financial Reporting

The preparation of unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for (a) the financial position, (b) the result of operations, and (c) cash flows have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness, and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $4,071 and $4,071 respectively. The Company did not record a bad debt expense in either of the three months ended March 31, 2023, and 2022.

Deposits

Deposits are comprised of advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken the title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of March 31, 2023, and December 31, 2022, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third-party vendors for retail sales at dispensaries are determined using the first in, first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At March 31, 2023, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Significant Clients and Customers

During the three months ended March 31, 2023, three customers accounted for 43.4% of the Company’s total revenues.

During the three months ended March 31, 2022, three customers accounted for 42.5% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2023, and December 31, 2022.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company recognized goodwill of $1,332,113 during the year ended December 31, 2022, as part of the Naturaleaf acquisition.

The Company does not have any other indefinite-lived intangible assets.

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Intangible Assets, net

Definite life intangible assets at March 31, 2023, include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $46,333 and $23,333, respectively.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets at of March 31, 2023.

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

Revenue Recognition

We have adopted the following accounting principles related to revenue recognition: (a) FASB ASU 2016-12 “Revenue from Contracts with Customers (Topic 606). Due to the nature of our contracts with customers, adopting the new accounting principles did not have a significant impact on our prior period results of operations, cash flows, or financial position.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has transferred, and collectability is reasonably assured. Generally, our suppliers' drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order, and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended March 31, 2023 and 2022, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services. For hourly-based fixed-fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the three months ended March 31, 2023, and 2022, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter into arrangements for which fixed and determinable revenues are contingent and agreed upon, achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three months ended March 31, 2023.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based upon the total amount of purchase at the time of purchase. Management has determined that there is no separate performance obligation to the reward program, i.e., the accumulation and redemption of points, and as such, the Company recognizes the revenue at the time of purchase.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the three months ended March 31, 2023 and 2022 these expenses were $30,991 and $19,598, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2023 and 2022, stock-based compensation expense for restricted shares for Company employees was $9,086 and $31,035, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to: The Satchel™, Cultivation Cube™, So-Hum Living Soils™, and HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the three months ended March 31, 2023 and 2022, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since its inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes. Instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2023, and December 31, 2022, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Net Loss Per Common Share

The Company reports net loss per common share in accordance with FASB ASC 260, “Earnings per Share.” This statement requires a dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share are equal to basic earnings per share because there are no potential dilatable instruments that would have an anti-dilutive effect on earnings. Diluted net loss per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise, or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

While the state and local governments have eased restrictions on restrictions and activities, it is possible that a resurgence in COVID-19 cases could prompt a return to or new tighter restrictions to be instituted in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these unaudited consolidated financial statements.

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 4. Naturaleaf Asset Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC ("Medihemp"), and its wholly-owned subsidiary SLAM Enterprises, LLC ("SLAM"), and Medical Cannabis Caregivers, Inc. ("Medical Cannabis"), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” operating in the medicinal cannabis industry in Colorado.

Medihemp and SLAM, respectively, own fixed assets and operate two retail Medical Marijuana Centers located in Colorado Springs, Colorado. Medical Cannabis owns fixed assets and operates a retail Medical Marijuana Center located in Colorado Springs, Colorado. Medical Cannabis also owns and operates a Medical Marijuana Optional Premises Cultivation license and a Medical Marijuana-Infused Product Manufacturer license.

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

The aggregate consideration paid for the Assets was $2,912,000, which consisted of (i) a cash payment of $1,100,000, (ii) the issuance of a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”), and (iii) the issuance of 3,000,000 shares of the Company’s restricted common stock valued at $0.23 per share or $690,000, and (iv) the assumption of $22,000 in current payables.

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

Preliminary Valuation

The Company performed a valuation analysis of the fair market value of Naturaleaf’s assets. The following table summarizes the preliminary price as of the acquisition date:

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Schedule of purchase price as of the acquisition Cash	$—
Inventory	72,172
Property, plant and equipment	26,715
Long Term Deposits	6,000
Identifiable intangible assets	800,000
Goodwill	1,985,113
Accounts payable	—
Total consideration	$2,890,000

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 5. Accounts Receivable and Advance from Clients

	March 31, 2023	December 31, 2022
Accounts Receivable – Trade	$354,800	$469,111
Less: Allowance for Doubtful Accounts	(16,071)	(4,071)
Accounts Receivable, net	$338,729	$465,040

The Company had bad debt expenses during the three months ended March 31, 2023, and 2022 of $0, respectively.

Our Advances from Clients had the following activity:

	March 31, 2023	December 31, 2022
Beginning Balance	$280,705	$111,892
Additional deposits received	79,615	691,769
Less: Deposits recognized as revenue	(164,375)	(522,663)
Ending Balance	$195,945	$280,705

Note 6. Inventory

Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw Materials - Soil	$39,555	$38,464
Work In Process - Cultivation	286,157	206,306
Finished Goods - Soil	8,843	66,557
Finished Goods - Cannabis Retail	39,181	41,644
Total Inventory	$373,736	$352,971

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	March 31, 2023	December 31, 2022
Office equipment	$47,380	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	364,520
Property and equipment, gross	$580,423	$427,432
Less: Accumulated Depreciation	(128,597)	(113,650)
Property and equipment, net	$451,826	$313,782

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

Schedule of finite lived intangible assets

	March 31, 2023
	Gross carrying amount		Accumulated amortization	Carrying value		Estimated useful life
Licenses		$818,464	($147,886)		$670,578	15 years
Brand		$660,000	($153,669)		$506,331	5 years
Patent Applications	$		—	$		—
Total intangible assets, net		$1,488,464	($301,555)		$1,176,909

	December 31, 2022
	Gross carrying amount		Accumulated amortization	Carrying value		Estimated useful life
Licenses		$818,464	($134,552)		$683,912	15 years
Brand		$660,000	($120,670)		$539,330	5 years
Patent Applications	$		—	$		—
Total intangible assets, net		$1,488,464	($255,222)		$1,223,242

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2022 was approximately 11.47  years. There were no intangible assets acquired during the three months ended March 31, 2023, or 2022.

Amortization expense for intangible assets was $46,333 and $23,333 for the three months ended March 31, 2023 and 2022, respectively. The total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year Ended December 31,
2023	$186,000
2024	$186,000
2025	$186,000
2026	$145,997
2027	$54,000
$757,997

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued Interest	$65,142	$39,130
Accrued Payroll	39,880	22,029
Sales Tax Payable	4,302	3,931
Other Accrued Expenses & Payables	239,346	168,258
Accrued and other current liabilities	$348,760	$233,348

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2022	$74,342
Additional Expenses Incurred	9,086
Payments Upon Issuance of Shares	(74,342)
March 31, 2023	$9,086

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

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

On May 1, 2021, as part of the Naturaleaf Acquisition, leases for grow facilities and dispensaries were assigned to the Company. These leases were determined to be operating leases under ASC 842, and such leases were capitalized. It was determined that the Tejon lease, due to the short-term nature of the lease, met the criteria of ASC 842-20-25-2 and as such it was not necessary to capitalize the lease, and rent would be recognized on a straight-line basis.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2023, was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of March 31, 2023, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2023	581,108
Total	581,108
Less: amount representing interest	(—)
Present value of future minimum lease payments	581,108
Less: current obligations under leases	175,611
Long-term lease obligations	$(405,497)

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 12. Loans Payable

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

Note 13. Related Party Transactions

On February 14, 2023, the Company issued a second promissory note in exchange for $100,000 to its CEO and CFO Ellis Smith. The note is not convertible and matures on August 14, 2023. The note carries 15% interest per annum.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Note 14. Stock-Based Compensation

Restricted Shares Compensation

From time to time, the Company grants certain employees restricted shares of its common stock to provide further compensation in lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on continued employment, these equity-based incentives are also intended to attract, retain and motivate personnel upon whose judgment, initiative, and effort the Company’s success is largely dependent.

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2023 and 2022, stock-based compensation expense for restricted shares for Company employees was $9,086 and $31,035, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MARCH 31, 2023 AND 2022

Note 15. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at March 31, 2023, and December 31, 2022, respectively.

Common Stock

On January 11, 2023, the Company issued 2,175,000 shares of common stock effective December 31, 2022, previously accounted for in the Company's December 31, 2022, financial statements, to employees for services rendered under contract.

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

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At March 31, 2023, the Company did not have any warrants or options issued and outstanding.

Note 16. Commitments and Contingencies

Legal

In the ordinary course of its business, the Company becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company expenses legal fees in the period in which they are incurred.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

Employment Litigation

On November 15, 2019, a civil action was filed against the Company and Mr. Terry Buffalo, our former chief executive officer, and director, and Mr. Ellis Smith, our current chief executive and financial officer and director, in Denver County District Court, Case Number 2019CV034380. The complaint sought a declaratory judgment and damages related to Plaintiff’s allegation that she was misclassified as an independent contractor while working for the Company. Plaintiff alleged she was owed unpaid overtime, liquidated damages, wages, statutory penalties, and other compensatory damages for her misclassification and alleged wrongful termination. Plaintiff’s suit against Mr. Buffalo and Mr. Smith alleges that each was the alter ego of the Company and is, therefore, jointly and severally liable. The Company filed a counterclaim against Plaintiff alleging misappropriation of trade secrets, breach of contract, and other claims relating to her theft of confidential and proprietary information. A Settlement Agreement was entered into by all parties in January 2022.

The Settlement Agreement provides for a cash settlement of $350,000 to be paid over a 2-year period, and as a result, at December 31, 2022, the Company has recognized a total liability of $350,000, of which $125,000 is classified as current.

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after unaudited consolidated financial statements were available to be issued for the three months ended March 31, 2023, and found that there are no subsequent events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including, without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of March 31, 2022, the policy and regulations of the Federal Government and its agencies are that cannabis has no medical benefit and a range of activities, including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, net lease intangibles, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

BACKGROUND

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully integrated business model that features end to end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry, and manufactures proprietary industry solutions, including; the Satchel™, SoHum Living Soils™, Cultivation Cube™ and the High-Density Cultivation System.™ The Company also sells 3rd party industry-specific products and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ”.

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

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period Ended
	March 31, 2023	March 31, 2022	Increase (Decrease)
Revenues
Consulting Services	$160,815	$95,072	65,743
Product & Equipment	363,549	313,144	50,405
Cannabis Products	188,021	211,629	(23,608)
Total Revenues	712,385	619,845	92,540

Cost of Revenues
Cost of Consulting Services	45,000	16,407	28,593
Cost of Products and Equipment	217,567	246,220	(28,653)
Cost of Cannabis Products	173,309	189,671	(16,362)
Total Cost of Revenues	435,876	452,298	(16,422)
Gross Profit	276,509	167,547	108,962
			—
Operating Expenses			—
General and Administrative	643,604	592,320	51,284
Selling and Marketing	64,535	53,102	11,483
Stock Based Compensation Expense	9,086	31,035	(21,949)
Total Operating Expenses	717,225	676,457	40,768
Loss from Operations	(440,716)	(508,910)	68,194
			—
Other Income (Expense)			—
Interest (expense)	(31,634)	(27,123)	(4,511)
Debt Forgiveness	—	—	—
Other income	9,350	13,858	(4,508)
Total Other (Expense) Income	(22,284)	(13,265)	(9,019)
Net Loss	(463,000)	(522,175)	59,175
Income Tax Expense	—	—	—
NET LOSS	$(463,000)	$(522,175)	59,175

Revenues

Total revenues were $712,385 for the three months ended March 31, 2023, as compared to $619,845 for the three months ended March 31, 2022. The increase in total revenue of $92,540 for the three months ended March 31, 2023, represents an increase of $65,743 in consulting revenue and $50,405 in equipment sales offset by a decrease of $23,608 in the revenue stream from the sale of cannabis products.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment, and other costs directly attributable to providing equipment, soil, and cannabis products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies, and cultivation facility rent. During the three months ended March 31, 2023, our total costs of revenues were $435,876 compared to $452,298 for the three months ended March 31, 2022. The improvement of $16,422 in the cost of revenues was a direct result of decreased costs associated with equipment sales and the costs of cannabis sales.

Consulting Services

Consulting service revenues during the three months ended March 31, 2023, were $160,815 versus $95,072 for the three months ended March 31, 2022. Increases in consulting services are a result of the type of projects conducted in the first quarter compared to the projects in the first quarter of 2022. Projects over 2023 were focused on providing assistance with licensing and providing proforma and design services. The end of the year into the first quarter of 2023 saw an increase in projects that were the oversight and management of projects that involved the implementation of design work provided for certain clients. As a result, we did see a significant increase in sales of equipment over the prior period as these activities increased as a result of the implementation of design work.

Costs of Services were $45,000 compared to $16,407 for the three months ended March 31, 2023 and 2022, respectively. Costs associated with consulting services increased as a result of the change in focus of projects.

Soil Product and Equipment Revenues

Our product and equipment revenues for the three months ended March 31, 2023, were $363,549 versus $313,144 for the three months ended March 31, 2022, an increase of $50,405 from the three months ended March 31, 2022. During the three months ended March 31, 2023, and 2022, the Company has entered into consulting projects that are focused on the construction of or improvement of cultivation facilities. This has resulted, and the Company anticipates seeing greater activity in equipment sales.

Costs of Products and Equipment were $217,567 and $246,220 during the three months ended March 31, 2023, and 2022, respectively. Costs associated with products and equipment increased as a result of the increase in equipment sales.

Cannabis Product Revenues

Cannabis product revenues during the three months ended March 31, 2023, were $188,021 as compared to $211,629 for the three months ended March 31, 2022. The decrease of $23,608 represents a general downturn in the retail cannabis market in 2023 as compared to 2022.

Costs associated with cannabis products consist of those costs incurred in the cultivation of the plants and the retail sale of the products. During the three months ended March 31, 2023, such costs were $173,309 as compared to $189,671 for the three months ended March 31, 2022, again reflecting the general industry downturn during the period.

Gross Profit

Total gross profit was $276,509 for the three months ended March 31, 2023, as compared to $167,547 for the three months ended March 31, 2022, comprised of consulting services gross profit of $115,815, products and equipment gross profit of $145,982 and $14,712 for cannabis products. This compares to a total gross profit of $167,547 for the three months ended March 31, 2022, comprised of consulting services gross profit of $78,665, products and equipment gross profit of $66,924, cannabis product sales gross profit of $21,958. The increase in the gross profit for the period in product and equipment relates to the increase in sales of equipment during the three months ended March 31, 2023. The resultant negative gross profit for the cannabis products is a result of increases in cannabis cultivation costs and a result of the Company’s increased cultivation activities during the quarter compared to those activities in the past.

Operating Expenses

Total operating expenses were $717,225 for the three months ended March 31, 2023, as compared to $676,457, for the three months ended March 31, 2022. The increase in operating expenses is attributed to increases in labor and rent expenses associated with the introduction of the Naturaleaf operations. The Company has seen additional increases in depreciation and amortization expenses, sales, and marketing expenses during the period.

Other Income (Expense)

Other expenses for the three months ended March 31, 2023, were $22,284 versus $13,265 for the three months ended March 31, 2022. The increase is a direct result of the forgiveness of the Company’s then-outstanding PPP loan by the Small Business Administration, offset by increases in interest expenses resulting from the $1,100,000 promissory note issued in connection with the asset acquisition from Naturaleaf.

Net Loss

Net loss for the three months ended March 31, 2023, was $463,000 as compared to a net loss of $522,175 for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $56,497 and accounts receivable of $354,800. Both are a result of the increase in our equipment sales activity. Additionally, considering that our fixed overhead costs have increased over the last year, management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general, and administrative expenses for at least the next 12 months.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $208,565, as compared to net cash provided by operating activities of $3,563,095, for the three months ended March 31, 2022. Decreases in cash used were a result of the decreases in advances from clients and pre-paid expenses.

During the three months ended March 31, 2023, the Company has entered into consulting projects that are focused to the construction of or improvement of cultivation facilities. This has resulted in, and the Company anticipates seeing greater activity in equipment sales and, therefore, will see significant changes in Advances from Clients and other associated balance sheets accounts, such as prepaid expenses, accounts receivable, and accounts payable. In the case of equipment sales, the Company purchases the required equipment from 3rd party suppliers. Purchases of equipment are not made until the Client has approved the estimates, been invoiced for the purchases, and paid the invoice for the purchases. The Company will not recognize these revenues until the equipment has been delivered to and received from the client.

Investing Activities

For the three months ended March 31, 2023, and 2022, investing activities resulted in net cash used of $39,092 and $8,245, respectively. These funds were used in the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2023, proceeds provided by financing activities were $186,610 and $92,463 for the three months ended March 31, 2022. Funds received during the three months ended March 31, 2023, were from sales of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Three Months	Three Months
	Ended March 31, 2023	Ended March 31, 2022

Adjusted EBITDA reconciliation:
Net loss	$(463,000)	$(522,175)
Depreciation and Amortization	61,280	37,482
Interest Expense	31,634	27,123
Stock-based compensation to employees	9,086	31,035
Stock issued for services		—
Adjusted EBITDA	$(361,000)	$(426,535)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

● pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

● provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and

● provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

●      we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is the management’s view that such a committee, including a financial expert board member, is an utmost important entity-level control of the Company’s financial statements. Currently, the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

●	we have not performed a risk assessment and mapped our processes to control objectives.

●	we have not implemented comprehensive entity-level internal controls.

●	we have not implemented adequate system and manual controls; and

●	we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of March 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2023.

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

During the three months ended March 31, 2023, the Company issued 2,175,000 shares of its restricted common stock to officers and directors as stock compensation earned during the year ended December 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2023, and 2022.

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

Date: May 15, 2023

By:	/s/ Ellis Smith

Ellis Smith,

Chief Executive Officer & Chief Financial Officer

