Form 10-Q
period 2023-06-30
American Cannabis Company, Inc.
filed 2023-08-14
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At June 30, 2023, and August 14, 2023, 92,152,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Equivalents	$92,742	$117,547
Accounts Receivable, Net	293,304	469,111
Deposits	9,595	9,595
Inventory	508,289	352,971
Prepaid Expenses and Other Current Assets	77,952	73,933
Total Current Assets	981,882	1,023,157

Property and Equipment - Net	437,990	427,669

Other Assets
Intangible Assets, net amortization	1,130,575	1,223,242
Goodwill	1,332,113	1,332,113
Right of Use Assets - Operating Leases, net	562,948	604,020
Long Term Deposits	6,000	6,000
Total Other Assets	3,031,637	3,165,375
TOTAL ASSETS	$4,451,509	$4,616,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$809,328	$679,163
Advances from Clients	156,213	280,705
Accrued and Other Current Liabilities	440,031	233,348
Stock payable	17,021	74,343
Right of Use Liabilities, current	183,386	181,661
Litigation Settlement, current	12,500	100,000
Note payables, current	550,000	550,000
Total Current Liabilities	2,168,478	2,099,220

LONG TERM LIABILITIES
Litigation Settlement	75,000	75,000
Right of Use Liabilities – LT	379,562	422,359
LTD Note Payable	335,660	150,000
Total Long-Term Liabilities	790,222	647,359
TOTAL LIABILITIES	2,958,701	2,746,579

Shareholders’ Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 85,727,938 and 92,152,938 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	922	922
Additional paid-in capital	12,023,751	11,949,409
Accumulated deficit	(10,531,864)	(10,080,709)
Total Shareholders’ Equity	1,492,809	1,869,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,451,509	$4,616,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues
Consulting Services	$307,685	146,976	$468,500	$242,048
Product & Equipment	374,209	4,360,689	737,758	4,673,834
Cannabis Products	170,835	236,620	358,856	448,249
Total Revenues	852,730	4,744,285	1,565,115	5,364,131

Cost of Revenues
Cost of Consulting Services	58,085	31,515	103,085	47,922
Cost of Products and Equipment	290,079	3,717,977	507,646	3,964,197
Cost of Cannabis Products	138,179	354,157	311,488	543,828
Total Cost of Revenues	486,343	4,103,649	922,219	4,555,947
Gross Profit	366,386	640,636	642,895	808,184

Operating Expenses
General and Administrative	437,996	741,418	1,081,600	1,333,738
Selling and Marketing	52,849	48,425	117,384	101,527
Stock Based Compensation Expense	7,935	34,274	17,021	65,309
Total Operating Expenses	498,779	824,117	1,216,005	1,500,574
Loss from Operations	(132,393)	(183,481)	(573,109)	(692,390)

Other Income (Expense)
Interest (expense)	(32,728)	(18,233)	(64,363)	(45,357)
Debt Forgiveness	—	—	—	—
Other income	176,966	30,911	186,316	44,769
Total Other (Expense) Income	144,237	(12,678)	(121,953)	(588)
Net Loss	11,844	(170,803)	(451,156)	(692,978)
Income Tax Expense	—	—	—	—
NET LOSS	$11,844	$(170,803)	$(451,156)	$(692,978)
Basic net loss per common share	$(0)	$(0)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	85,727,938	85,244,422	84,795,246	84,336,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, March 31, 2022	84,727,938	$847	$11,729,486	$(25,165)	$(9,969,692)	$1,735,476
Subscription Receivable Paid	—	—	—	25,165	—	25,165
Stock based compensation third party	1,000,000	10	64,990	—	—	65,000
Net Loss	—	—	—	—	(170,803)	(170,803)
Balance, June 30, 2022	85,727,938	$857	$11,794,476	$—	$(10,140,495)	$1,654,838

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, March 31, 2023	95,132,938	$922	$12,023,751	$0	$(10,543,709)	$1,480,694
Subscription Receivable Issued	0	0	0	—	—	0
Stock based compensation issued to employees	0	0	0	—	—	0
Stock issued for cash	0	0	0	—	—	0
Net Loss	—	—	—	—	11,844	11,844
Balance, June 30, 2023	92,152,938	$922	$12,023,751	$—	$(10,531,865)	$1,492,808

    FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$—	$(9,447,517)	$2,118,981
Stock based compensation to employees	325,000	3	46,204	—	—	46,207
Subscription Receivable Paid	—	—	—	(25,651)	—	(25,651)
Stock based compensation to third party	1,000,000	10	64,990	—	—	65,000
Stock issued for cash	2,500,000	25	117,603	25,651	—	142,793
Net Loss	—	—	—	—	(692,978)	(692,978)
Balance, June 30, 2022	85,727,938	$857	$11,794,476	$—	$(10,140,495)	$1,654,838

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$—	$(10,080,709)	$1,869,622
Stock based compensation to employees	—	—	74,342	—	—	74,342
Stock-based compensation to service provider	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—
Net Loss	—	—	—	—	(451,159)	(451,156)
Balance, June 30, 2023	92,152,938	$922	$12,023,751	$—	$(10,531,865)	$1,492,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(451,155)	$(692,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,449	72,520
Stock-based compensation to employees	—	65,306
Stock-based compensation to third party	—	13,542
Debt Forgiveness	—	—
Changes in operating assets and liabilities:
Accounts receivable	175,807	(194,122)
Inventory	(155,318)	(1,616)
Prepaid expenses and other current assets	(4,021)	(3,444)
Right to Use Lease Asset	41,072	(161,008)
Long Term Deposits	—	(32,347)
Accounts Payable	130,165	266,991
Advances from Clients	(124,492)	1,277,874
Accrued and other current liabilities	223,703	6,231
Litigation Settlement Liability	(87,500)	(131,250)
Operating Lease Liability	(41,072)	161,008
Net Cash Provied by (Used In) Operating Activities	$(171,362)	$646,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,101)	(1,122)
Acquisition of Assets	—	—
Intangible assets	—	(9,876)
Net Cash Used in Investing Activities	$(39,101)	$(10,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	117,629
Proceeds from note payable	—	—
Payment of note payable	—	(550,000)
LTD Note Payable	185,660	—
Net Cash (Used) Provided by Financing Activities	$(185,660)	$(432,371)

NET INCREASE IN CASH	(24,804)	203,338

CASH AT BEGINNING OF PERIOD	117,547	670,423

CASH AT END OF PERIOD	$92,742	$873,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock Based Compensation Third Party	$—	$65,000

Stock Issued for Receivables	$—	$—
Stock Issued for Acquisition	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the six and three months ended June 30, 2023, and 2022 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

Note 2. Description of Business.

American Cannabis Company, Inc. and its wholly-owned subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”) are based in Denver, Colorado, and operate a fully-integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

On March 11, 2021, the Company entered into a material definitive agreement to acquire the assets of Medihemp, LLC, and its wholly owned subsidiary SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” in the medicinal cannabis industry in Colorado. The material definitive agreement closed on April 29, 2021.

Naturaleaf sold and assigned to the Company the following assets:

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule ("First Amendment"). The parties agreed that in consideration of the Company's payment of $550,000, and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

On June 8, 2023, the Company and Naturaleaf amended the promissory note ("Second Amendment") to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule.

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store); City of Colorado Springs License No. 0850714L in exchange for $100,000. The closing of the transaction is pending approval by the Colorado Marijuana Enforcement Division. As of May 31, 2023, the Company discontinued its operations at the Palmer Park Boulevard, Ste. A, Colorado Springs, CO location. The Company will continue to rent the facility on a month-to-month tenancy pending final regulatory approval from the Colorado Marijuana Enforcement Division concerning the change of ownership.

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

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for (a) the financial position, (b) the result of operations, and (c) cash flows have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the six months ended June 30, 2023, and the year ended December 31, 2022, has been from funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception but expects these conditions to improve in 2023 and beyond as it develops its business model. The Company has an accumulated deficit at June 30, 2023, and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Use of Estimates in Financial Reporting

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of June 30, 2023, and December 31, 2022, the Company had cash balances in excess of FDIC-insured limits of $250,000.

Accounts Receivable

Accounts receivables are recorded at the net value of face amount less an allowance for doubtful accounts. The Company evaluates its accounts receivable periodically based on specific identification of any accounts receivable for which the Company deems the net realizable value to be less than the gross amount of accounts receivable recorded; in these cases, an allowance for doubtful accounts is established for those balances. In determining its need for an allowance for doubtful accounts, the Company considers historical experience, analysis of past due amounts, client creditworthiness, and any other relevant available information. However, the Company’s actual experience may vary from its estimates. If the financial condition of its clients were to deteriorate, resulting in their inability or unwillingness to pay the Company’s fees, it may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that the Company receives retainers from its clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $4,071 and $4,071, respectively. The Company recorded a bad debt expense of $12,000 in the three months ending June 30, 2023. No bad debt expense was recorded for the similar period in 2022.

Deposits

Deposits comprise advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale.

Inventory

Inventory comprises products and equipment the Company owns to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of June 30, 2023, and December 31, 2022, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third-party vendors for retail sales at dispensaries are determined using the first in, first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At June 30, 2023, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

Significant Clients and Customers

During the six months ended June 30, 2023, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the six months ended June 30, 2022, three customers accounted for 42.5% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2023, and December 31, 2022.

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

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” the impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Intangible Assets, net

Definite life intangible assets at June 30, 2023, include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the six months ended June 30, 2023, the Company recognized a depreciation and amortization expense of $121,449.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management’s estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of June 30, 2023, and December 31, 2022.

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

We may also enter contracts with customers that identify a single or few distinct performance obligations but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months. Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods, and accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

We recognize revenue in accordance with ASC 606 using the following five steps to identify revenues:

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

Advances from Client deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from Clients' deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the six months that ended June 30, 2023, and 2022, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee; or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services. For hourly-based fixed-fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are completed. Under this method, to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by several factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the six months ended June 30, 2023, and 2022, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter arrangements for which fixed and determinable revenues are contingent and agreed upon, achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time permitted under the Company’s credit policy. Sales discounts were not material during the six months ended June 30, 2023.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based on the total purchase amount at the time of purchase. Management has determined that there is no separate performance obligation to the reward program, i.e., the accumulation and redemption of points, and as such, the Company recognizes the revenue at the time of purchase.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the six months ended June 30, 2023, and 2022, these expenses were $117,384 and $101,527, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The grant's fair value is based on the stock price on the grant date. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which has been one year from the grant date. During the six months ended June 30, 2023, and 2022, stock-based compensation expense for restricted shares for Company employees was $17,021 and $65,309, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to The Satchel™, Cultivation Cube™, So-Hum Living Soils™, and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the six months ending June 30, 2023, and 2022, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since its inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2023, and December 31, 2022, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule ("First Amendment"). The parties agreed that in consideration of the Company's payment of $550,000, and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

On June 8, 2023, the Company and Naturaleaf amended the promissory note ("Second Amendment") to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule.

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

At December 31, 2022, the Company performed an evaluation of Naturaleaf tangible and intangible assets and goodwill as of the acquisition date. The following table summarizes the final fair value allocation of the purchase price as of April 30, 2021:

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

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store); City of Colorado Springs License No. 0850714L in exchange for $100,000. The transaction's closing is pending approval by the Colorado Marijuana Enforcement Division. As of May 31, 2023, the Company discontinued its operations at the Palmer Park Boulevard, Ste. A, Colorado Springs, CO location. The Company will continue to rent the facility on a month-to-month tenancy pending final regulatory approval from the Colorado Marijuana Enforcement Division concerning the change of ownership.

During the six months ended June 30, 2023, and 2022, the Company recognized an amortization expense of $112,449 and $72,520, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable were comprised of the following:

	June 30, 2023	December 31, 2022
Accounts Receivable – Trade	$293,304	$469,111
Less: Allowance for Doubtful Accounts	(4,071)	(4,071)
Accounts Receivable, net	$289,233	$465,040

The Company had bad debt expenses during the six months ended June 30, 2023, and 2022 were $12,000 and $0, respectively.

21
21

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Our Advances from Clients had the following activity:

	June 30, 2023	December 31, 2022
Beginning Balance	$195,495	$111,892
Additional deposits received	306,409	691,769
Less: Deposits recognized as revenue	(346,141)	(522,663)
Ending Balance	$156,213	$280,705

Note 6. Inventory

Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw Materials - Soil	$19,752	$38,464
Work In Process - Cultivation	429,737	206,306
Finished Goods - Soil	19,940	66,557
Finished Goods - Cannabis Retail	38,860	41,644
Total Inventory	$508,289	$352,971

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	June 30, 2023	December 31, 2022
Office equipment	$47,380	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	364,520
Property and equipment, gross	$580,423	$427,432
Less: Accumulated Depreciation	(142,432)	(113,650)
Property and equipment, net	$437,990	$313,782

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	($161,219)	$638,781	15 years
Brand	$660,000	($186,669)	$473,331	5 years
Patent Applications	$18,464	—	$18,464	—
Total intangible assets, net	$1,478,464	($347,888)	$1,130,576

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$818,464	($134,522)	$683,912	15 years
Brand	$660,000	($120,670)	$539,330	5 years
Total intangible assets, net	$1,488,464	($255,222)	$1,233,242

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2022, was approximately 11.47 years. No intangible assets were acquired during the six months ending June 30, 2023.

Amortization expense for intangible assets was $121,449 and $72,520  for the six months ended June 30, 2023 and 2022, respectively. The total estimated amortization expense for our intangible assets for the years 2022 through 2026 is as follows:

5 years	License	Brand	Total
2022	25,000.00	45,000	70,000.00
2023	33,333.33	60,000	93,333.33
2024	33,333.33	60,000	93,333.33
2025	33,333.33	60,000	93,333.33
2026	33,333.33	20,000	53,333.33
Thereafter	311,111.35		311,111.35
	652,885.76	471,669	1,124,555.07

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued Interest	$91,431	$39,130
Accrued Payroll	32,367	22,029
Sales Tax Payable	11,523	3,931
Other Accrued Expenses & Payables	392,460	168,258
Accrued and other current liabilities	$440,031	$233,248

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2022	$74,342
Additional Expenses Incurred
Payments Upon Issuance of Shares	—
June 30, 2023	$74,342

Note 11. Operating Lease Right-of-Use Asset/Operating Lease Liability

The Company leases property under operating leases. Property leases include retail and cultivation space with fixed rent payments and lease terms ranging from one to two years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance, and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable rent expense when incurred.

The Company’s lease portfolio consists of the following.

As a result of our acquisition of Naturaleaf, we assumed the following leases and contingent extensions:

o	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of an extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022, until April 30, 2027. The Company's monthly rental payments from January 1, 2022, to May 1, 2022, were $3,700. From May 1, 2022, through the year ending December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are: May 1, 2022, to April 30, 2023, $3,875 May 1, 2023, to April 30, 2024, $4,050 May 1, 2024, to April 30, 2025, $4,225 May 1, 2025, to April 30, 2026, $4,400 May 1, 2026, to April 30, 2027, $4,575

May 1, 2022 to April 30, 2023	$3,875
May 1, 2023 to April 30, 2024	$4,050
May 1, 2024 to April 30, 2025	$4,225
May 1, 2025 to April 30, 2026	$4,400
May 1, 2026 to April 30, 2027	$4,575

o	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909 subject to a month-to month lease with a monthly rent of $5,000.

o	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company's monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are: January 1, 2023 $2,898 January 1, 2024 $2,985 January 1, 2025 $3,075 January 1, 2026 $3,167 January 1, 2027 $3,262

January 1, 2023	$2,898
January 1, 2024	$2,985
January 1, 2025	$3,075
January 1, 2026	$3,167
January 1, 2027	$3,262

o	2611 Durango Drive, CO Springs, CO. The Company and landlord entered a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered an extension of the lease for a term of thirty-six months, beginning June 1, 2022, and terminating on June 1, 2024. On December 31, 2022, the monthly rent was $11,000. Rental payments due for the extended period are: June 1, 2022, to June 1, 2023, $11,000 June 1, 2023, to June 1, 2024, $11,880 June 1, 2025, to June 1, 2025, $12,830

June 1, 2022 to June 1, 2023	$11,000
June 1, 2023 to June 1, 2024	$11,880
June 1, 2025 to June 1, 2025	$12,830

On July 12, 2022, the Company entered into an accommodation for office space, effective September 1, 2022, located at 200 Union St., Suite 200, Lakewood, CO 80228. The accommodation creates no tenancy, leasehold or other real property interest concerning the Registrant. The Registrant's telephone number is unchanged. We determined under ASC 842, due to the nature of the accommodation, that the membership agreement met the criteria of ASC 842-20-25-2, and as such, it was not necessary to capitalize the accommodation, and the membership fee will be recognized on a monthly straight-line basis.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases on June 30, 2023, was 12.5%. Leases often include rental escalation clauses, renewal options, and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of June 30, 2023, the aggregate remaining annual lease payments of operating leases liabilities are as follows:

Operating Leases
2023	581,108
Total	581,108
Less: amount representing interest	(—)
Present value of future minimum lease payments	581,108
Less: current obligations under leases	175,611
Long-term lease obligations	$(405,497)

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 12. Loans Payable

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note originally had a term of 1 year with a due date of April 30, 2022, and did not require any payments prior to the due date. The note had an annual interest rate of 10%.

On April 30, 2022, the Company entered into an Amendment ("First Amendment") to the Asset Purchase Agreement to amend the Seller Note as follows; the due date of the Note was extended to April 30, 2023, and interest will accrue on the outstanding principal at a rate of 12.5%. In addition, the Company agreed to pay all accrued interest at April 30, 2022, and make a principal payment of $500,000. On April 29, 2022, principal in the amount of $550,000 and accrued interest of $110,000 was paid. At June 30, 2022, principal in the amount of $550,000 was outstanding, and interest of $9,493 had been accrued.

On June 8, 2023, the Company and Naturaleaf amended the promissory note to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 14. Stock-Based Compensation

During the six months ending June 30, 2023, the Company issued no stock-based compensation for employees and service providers per its 2015 Equity Incentive Plan.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 15. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $ 0.00001 par value. No shares of preferred stock were issued and outstanding at June 30, 2023, and December 31, 2022, respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 500,000,000 shares of common stock at 0.00001 par value. At June 30, 2023, 92,152,938 shares were outstanding.

During the three and six months ended June 30, 2023, the Company issued no shares of common stock.

During the six months ended June 30, 2022, the Company issued 2,175,000 restricted shares valued at $43,500 granted during the fiscal year ending December 31, 2022.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At June 30, 2023, the Company did not have any warrants or options issued and outstanding.

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
27

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after unaudited consolidated financial statements were available to be issued and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the six months ended June 30, 2023, and did not find any events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” and similar words constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Government Regulation

Currently, thirty-six states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Currently, sixteen states and the District of Columbia allow recreational use of cannabis. As of June 30, 2023, the policy and regulations of the Federal Government and its agencies are that cannabis has no medical benefit and a range of activities, including cultivation and use of cannabis for personal use, is prohibited based on federal law and may or may not be permitted based on state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect the revenues and profits of the Company.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to the useful lives of real estate assets, bad debts, impairment, net lease intangibles, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

BACKGROUND

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully integrated business model that features end to end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry and manufactures proprietary industry solutions, including; the Satchel™, SoHum Living Soils™, Cultivation Cube™, and the High-Density Cultivation System.™ The Company also sells third-party industry-specific products and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed third-party industry-specific quoted on the OTCQB Tier under the symbol “AMMJ”.

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

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store); City of Colorado Springs License No. 0850714L in exchange for $100,000. As of May 31, 2023, the Company discontinued its operations at the Palmer Park Boulevard, Ste. A, Colorado Springs, CO location. The Company will continue to rent the facility on a month-to-month tenancy pending final regulatory approval from the Colorado Marijuana Enforcement Division concerning the change of ownership.

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended

	June 30,	June 30,	Increase
	2023	2022	(Decrease)
Revenues
Consulting Services	$468,500	$242,048	226,452
Product & Equipment	737,758	4,673,833	(3,936,076)
Cannabis Products	347,819	448,249	(100,430)
Total Revenues	1,554,077	5,364,131	(3,810,454)
Cost of Revenues
Cost of Consulting Services	103,085	47,922	55,163
Cost of Products and Equipment	507,646	3,964,197	(3,456,551)
Cost of Cannabis Products	357,771	543,828	(186,057)
Total Cost of Revenues	968,502	4,555,947	(3,587,445)
Gross Profit	585,575	808,184	(222,609)
			—
Operating Expenses	—
General and Administrative	1,081,600	1,333,738	(252,138)
Selling and Marketing	117,384	101,527	15,857
Stock Based Compensation Expense	17,021	65,309	(48,288)
Total Operating Expenses	1,216,005	1,500,574	(284,569)
Loss from Operations	(692,390)	(584,081)	(108,309)
Other Income (Expense)
Interest (expense)	(64,363)	(18,810)	(26,546)
Debt Forgiveness	—	110,543	(110,543)
Other income	181,316	1,799	42,970
Total Other (Expense) Income	116,953	93,532	(94,120)
Net Loss	(692,978)	(490,549)	(202,429)
Income Tax Expense	—	—	—
NET LOSS	$(692,978)	$(490,549)	(202,429)

Revenues

Total revenues were $1,554,077 for the six months ending June 30, 2023, compared to $5,364,131 for the six months ending June 30, 2022. The decrease in total revenue of $3,180,054 represents decreases in the revenue streams from the sale of equipment and cannabis products of $3,936,079 and $100,430, respectively.

Total revenues were $841,692 for the three months ending June 30, 2023, compared to $4,744,285 for the three months ending June 30, 2022. The decrease in total revenue of $3,986,480 for the three months ended June 30, 2022, represents a decrease in equipment sales.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment, and other costs directly attributable to providing equipment, soil, and cannabis products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies, and cultivation facility rent. During the six months ended June 30, 2023, our total costs of revenues were $968,502 compared to $4,555,947 for the six months ended June 30, 2022. The decrease of $3,587,445 in cost of revenues was a direct result of decreases in costs associated with equipment sales.

During the three months ended June 30, 2023, our total costs of revenues were $532,626 compared to $4,103,649 for the three months ended June 30, 2022. The decrease of $3,571,023 in cost of revenues was a direct result of decreased costs associated with equipment sales.

Consulting Services

Consulting service revenues during the six months ended June 30, 2023, were $468,500 versus $242,048 for the six months ended June 30, 2022, and $307,685 and $146,976 for the three months ended June 30, 2023, and 2022, respectively. Increases in consulting services result from the number and size of the type of projects worked on in the second quarter compared to the projects in the second quarter of 2022. Projects over the first six months of 2023 focused on assisting with licensing and providing proforma and design services. The first six months of 2023 saw an increase in projects overseeing and managing projects involving the implementation of design work provided for certain clients. As a result, while equipment sales decreased over the prior period, we saw an increase in consulting sales over the prior period.

Costs of Services were $103,085 compared to $47,922 for the six months ended June 30, 2023, and 2022, and $58,085 and $31,515 during the three months ended June 30, 2023, and 2022, respectively. Costs associated with consulting services increased due to the increase in payroll expenses allocated to the cost of services.

Soil Product and Equipment Revenues

Our product and equipment revenues for the six months ended June 30, 2023, were $737,758 versus $4,673,834 for the six months ended June 30, 2022, and $374,209 and $4,360,689 for the three months ended June 30, 2023, and 2022, respectively. Decreases in soil and equipment product sales increased to $3,936,076 from $3,986,480 during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. During the six months ending June 30, 2023, the Company experienced cyclical downturns in the number of consulting projects that focused on constructing or improving cultivation facilities. This has resulted, and the Company anticipates seeing significantly less activity in equipment sales during the period.

Costs of Products and Equipment were $507,646 and $3,964,197 during the six months ended June 30, 2023, and 2022. Decreased costs were the result of lower associated with products and equipment sales.

Cannabis Product Revenues

Cannabis product revenues during the three months ended June 30, 2023 and 2022 were $159,798 and $236,620 respectively. During the six months ended June 30, 2023, and 2022, Cannabis product revenues were $347,819 and $448,249, respectively. The decrease of $76,822 and $100,430 were due to decreased sales during the respective periods.

Costs associated with cannabis products consist of those costs incurred in the cultivation of the plants and the retail sale of the products. During the three months ended June 30, 2023, and 2022, such costs were $184,062 and $354,157. During the six months ended June 30, 2023, and 2022, such costs were $357,771 and $543,828, respectively. The respective decreases in costs of $170,095 and $186,057 reflect decreased investment in infrastructure remodeling and upgrades.

Gross Profit

Total gross profits were $309,066 for the three months ended June 30, 2023, compromised of consulting services gross profit of $249,600, products and equipment gross profit of $84,130, and a gross profit of ($24,064) for cannabis products. This compares to a total gross profit of $640,636 for the three months ended June 30, 2022, comprised of consulting services gross profit of $115,461 and products and equipment gross profit of $43,878, and a gross profit of ($117,537) for cannabis products.

Total gross profits were $585,575 for the six months ended June 30, 2023, comprised of consulting services gross profits of $365,415, products and equipment gross profit of $230,112, and a gross profit of ($9,952). This compares to a total gross profit for the six months ended June 30, 2022, of consulting services gross profits of $194,126, products and equipment gross profit of $709,637, and cannabis products gross profits of ($95,579).

Operating Expenses

Total operating expenses were $1,216,004 for the six months ended June 30, 2023, and $1,500,574 for the six months ended June 30, 2022. The decrease of $284,570 in operating expenses is attributed to lower general and administrative expenses associated with maintaining the operations. The Company has seen additional increases in depreciation and amortization expenses, sales, and marketing expenses during the period.

Other Income (Expense)

Other income (expense) for the six months ending June 30, 2023, was $116,953 compared with $93,532 for the six months ending June 30, 2022.

Net Loss

Net loss for the six months ending June 30, 2023, was ($692,978) compared to a net loss of ($490,549) for the six months ending June 30, 2022.

Net loss for the three months ending June 30, 2023, was ($591,433) compared to a net loss of ($170,803) for the three months ending June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $81,705 and accounts receivable of $293,304. Additionally, considering that our fixed overhead costs have increased over the last year, management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational and general and administrative expenses for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023, was ($182,399), compared to net cash used by operating activities of $646,707, for the six months ended June 30, 2022. Increases in cash used resulted from decreased accounts receivable by increases in accounts payable. All a direct result of the decreased activities in equipment sales.

During the six months ending June 30, 2023, the Company has entered into consulting projects focused on constructing or improving cultivation facilities. The Company anticipates seeing greater activity in equipment sales and, therefore will see significant changes in Advances from Clients and other associated balance sheet accounts, such as prepaid expenses, accounts receivable, and accounts payable. In the case of equipment sales, the Company purchases the required equipment from 3rd party suppliers. Equipment purchases are not made until the Client has approved the estimates, been invoiced, and paid the invoice. The Company will not recognize these revenues until the equipment has been delivered to and received by the client.

Investing Activities

For the six months ended June 30, 2023, and 2022, investing activities were a use of cash of ($39,101) and ($10,998) respectively. These funds were used to purchase property and equipment, furniture and fixtures, and office equipment for $28,103.

Financing Activities

During the six months ended June 30, 2023, proceeds used in financing activities were $185,660, and ($432,371) for the six months ended June 30, 2022. Funds received during the six months ended June 30, 2023, were proceeds from notes. During the six months ended June 30, 2022, the Company paid down the Naturaleaf note payable.

Off Balance Sheet Arrangements

As of June 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

Adjusted EBITDA, a Non-GAAP metric, is used to monitor our overall business performance. We define Adjusted EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, stock-based compensation, and certain nonrecurring expenses, which have been limited to costs associated with the Reverse Merger. We believe such adjustments to arrive at Adjusted EBITDA provide us with a comparable measure for managing our business. We also believe that it is a useful measure for securities analysts, investors, and other interested parties in evaluating our Company.

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Six Months
	Ended June 30, 2022	Ended June 30, 2023
Adjusted EBITDA reconciliation:
Net loss	(508,476)	$(692,978)
Depreciation and Amortization	121,449	72,520
Interest Expense	64,363	45,356
Stock-based compensation for services	—	13,542
Stock-based compensation to employees	—	65,306
Adjusted EBITDA	(322,664)	$(496,251)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,
o	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,
o	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any effectiveness evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Our management assessed the effectiveness of internal control over financial reporting as of June 30, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of June 30, 2023.

Remediation of Material Weaknesses

We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

● We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

● Our entity-level controls are generally informal, and we intend to evaluate current processes, supplement where necessary, and document requirements.

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

During the six months ended June 30, 2022, the Company issued 1,000,000 shares of its restricted common stock to a third-party consultant for services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2022, and 2021.

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

Date: August 14, 2022

By:	/s/ Ellis Smith

Ellis Smith,

Chief Executive Officer & Chief Financial Officer

