Form 10-Q
period 2023-09-30
American Cannabis Company, Inc.
filed 2023-11-14
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At September 30, 2023, and November 14, 2023, 171,402,938 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Sept. 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Equivalents	$8,889	$117,547
Accounts Receivable, Net	202,487	469,111
Deposits	9,595	9,595
Inventory	518,288	352,971
Prepaid Expenses and Other Current Assets	64,059	73,933
Total Current Assets	803,318	1,023,157

Property and Equipment - Net	424,155	427,669

Other Assets
Intangible Assets, net amortization	1,084,242	1,223,242
Goodwill	1,332,113	1,332,113
Right of Use Assets - Operating Leases, net	519,244	604,020
Long Term Deposits	6,000	6,000
Total Other Assets	2,941,599	3,165,375
TOTAL ASSETS	$4,169,072	$4,616,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$934,978	$679,163
Advances from Clients	55,267	280,705
Accrued and Other Current Liabilities	491,715	233,348
Stock payable	17,021	74,343
Right of Use Liabilities, current	191,539	181,661
Litigation Settlement, current	75,000	100,000
Note payables, current	300,000	550,000
Total Current Liabilities	2,065,520	2,099,220

LONG TERM LIABILITIES
Litigation Settlement	—	75,000
Right of Use Liabilities – LT	327,705	422,359
LTD Note Payable	410,198	150,000
Total Long-Term Liabilities	737,903	647,359
TOTAL LIABILITIES	2,803,423	2,746,579

Shareholders’ Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 171,402,938 and 92,152,938 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	1,715	922
Additional paid-in capital	12,022,958	11,949,409
Accumulated deficit	(10,659,024)	(10,080,709)
Total Shareholders’ Equity	1,365,649	1,869,622

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,169,072	$4,616,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2023	2022	2023	2022
Revenues
Consulting Services	$168,528	66,824	$637,028	$308,872
Product & Equipment	218,242	1,866,725	986,000	6,540,558
Cannabis Products	213,120	190,067	571,976	638,316
Total Revenues	599,890	2,123,616	2,195,004	7,487,746

Cost of Revenues
Cost of Consulting Services	12,000	19,500	115,085	67,422
Cost of Products and Equipment	187,818	1,664,235	695,464	5,628,432
Cost of Cannabis Products	151,335	180,701	462,823	724,529
Total Cost of Revenues	351,154	1,864,436	1,273,373	6,420,383
Gross Profit	248,717	259,180	921,631	1,067,363

Operating Expenses
General and Administrative	326,429	617,270	1,408,209	1,951,008
Selling and Marketing	51,675	64,017	169,059	165,544
Stock Based Compensation Expense	—	56,170	17,021	121,479
Total Operating Expenses	378,104	737,457	1,594,109	2,238,031
Loss from Operations	(129,367)	(478,277)	(672,477)	(1,170,668)

Other Income (Expense)
Interest (expense)	(28,690)	77,381	(93,054)	(32,024)
Debt Forgiveness	—	—	—	—
Other income	900	3,246	187,216	48,016
Total Other (Expense) Income	(27,791)	80,627	94,162	80,040
Net Loss	11,844	(170,803)	(451,156)	(692,978)
Income Tax Expense	—	—	—	—
NET LOSS	$(157,158)	$(397,650)	$(578,316)	$(1,090,628)
Basic net loss per common share	$(0)	$(0)	$(0.01)	$(0.01)
Basic and diluted weighted average common shares outstanding	85,727,938	85,727,938	84,795,246	84,795,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, June 30, 2022	85,727,938	$857	$11,794,476	$0	$(10,140,495)	$1,654,838
Subscription Receivable Paid	0	0	0	0	0	0
Stock based compensation third party	0	0	0	0	0	65,000
Net Loss	—	—	—	—	(397,650)	(397,650)
Balance, Sept. 30, 2022	85,727,938	$857	$11,794,476	$—	$(10,538,145)	$1,257,188

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, June 30, 2023	92,152,938	$922	$12,023,751	$0	$(10,543,709)	$1,480,694
Subscription Receivable Issued	0	0	0	—	—	0
Stock based compensation issued to employees	0	0	0	—	—	0
Stock issued for cash	0	0	0	—	—	0
Net Loss	—	—	—	—	(157,158)	(157,158)
Balance, Sept. 30, 2023	92,152,938	$922	$12,023,751	$—	$(10,700,867)	$1,323,806

    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$—	$(9,447,517)	$2,118,981
Stock based compensation to employees	325,000	3	46,204	—	—	46,207
Stock issued to service provider	1,000,000	10	64,990	—	—	65,000
Stock issued for cash	2,500,000	25	117,603	—	—	142,793
Net Loss	—	—	—	—	(1,090,628)	(1,090,628)
Balance, June 30, 2022	85,727,938	$857	$11,794,476	$—	$(10,538,145)	$1,257,188

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$—	$(10,080,709)	$1,869,622
Stock based compensation to employees	—	—	74,342	—	—	74,342
Stock-based compensation to service provider	79,250,000	793	(793)	—	—	—
Stock issued for cash	—	—	—	—	—	—
Net Loss	—	—	—	—	(578,316)	(578,316)
Balance, Sept. 30, 2023	171,402,938	$922	$12,022,958	$—	$(10,659,025)	$1,365,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	Sept. 30,	Sept. 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(578,315)	$(1,090,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,617	113,362
Stock-based compensation to employees	(793)	65,306
Stock-based compensation to third party	—	29,792
Debt Forgiveness	—	—
Changes in operating assets and liabilities:
Accounts receivable	266,624	(248,610)
Inventory	(165,317)	(73,886)
Prepaid expenses and other current assets	9,872	(55,232)
Right to Use Lease Asset	84,776	(116,191)
Long Term Deposits	—	—
Accounts Payable	255,815	211,059
Advances from Clients	(225,438)	1,279,080
Accrued and other current liabilities	25,387	(11,463)
Litigation Settlement Liability	(100,000)	(150,000)
Operating Lease Liability	(84,776)	116,191
Net Cash Provided by (Used In) Operating Activities	$(330,548)	$68,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,101)	(105,011)
Acquisition of Assets	—	—
Intangible assets	—	(10,305)
Net Cash Used in Investing Activities	$(39,101)	$(115,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	793	117,629
Proceeds from note payable	—	—
Payment of note payable	—	(550,000)
LTD Note Payable	260,198	—
Net Cash (Used) Provided by Financing Activities	$260,991	$(432,371)

NET INCREASE IN CASH	(108,658)	(478,907)

CASH AT BEGINNING OF PERIOD	117,547	670,423

CASH AT END OF PERIOD	$8,889	$191,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Stock Based Compensation Third Party	$—	$65,000

Stock Issued for Receivables	$—	$—
Stock Issued for Acquisition	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2023, and 2022 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store); City of Colorado Springs License No. 0850714L in exchange for $100,000. The closing of the transaction is pending approval by the Colorado Marijuana Enforcement Division. As of May 31, 2023, the Company discontinued its associated operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO. The Company will continue to occupy the facility on a month-to-month tenancy pending final regulatory approval from the Colorado Marijuana Enforcement Division concerning the change of ownership. The Company is not obligated to pay rent at the location pending the closing of the transaction.

On October 5, 2023, the Company determined to voluntarily surrender License No.4070001. The effect of the surrender cancels, terminates, and annuls the Company's Marijuana Business License and related license privileges. Since the Company's acquisition of the subject license, it has never used or had any operations under the subject license.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

As of the date of this Quarterly Report on Form 10-Q, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised are dependent on market conditions and the terms and conditions upon which investors would be required to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions.

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the nine months ended September 30, 2023, and the year ended December 31, 2022, has been funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception but expects these conditions to improve as it develops its business model. The Company has an accumulated deficit at September 30, 2023, and requires additional financing to fund future operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of September 30, 2023, and December 31, 2022, the Company had cash balances within of FDIC-insured limits of $250,000.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of September 30, 2023, and December 31, 2022, the Company’s allowance for doubtful accounts was $4,070 and $4,071, respectively. The Company recorded a bad debt expense of $12,000 in the three months ending September 30, 2023. No bad debt expense was recorded for the similar period in 2022.

Deposits

Deposits comprise advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory and then recognized as a cost of revenues upon sale.

Inventory

Inventory comprises products and equipment the Company owns to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of September 30, 2023, and December 31, 2022, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third-party vendors for retail sales at dispensaries are determined using the first in, first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At September 30, 2023, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

Significant Clients and Customers

During the nine months ended September 30, 2023, three customers accounted for 42.5% of the Company’s total revenues for the period.

During the nine months ended September 30, 2022, three customers accounted for 42.5% of the Company’s total revenues.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of September 30, 2023, and December 31, 2022.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Intangible Assets, net

Definite life intangible assets at September 30, 2023, include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the nine months ended September 30, 2023, the Company recognized a depreciation and amortization expense of $42,618.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management’s estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of September 30, 2023, and December 31, 2022.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

We may also enter contracts with customers that identify a single or few distinct performance obligations, but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months. Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods, and accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the six months that ended September 30, 2023, and 2022, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by several factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the six months ended September 30, 2023, and 2022, we incurred no losses from fixed fee engagements that terminated prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time permitted under the Company’s credit policy. Sales discounts were not material during the three or nine months ended September 30, 2023.

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

Costs of Revenues

The Company’s policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenue includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel, and other expenses for services and costs of products and equipment. Selling, general, and administrative expenses are charged to expenses as incurred.

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expenses and are expensed as incurred. During the nine months ended September 30, 2023, and 2022, these expenses were $169,059 and $165,544, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The grant's fair value is based on the stock price on the grant date. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which has been one year from the grant date. During the nine months ended September 30, 2023, and 2022, stock-based compensation expense for restricted shares for Company employees was $17,021 and $121,479, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to The Satchel™, Cultivation Cube™, So-Hum Living Soils™, and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the nine months ending September 30, 2023, and 2022, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since its inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of September 30, 2023, and December 31, 2022, we had no liabilities related to federal income taxes, and the carrying value of our federal deferred tax asset was zero.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

During the year ended December 31, 2022, the Company finalized its valuation of Naturaleaf tangible and intangible assets and goodwill as of the acquisition date. The following table summarizes the final fair value allocation of the purchase price as of April 30, 2021:

Current Assets	$15,000
Inventory	72,172
Property, Plant and Equipment	26,715
Other Assets	6,000
Total Tangible Assets	119,887

Tradenames and Trademarks	660,000
Licenses	800,000
Total Intangible Assets	1,460,000

Goodwill	1,332,113
Total Consideration	$2,912,000

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store) and City of Colorado Springs License No. 0850714L in exchange for $100,000. The transaction's closing is pending approval by the Colorado Marijuana Enforcement Division. As of May 31, 2023, the Company discontinued its operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO location. The Company will continue to rent the facility on a month-to-month tenancy pending final regulatory approval from the Colorado Marijuana Enforcement Division concerning the change of ownership.

During the nine months ended September 30, 2023, and 2022, the Company recognized an amortization expense of $138,999 and $70,000, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 5. Accounts Receivable and Advance from Clients

Accounts receivable were comprised of the following:

	Sept. 30, 2023	December 31, 2022
Accounts Receivable – Trade	$206,557	$469,111
Less: Allowance for Doubtful Accounts	(4,070)	(4,071)
Accounts Receivable, net	$202,487	$465,040

The Company had bad debt expenses during the nine months ended September 30, 2023, and 2022 of $12,000 and $0, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Our Advances from Clients had the following activity:

	Sept. 30, 2023	December 31, 2022
Beginning Balance	$156,213	$111,892
Additional deposits received	8,929	691,769
Less: Deposits recognized as revenue	(109,875)	(522,663)
Ending Balance	$55,267	$280,705

Note 6. Inventory

Inventory consisted of the following:

	Sept. 30, 2023	December 31, 2022
Raw Materials - Soil	$7,272	$38,464
Work In Process - Cultivation	473,587	206,306
Finished Goods - Soil	817	66,557
Finished Goods - Cannabis Retail	36,612	41,644
Total Inventory	$518,288	$352,971

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	Sept. 30, 2023	December 31, 2022
Office equipment	$47,380	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	364,520
Property and equipment, gross	$580,422	$427,432
Less: Accumulated Depreciation	(156,268)	(113,650)
Property and equipment, net	$424,155	$313,782

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	Sept. 30, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	($174,522)	$625,448	15 years
Brand	$660,000	($219,669)	$440,331	5 years
Patent Applications	$18,464	—	$18,464	—
Total intangible assets, net	$1,478,464	($347,888)	$1,130,576

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$818,464	($134,522)	$683,912	15 years
Brand	$660,000	($120,670)	$539,330	5 years
Total intangible assets, net	$1,488,464	($255,222)	$1,233,242

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2022, was approximately 11.47 years. No intangible assets were acquired during the nine months ending September 30, 2023.

Amortization expense for intangible assets was $139,000 and $72,520 for the nine months ended September 30, 2023 and 2022, respectively. The total estimated amortization expense for our intangible assets for the years 2022 through 2026 is as follows:

5 years	License	Brand	Total
2022	25,000.00	45,000	70,000.00
2023	33,333.33	60,000	93,333.33
2024	33,333.33	60,000	93,333.33
2025	33,333.33	60,000	93,333.33
2026	33,333.33	20,000	53,333.33
Thereafter	311,111.35		311,111.35
	652,885.76	471,669	1,124,555.07

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	Sept. 30, 2023	December 31, 2022
Accrued Interest	$114,658	$39,130
Accrued Payroll	32,628	22,029
Sales Tax Payable	13,987	3,931
Other Accrued Expenses & Payables	330,442	168,258
Accrued and other current liabilities	$491,715	$233,248

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2022	$74,342
Additional Expenses Incurred
Payments Upon Issuance of Shares	17,934
Sept. 30, 2023	$56,408

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases on September 30, 2023, was 12.5%. Leases often include rental escalation clauses, renewal options, and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of September 30, 2023, the aggregate remaining annual lease payments of operating lease liabilities are as follows:

Operating Leases
2023	519,244
Total	519,244
Less: amount representing interest	(—)
Present value of future minimum lease payments	519,244
Less: current obligations under leases	191,539
Long-term lease obligations	$(327,705)

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 12. Loans Payable

Naturaleaf Seller Note

As part of the Naturaleaf Acquisition, the Company issued a promissory note to the owner of Naturaleaf in the principal amount of $1,100,000 (the “Seller Note”). The note originally had a term of 1 year with a due date of April 30, 2022, and did not require any payments prior to the due date. The note had an annual interest rate of 10%.

On April 30, 2022, the Company entered into an Amendment ("First Amendment") to the Asset Purchase Agreement to amend the Seller Note as follows; the due date of the Note was extended to April 30, 2023, and interest will accrue on the outstanding principal at a rate of 12.5%. In addition, the Company agreed to pay all accrued interest at April 30, 2022, and make a principal payment of $500,000. On April 29, 2022, principal in the amount of $550,000 and accrued interest of $110,000 was paid. At September 30, 2022, principal in the amount of $550,000 was outstanding, and interest of $9,493 had been accrued.

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

Note 13. Related Party Transactions

On February 14, 2023, the Company issued a second promissory note in exchange for $100,000 to its CEO and CFO Ellis Smith. The note is not convertible and matures on August 14, 2023. The note carries 15% interest per annum. No principal or interest has been paid on this note.

On November 22, 2022, the Company issued a promissory note to Ellis Smith in exchange for $150,000. Interest on the note is 15% per annum. The note has a maturity date of May 21, 2023. If not paid within ten days of maturity, the note contains default interest of 18% per annum and a late charge penalty of 5% of the principal amount due. No principal or interest has been paid on this note.

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 14. Stock-Based Compensation

During the three and nine months ending September 30, 2023, the Company issued 79,250,000 shares of common stock and 81,425,000 shares of common stock, respectively, as compensation for consultants, employees, and service providers per its 2015 Equity Incentive Plan.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 15. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $ 0.00001 par value. No shares of preferred stock were issued and outstanding at September 30, 2023, and December 31, 2022, respectively.

Common Stock

American Cannabis Company, Inc. is authorized to issue 500,000,000 shares of common stock at 0.00001 par value. At September 30, 2023, 171,402,938 shares were outstanding.

During the three and nine months ended September 30, 2023, the Company issued 79,250,000 shares of common stock and 81,425,000 shares of common stock, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At September 30, 2023, the Company did not have any warrants or options issued and outstanding.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations after unaudited consolidated financial statements were available to be issued and determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023, and did not find any events.

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

Government Regulation

Currently, thirty-six states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Currently, sixteen states and the District of Columbia allow recreational use of cannabis. As of September 30, 2023, the policy and regulations of the Federal Government and its agencies are that cannabis has no medical benefit and a range of activities, including cultivation and use of cannabis for personal use, is prohibited based on federal law and may or may not be permitted based on state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect the revenues and profits of the Company.

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

On October 5, 2023, the Company determined to voluntarily surrender License No.4070001. The effect of the surrender cancels, terminates, and annuls the Company's Marijuana Business License and related license privileges. Since the Company's acquisition of the subject license, it has never used or had any operations under the subject license.

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	Sept. 30,	Sept. 30,	Increase
	2023	2022	(Decrease)
Revenues
Consulting Services	$637,028	$308,872	328,156
Product & Equipment	986,000	6,540,558	(5,554,558)
Cannabis Products	571,976	638,316	(66,340)
Total Revenues	2,195,004	7,487,746	(5,292,742)

Cost of Revenues
Cost of Consulting Services	115,085	67,422	47,663
Cost of Products and Equipment	695,464	5,628,432	(4,932,968)
Cost of Cannabis Products	462,823	724,529	(261,706)
Total Cost of Revenues	1,273,373	6,420,383	(5,498,752)
Gross Profit	921,631	1,067,363	(975,202)

Operating Expenses			—
General and Administrative	1,408,029	1,951,008	(542,979)
Selling and Marketing	169,059	165,544	3,515
Stock Based Compensation Expense	17,021	121,479	(104,458)
Total Operating Expenses	1,594,109	2,238,032	(643,923)
Loss from Operations	(672,477)	(1,170,668)	(498,191)

Other Income (Expense)
Interest (expense)	(93,054)	32,024	(61,030)
Debt Forgiveness	—	—	—
Other income	187,216	1,799	185,417
Total Other (Expense) Income	94,162	80,040	14,122
Net Loss	(578,316)	(1,090,628)	(512,312)
Income Tax Expense	—	—	—
NET LOSS	$(578,316)	$(1,090,628)	(512,312)

Revenues

Total revenues were $2,195,004 for the nine months ending September 30, 2023, compared to $7,487,746 for the nine months ending September 30, 2022. The decrease in total revenue of $5,292,742 represents a decrease in the revenue streams from the sale of equipment of $5,554,558.

Total revenues were $599,980 for the three months ending September 30, 2023, compared to $2,123,616 for the three months ending September 30, 2023. The decrease in total revenue of $1,523,636 for the three months ended September 30, 2023, represents a decrease in equipment sales.

Our industry is subject to cyclical trends, often driven by macroeconomic factors and the timing of projects in our markets. In this reporting period, we encountered a phase of cyclical downturns in equipment sales. Several key factors contributed to this decline:

Project Progress and Completion: A significant portion of our revenue is derived from equipment sales to clients involved in various construction and infrastructure projects in various stages of completion. During this period, several of these projects were either delayed or reached their completion stages, resulting in reduced demand for equipment.

Reduced Capital Expenditures: In response to the completion of these projects, either in full or partially, many of our clients reduced their capital expenditures, including equipment acquisitions, leading to decreased sales volume.

Economic Factors: The broader economic environment also played a role in the reduced demand for and ability to pay for equipment, as economic uncertainties and market conditions influenced our clients' spending decisions.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment, and other costs directly attributable to providing equipment, soil, and cannabis products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies, and cultivation facility rent. During the nine months ended September 30, 2023, our total costs of revenues were $1,273,373 compared to $6,420,383 for the nine months ended September 30, 2022. The decrease of $5,147,010 in cost of revenues was a direct result of decreases in costs associated with equipment sales.

During the three months ended September 30, 2023, our total costs of revenues were $351,154 compared to $1,864,436 for the three months ended September 30, 2022. The decrease of $1,513,282 in cost of revenues was a direct result of decreased costs associated with equipment sales.

Consulting Services

Consulting service revenues during the nine months ended September 30, 2023, were $637,028 and $308,872 for the nine months ended September 30, 2022, respectively. Increases in consulting services result from the number and size of the type of projects worked on in the third quarter compared to the projects in the same quarter of 2022. Projects over the first nine months of 2023 focused on assisting with licensing and providing proforma and design services. The first nine months of 2023 saw an increase in projects overseeing and managing projects involving the implementation of design work provided for certain clients. As a result, while equipment sales decreased over the prior period, we saw an increase in consulting sales over the prior period.

Costs of consulting services were $12,000 compared to $19,500 for the three months ended September 30, 2023, and 2022, and $115,085 and $67,422 during the nine months ended September 30, 2023, and 2022, respectively. Costs associated with consulting services decreased due to the decrease in payroll expenses allocated to the cost of services.

Product and Equipment Revenues

Our product and equipment revenues for the nine months ended September 30, 2023, were $986,000 compared to $6,540,558 for the nine months ended September 30, 2022, and $218,242, and $1,866,725 for the three months ended September 30, 2023, and 2022, respectively. Decreases in product and equipment product sales were the result of trends in our revenue profile resulting from a correlation between increased consulting revenues and the initiation of new projects, particularly in the initial planning and development phases, and corresponding decreases our product and equipment revenues.

Costs of Products and Equipment were $695,464 and $5,628,432 during the nine months ended September 30, 2023, and 2022, respectively. Decreased costs were the result of lower associated with products and equipment sales.

Cannabis Product Revenues

Cannabis product revenues during the three months ended September 30, 2023, and 2022 were $213,120 and $190,067, respectively. During the nine months ended September 30, 2023, and 2022, cannabis product revenues were $571,976 and $638,316, respectively. The decrease in cannabis product revenues, which amounted to $66,340 for the nine months ended September 30, is primarily attributed to reduced sales during the period.

Costs associated with cannabis products consist of those costs incurred in the cultivation of the plants and the retail sale of the products. During the three months ended September 30, 2023, and 2022, such costs were $151,335 and $180,701. During the nine months ended September 30, 2023, and 2022, such costs were $462,823 and $724,529, respectively. The respective decreases in costs of $170,095 and $186,057 reflect decreased investment in infrastructure remodeling and upgrades.

Gross Profit

Total gross profits were $248,717 for the three months ended September 30, 2023, comprised of consulting services gross profit of $156,528, products and equipment gross profit of $30,424, and a gross profit of $61,765 for cannabis products. This compares to a total gross profit of $259,180 for the three months ended September 30, 2022, comprised of consulting services gross profit of $47,324, products and equipment gross profit of $202,490, and a gross profit of $9,366 for cannabis products.

Total gross profits were $921,631 for the nine months ended September 30, 2023, comprised of consulting services gross profits of $365,415, products and equipment gross profit of $230,112, and a gross profit of ($9,952). This compares to a total gross profit for the nine months ended September 30, 2022, of $1,067,363, comprised of consulting services gross profits of $241,450, products and equipment gross profit of $912,126, and cannabis products gross profits of ($86,213).

Operating Expenses

Total operating expenses were $1,594,109 for the nine months ended September 30, 2023, and $2,238,032 for the nine months ended September 30, 2022. The decrease of $643,923 in operating expenses is attributed to lower general and administrative expenses associated with maintaining the operations. The Company has seen additional increases in depreciation and amortization expenses, sales, and marketing expenses during the period.

Other Income (Expense)

Other income (expense) for the nine months ending September 30, 2023, was $(93,054) compared with $32,024 for the nine months ending September 30, 2022.

Net Loss

Net loss for the nine months ending September 30, 2023, was ($578,316) compared to a net loss of ($1,090,628) for the nine months ending September 30, 2022.

Net loss for the three months ending September 30, 2023, was ($157,158) compared to a net loss of ($397,650) for the three months ending September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $8,889 and accounts receivable of $202,487. Additionally, considering that our fixed overhead costs have decreased over 2023, management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational, general and administrative expenses for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023, was ($330,548), compared to net cash used by operating activities of $68,780, for the nine months ended September 30, 2022. Increases in cash used resulted from decreased accounts receivable by increases in accounts payable. All a direct result of the decreased activities in equipment sales.

During the nine months ending September 30, 2023, the Company previously entered into consulting projects focused on constructing or improving cultivation facilities. The Company anticipates seeing greater activity in consulting and related equipment sales and, therefore, will see significant changes in advances from clients and other associated balance sheet accounts, such as prepaid expenses, accounts receivable, and accounts payable. In the case of equipment sales, the Company purchases the required equipment from 3rd party suppliers. Equipment purchases are not made until the Client has approved the estimates, been invoiced, and paid the invoice. The Company will not recognize these revenues until the equipment has been delivered to and received by the client.

Investing Activities

For the nine months ended September 30, 2023, and 2022, investing activities were a use of cash of ($39,101) and ($115,316) respectively. These funds were used to purchase property and equipment, furniture and fixtures, and office equipment.

Financing Activities

During the nine months ended September 30, 2023, proceeds used in financing activities were $260,991, and ($432,371) for the nine months ended September 30, 2022. Funds received during the nine months ended September 30, 2023, were proceeds from notes.

Off Balance Sheet Arrangements

As of September 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Nine Months
	Ended Sept. 30, 2023	Ended Sept. 30, 2022

Adjusted EBITDA reconciliation:
Net loss	$(578,316)	$(1,090,628)
Depreciation and Amortization	181,618	113,362
Interest Expense	93,054	32,024
Stock-based compensation for services	-	29,792
Stock-based compensation to employees	17,021	65,309
Adjusted EBITDA	$(286,623)	$(487,189)

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of September 30, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of September 30, 2023.

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

The following sales of unregistered securities were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The recipients acquired the restricted common stock for their own account, for investment purposes, and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption is subject to legal review and approval by the Company.

On August 30, 2023, the Company issued 1,000,000 shares of restricted common stock to SRAX, Inc. as consideration for the cancellation of a contract.

On August 29, 2023, the Company issued 6,250,000 shares of restricted common stock to Timothy Matula as consideration for consulting services.

On August 29, 2023, the Company issued 6,250,000 shares of restricted common stock to Thomas Stray as consideration for consulting services.

On August 29, 2023, the Company issued 6,250,000 shares of restricted common stock to Kristian Kvavik as consideration for consulting services.

On August 29, 2023, the Company issued 6,250,000 shares of restricted common stock to Tad Mailander as consideration for consulting services.

On August 24, 2023, the Company issued 100,000 shares of restricted common stock to Christine Tullio as consideration for services.

On August 24, 2023, the Company issued 1,000,000 shares of restricted common stock to Tad Mailander as consideration for director services under contract.

On August 24, 2023, the Company issued 150,000 shares of restricted common stock to Benjamin Teekell as consideration for services under contract.

On August 24, 2023, the Company issued 500,000 shares of restricted common stock to Jon Workman as consideration for services under contract.

On August 24, 2023, the Company issued 500,000 shares of restricted common stock to Tyler Schloesser as consideration for services under contract.

On August 24, 2023, the Company issued 10,000,000 shares of restricted common stock to Ellis Smith as consideration for services under contract.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended September 30, 2023 and 2022.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On September 5, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, HyperScale Nexus Holding Corporation, a Nevada corporation ("HyperScale Nexus"), and its wholly owned subsidiary, HyperScale Nexus Merger Sub, a Nevada Corporation, (the “Merger Sub”), (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, (i) Merger Sub will merge with and into the Company, with the Company continuing as the "Surviving Corporation" and wholly owned subsidiary of HyperScale Nexus, and the Merger Sub will be dissolved by operation of law.

On September 5, 2023, pursuant to Section 9 of the Company's By-Laws and Title 8, Chapter 1, §228(a) of the Delaware General Corporation Law, shareholders beneficially owning 52.402% of the Company's voting common stock consented in writing and determined that the terms and conditions of the Agreement and Plan of Merger ("Agreement") with HyperScale Nexus Holding Corporation, previously disclosed on Form 8-K on September 5, 2023, are fair, just, and reasonable to the Company and its shareholders and that it is in the best interests of the Company and its shareholders for the Company to enter into the Agreement and all related transactions, on the terms and conditions set forth in the Agreement and all agreements and transactions contemplated thereby.

On September 27, 2023, pursuant to Section 8.5 of the Agreement and Plan of Merger ("Agreement") with HyperScale Nexus Holding Corporation, the parties agreed to extend the time to complete the transaction for an additional sixty days until November 29, 2023.

On October 30, 2023, the Company entered into a Separation and Distribution Agreement by and among the Company, HyperScale Nexus Holding Corporation, a Nevada corporation ("HyperScale Nexus"), and its wholly owned subsidiary, HyperScale Nexus Merger Sub, a Nevada Corporation, (the “Merger Sub”). The Separation Agreement is directly related and is a corollary to the Agreement and Plan of Merger entered on September 5, 2023, between the parties as disclosed on Form 8-K on September 5, 2023.

The Agreement and Plan of Merger provided for the (i) Merger Sub to merge with and into the Company, with the Company continuing as the "Surviving Corporation" and becoming a wholly owned subsidiary of HyperScale Nexus, whose business would constitute the primary operations of the Company, and the Merger Sub will be dissolved by operation of law.

The Separation and Distribution Agreement serves as a corollary to the Agreement and Plan of Merger, elucidating the details of American Cannabis Company, Inc.'s immediate and complete separation from HyperScale with prejudice as the surviving company's sole wholly owned subsidiary immediately following the closing of the merger. Its primary purpose is to demarcate the post-merger relationship between American Cannabis Company, Inc. and HyperScale, redefining their respective corporate status.

The transactions are pending and incomplete as of the date of this filing.

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

Date: November 14, 2023

By:	/s/ Ellis Smith

Ellis Smith,

Chief Executive Officer & Chief Financial Officer

