Form 10-K
period 2023-12-31
American Cannabis Company, Inc.
filed 2024-05-08
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2023
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1116625 (I.R.S. Employer Identification No.)
1004 Tejon Street Colorado Springs, Colorado (Address of principal executive offices)	80903 (Zip Code)

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). [ ]

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of the Registrant as of December 31, 2023, was approximately $1,671,477.

As of December 31, 2023, 171,402,938 shares of common stock, par value $0.00001, were issued and outstanding. On May 8, 2024, 185,800,915 shares of common stock, par value $0.00001, were issued and outstanding.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements.

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

Company Background

American Cannabis Company, Inc. and its subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ.” We are based in Colorado Springs, Colorado, and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and manage a strategic group partnership offering exclusive and non-exclusive customer products commonly used in the industry. We also are licensed operators of two medical cannabis dispensaries and a cannabis cultivation facility in Colorado Springs, CO.

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

On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement under the CSA. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 “Cole Memorandum.”

In rescinding the Cole Memorandum, Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution, and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer.” This amendment prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical cannabis.”

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Before its passage, hemp, a member of the cannabis family, was classified as a Schedule 1 controlled substance and so illegal under the federal CSA.

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC is the chemical compound found in cannabis that produces the psychoactive intoxicant associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under the CSA and would not be legally protected under this new legislation and would be treated as an illegal Schedule 1 drug.

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

On September 18, 2020, Colorado’s Marijuana Enforcement Division (MED) approved the Company’s application for suitability, establishing the Company as one of the few publicly traded companies authorized to acquire and operate various cannabis licenses throughout Colorado, in both the recreational and medical markets.

Business Overview

We now primarily operate within the regulated cannabis industry with three operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation, or retail sale of cannabis; and (iii) our licensed owner-operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized.

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

Equipment and Supplies

In addition to professional consulting services, we operate an equipment and supplies division for customers in the cannabis industry. Our Group Purchasing Organization, American Cultivator CO., enables customers to procure commonly used cultivation supplies at competitive prices. Our major product offerings include the following:

●	The Satchel™. The Satchel was invented in response to regulatory changes in Colorado and elsewhere that require childproof exit containers. The Satchel is a pouch-like case designed as a high-quality, child-proof exit package solution for the regulated cannabis industry. The Satchel meets child-safety requirements of the Consumer Products Safety Commission (“CPSC”), making it compliant in all states, and the Satchel’s drawstring and toggle lock fulfills the requirements of the Poison Prevention Packaging Act of 1970 (16 CFR part 1700). There are few products meeting regulatory standards, and even fewer that offer distinctive quality. The Satchel will meet all current exit packaging regulations, featuring a child-proof closure that completely conceals the contents inside. On March 29, 2016, the U.S. Patent and Trademark Office issued us Patent No. 9,296,524 B2 for the Satchel.
●	SoHum Living Soil®. The right grow methodology is critical to the success of any cannabis cultivation operation, and SoHum Living Soil™ is our solution to ensure that our customers can implement an optimal methodology that will maximize quality and yields while simplifying the cultivation process and reducing risk of operator error and test failure. The SoHum medium is a fully amended "Just-add-water" soil that contains none of the synthetic components found in other potting mixes and requires no chemical additives to spur growth. Compared with comparable methodologies, SoHum Living Soil™ offers a number of key advantages, including: (1) consistent Pyto-pharmaceutical-grade product quality; (2) improved plant resistance to disease; and (3) reduced operator error.

●	High Density Cultivation System (HDCS™). A key metric in the success of a cultivation operation is the maximization of available space to grow. Our High-Density Cultivation System is a solution designed to ensure that space is used in the most efficient manner possible. The system takes advantage of the existence of vertical space, with racks installed vertically and placed on horizontal tracking to eliminate multiple isles and create multiple levels of space with which to grow plants. The High-Density Cultivation System allows customers to increase production capacity without the need to add additional square footage to the operation.

●	The Cultivation Cube™. The Cultivation Cube™ is a self-contained, scalable cultivation system that is compliant with regulatory guidelines. The Cultivation Cube™ allows commercial cannabis cultivation operations to maximize space, yield and profit through an innovative design that provides a fully integrated growing solution. The Cultivation Cube utilizes more lights per square foot than traditional grow systems, which translates to profit increases per square foot. The Cultivation Cube™ is also stackable, which allows customers to achieve vertical gains and effectively doubles productive square-footage. It is an ideal solution for commercial-scale cultivation within limited space, with numerous advantages over other traditional grow systems, including: (1) flexibility to fit customer build-out sites; (2) efficient speed-to-market with fast delivery and setup; (3) increased security with limited access units; (4) risk mitigation through precision environmental controls; and, (5) is compatible with lean manufacturing principles and operations.

●	Other Products. We offer our clients a diverse array of commonly utilized product offerings from across all areas of the regulated cannabis industry, including cultivation operations, medicinal and recreational cannabis dispensary operations, and infused products. Examples of products available include HID Ballasts, reflectors, MH and HPS bulbs, T5 fixtures, mediums, nutrients and fertilizers, growing containers, flood tables, reservoirs, and various other supplies, including cleaning products and office supplies.

Naturaleaf

On December 16, 2020, the Company announced that it executed a non-binding letter of intent to purchase the assets of Naturaleaf, a long-standing licensed operator in the Colorado Springs medical cannabis market since 2009. The assets include three (3) retail dispensaries located throughout the city and one 10,000-square-foot cultivation operation with non-volatile extraction capabilities.

On March 11, 2021, we entered into an asset purchase agreement with Medihemp, LLC (“Medihemp”) and its wholly owned subsidiary SLAM Enterprises, LLC (“SLAM”), and Medical Cannabis Caregivers, Inc. (“Medical Cannabis”), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf.”

Medihemp and SLAM respectively owned fixed assets and operates two retail Medical Marijuana Centers located at 1004 S. Tejon Street, Colorado Springs, CO 80903, and 2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909.

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

On April 30, 2021, the Colorado MED and the City of Colorado Springs granted approval for the change of ownership, and we completed the asset purchase agreement. By virtue of the closing, we acquired, own, and operate the fixed assets and associated intellectual property of Naturaleaf, including assignment of the following licenses issued by the Colorado Marijuana Enforcement Division (“MED”) and the corresponding City of Colorado Springs (“City”):

●	Medihemp and SLAM’s and Medical Cannabis’ respective Medical Marijuana Center licenses;

●	Medical Cannabis’ Medical Marijuana Infused Product Manufacturer license; and,

●	Medical Cannabis’ Medical Marijuana Optional Premises Cultivation license.

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule ("First Amendment"). The parties agreed that in consideration of the Company's payment of $550,000 and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

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

On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store) and City of Colorado Springs License No. 0850714L in exchange for $100,000. As of May 31, 2023, the Company discontinued its associated operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO, and as of June 30, 2023, its lease obligation terminated without penalty, interest, or other liquidated damages.

Sales and Marketing

We sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings to more countries, states and jurisdictions as they adopt state-regulated or Federal programs.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to The Satchel™, Cultivation Cube™, So-Hum Living Soils®, and the HDCS™. Costs associated with the development of new products are expensed as occurred as research and development operating expenses. During the years ended December 31, 2023, and 2022 our research and development costs were de minimis.

Significant Customers

For the year ended December 31, 2023, eleven customers accounted for 84.13% of the Company's total revenues from its retail and wholesale sales, consulting, soil, and product revenue lines. At December 31, 2022, eight customers accounted for 87.33% of the Company’s total revenues from its consulting, soil, and product revenue lines.

At December 31, 2023, three customers accounted for 98.21% of accounts receivable, net, consisting of customers of our retail and wholesale sales, consulting services, and soil and products revenue streams. At December 31, 2022, three customers accounted for 84.76% of accounts receivable, net, consisting of customers for our products, soil, and consulting services product streams.

Intellectual Property

On March 29, 2016, the U.S. Patent and Trademark Office issued patent number 9,296,524 B2 for The Satchel™, our child-proof exit package solution for the regulated cannabis industry. On March 14, 2015, the U.S. Patent and Trademark Office issued trademark #86574785 for the two-word marks and the logo associated with So-Hum Living Soil®.

Competition

Our competitors include professional services firms and cannabis dispensaries in the regulated cannabis industry, as well as suppliers of equipment and supplies commonly utilized in the cultivation, processing, or retail sale of cannabis. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States, its territories, and Indian Country therein, and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the cannabis industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that being well established in the industry, our experience and success to date, and our continued expansion of service and product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results.

Employees

As of December 31, 2023, we have 4 full-time and 9 part-time employees in our Colorado Springs, Colorado dispensaries and cultivation facility. None of our U.S. employees are represented by a labor union.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are situated at 1004 Tejon Street in Colorado Springs, CO. Below are details regarding the lease agreement for our corporate headquarters, which coincides with one of our Naturaleaf locations

As a result of our acquisition of Naturaleaf, we assumed the following leases and contingent extensions:

●	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of a extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022 until April 30, 2027. The Company's monthly rental payments from January 1, 2022 to May 1, 2022 was $3,700. From May 1, 2022 through the year ended December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are: May 1, 2022 to April 30, 2023 $3,875 May 1, 2023 to April 30, 2024 $4,050 May 1, 2024 to April 30, 2025 $4,225 May 1, 2025 to April 30, 2026 $4,400 May 1, 2026 to April 30, 2027 $4,575

●	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909 subject to a one-year term expiring June 30, 2023 with a monthly rent of $5,000. On May 31, 2023, the Company sold Colorado State License No. 402-01065 (Medical Marijuana Store) and City of Colorado Springs License No. 0850714L in exchange for $100,000. As of May 31, 2023, the Company discontinued its associated operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO, and at June 30, 2023, its lease obligation terminated without the Company incurring penalties, interest, or liquidated damages.

●	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company's monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are: January 1, 2023 $2,898 January 1, 2024 $2,985 January 1, 2025 $3,075 January 1, 2026 $3,167 January 1, 2027 $3,262

●	2611 Durango Drive, CO Springs, CO. The Company and landlord entered into a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered into an extension of the lease for a term of thirty-six months, beginning June 1, 2022 and terminating June 1, 2024. At December 31, 2022, monthly rent was $11,000. Rental payments due for the extended period are: June 1, 2022 to June 1, 2023 $11,000 June 1, 2023 to June 1, 2024 $11,880 June 1, 2025 to June 1, 2025 $12,830

Our corporate headquarters associated with our Colorado Springs, Colorado dispensary and cultivation leases are adequate for our operations as of the date of this filing, providing productive capacity and complete utilization for our business.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Markets OTCQB Trading Tier under the ticker symbol “AMMJ.” As of December 31, 2023, there were 501 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2023	High	Low
Quarter ended December 31	$0.02	$0.01
Quarter ended September 30	$0.05	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.03	$0.02

2022	High	Low
Quarter ended December 31	$0.05	$0.02
Quarter ended September 30	$0.05	$0.03
Quarter ended June 30	$0.06	$0.03
Quarter ended March 31	$0.07	$0.04

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

Background

American Cannabis Company, Inc. and its subsidiary is a publicly listed company quoted on the OTC Markets OTCQB Trading Tier under the symbol “AMMJ.” We are based in Colorado Springs, Colorado, and operate within the regulated cannabis industry with four operation divisions: (i) consulting and professional services; (ii) the sale of products and equipment commonly utilized in the cultivation, processing, transportation or retail sale of cannabis; and, (iii) our licensed owner-operator medical marijuana dispensaries and cultivation facilities located in Colorado Springs, Colorado under the trade name “Naturaleaf.” Our operations are limited to only those state jurisdictions where medical and/or recreational cannabis business has been legalized. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ.”

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

Medihemp and SLAM, respectively, owned fixed assets and operate two retail Medical Marijuana Centers in Colorado Springs, Colorado. Medical Cannabis also owns and operates a Medical Marijuana Optional Premises Cultivation license and a Medical Marijuana-Infused Product Manufacturer license.

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

On April 30, 2022, the Company and Medihemp, SLAM, and Medical Cannabis amended the material definitive agreement to restructure the remaining payments due to be made by the Company under the Note. The parties agreed that in consideration of the Company's payment of $550,000 and outstanding interest of $110,000, a new promissory note in the principal amount of $550,000 and 12% interest accruing annually, due April 29, 2023, resolved all of the Company's payment obligations for the purchase price. The parties executed the amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table presents our operating results for the year ended December 31, 2023, compared to December 31, 2022:

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	Increase
	2023	2022	(Decrease)
Revenues
Consulting Services	$695,089	$475,837	219,252
Product & Equipment	1,024,091	17,539,377	(16,515,186)
Cannabis Products	756,905	793,331	(36,426)
Total Revenues	2,476,185	18,808,545	(16,332,360)

Cost of Revenues
Cost of Consulting Services	115,085	61,246	53,839
Cost of Products and Equipment	724,921	15,230,648	(14,505,727)
Cost of Cannabis Products	594,296	979,437	(385,411)
Total Cost of Revenues	1,434,302	16,271,331	(14,837,029)
Gross Profit	1,041,882	2,537,214	(1,495,332)

Operating Expenses
General and Administrative	1,650,498	2,833,140	(1,182,642)
Selling and Marketing	154,470	225,950	(71,480)
Bad Debt Expense	20,933	5,438	15,495
Goodwill impairment	1,332,113	—	1,332,331
Stock Based Compensation Expense	1,735,021	78,342	1,656,679
Total Operating Expenses	4,893,035	3,142,870	1,750,165
Loss from Operations	(1,851,152)	(605,656)	3,027,224

Other Income (Expense)
Interest (expense)	(113,609)	(78,086)	35,523
Debt Forgiveness	—	—	—
Other income	304,405	50,550	253,795
Total Other (Expense)Income	190,736	(27,537)	218,272
Net Loss	(3,660,416)	(633,193)	22,889
Income Tax Expense	—	—	—
NET LOSS	$(610,303)	$(663,192)	22,889

Revenues

Total revenues were $2,476,185 for the year ending December 31, 2023, compared to $18,808,545 for the year ending December 31, 2022. The decrease in total revenue of $16,332,360 for the year ended December 31, 2023, was primarily a result of a decrease of $16,515,186 in product and equipment sales associated with the design and build projects for which the Company offers the design, management, and installation of associated products sold for the construction of cultivation and dispensary facilities. The Company's cannabis product sales from its licensed dispensaries and cultivation facility for the year ended December 31, 2023, were $756,905, as compared to $793,331 for the year ended December 31, 2022, reflecting the general decline in the market for Cannabis in Colorado that began in 2022.

Costs of Revenues

Costs of revenues primarily consist of labor, travel, cost of equipment and soil sold, and other costs directly attributable to providing services or soil products. Costs of revenues related to our cannabis products include cultivation costs, including labor, utilities, supplies and cultivation facility rent. During the year ended December 31, 2023, our total costs of revenues were 1,434,302, as compared to $16,271,331 for the year ended December 31, 2022, a decrease of $14,837,029. The decrease was due to costs incurred purchasing equipment for projects which the Company sold in conjunction with its design, management and installation of associated products for the construction of cultivation and dispensary facilities. Our costs of revenues related to our cannabis products also decreased from $594,296 for the year ended December 31, 2023, compared to $979,437 for the year ended December 31, 2022, a decrease of $385,411, reflecting the general decline in the market for Cannabis in Colorado that began in 2022.

Consulting Services

Consulting service revenues for the year ended December 31, 2023, were $695,089, compared to $475,837 for the year ended December 31, 2022, an increase of $219,252. The increase was due to three states legalizing cannabis during fiscal 2022 and other activities for consulting services clients whose projects are in development.

Costs of consulting services were $115,085 for the year ended December 31, 2023, as compared to $61,246 for the year ended December 31, 2022, an increase of $53,839. The increase was due to the growth in consulting activity during the period.

Product and Equipment Revenues

Our product and equipment revenues for the year ended December 31, 2023, were $1,024,091 as compared to $17,539,377 for the year ended December 31, 2022, a decrease of $16,515,186. The decrease in product and equipment sales was primarily the result of the termination of a contract that the company first secured in 2021. Under this contract, the Company was retained to provide equipment sales, design, management, and installation services for the construction of multiple cultivation and dispensary facilities throughout the fiscal year ending December 31, 2022. The termination of the aforementioned contract had a significant impact on our product and equipment revenues for the fiscal year ended December 31, 2023, with the Company experiencing a substantial reduction in project-related sales and service revenues as compared with equipment sales and facility construction services provided during the previous fiscal year.

Costs of Products and Equipment were $724,921 for the fiscal year ending December 31, 2023, compared to $15,230,648 for the year ending December 31, 2022, a decrease of $14,505,727. Costs associated with products and equipment decreased as a result of decreased equipment sales during the year ended December 31, 2023.

Cannabis Product Revenues

Cannabis product revenues during the year ended December 31, 2023, were $756,905, as compared to $793,330 for the year ended December 31, 2022, a decrease of $36,426. The decrease was due to the general decline in the market for Cannabis in Colorado in 2023 and 2022, with Colorado's annual 2023 total sales of $1.5 billion representing a 16% decline from 2022's $1.76 billion sales total.

Costs associated with cannabis products consist of those costs incurred in the cultivation of the plants and the retail sale of the products. During the year ended December 31, 2023, such costs were $594,296, as compared to $979,437 for the year ended December 31, 2022, a decrease of $426,101. This decrease was due to the elimination of costs associated with improvements, including upgrading and replacing machinery and equipment in the Company's Colorado Springs cultivation facility and maintenance to the Company's Colorado Springs dispensary facilities.

Gross Profit

Total gross profit was $1,041,882 for the year ended December 31, 2023, comprised of consulting services gross profit of $580,004, products and equipment gross profit of $299,170, and cannabis products gross profit of $162,609, as compared to $2,537,214 for the year ended December 31, 2022, comprised of consulting services gross profit of $414,591, products and equipment gross profit of $2,308,729, and a gross profit (loss) of ($186,107) for cannabis products.

Operating Expenses

Total operating expenses were $48,93,035 for the year ended December 31, 2023, compared with $3,142,870 for the year ended December 31, 2022, an increase of $1,750,165. The increase is mainly attributed to a reduction in general and administrative expenses of $1,182,642, offset by the impairment of goodwill and increase stock based compensation during the year.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2023 was $190,736 compared to $(27,356) for the year ended December 31, 2021. The increase is a direct result of increases in interest expenses resulting from travel and miscellaneous referral fees due for the sale of products and equipment.

Net Loss

Net loss for the year ended December 31, 2023, was $3,660,416 as compared to $633,192 for the year ended December 31, 2022. The decrease in losses directly results from the decline in cannabis product sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $21,085 and accounts receivable of $234,330. Additionally, considering that our fixed overhead costs are low, we have the ability to issue stock to compensate employees and management. Management believes that it will need to raise short-term capital to mitigate any periodic delays in receipt of accounts receivable, as payments from third-party vendors are scheduled on a less-than-periodic timetable. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational general, and administrative expenses for at least the next 12 months.

During the year ended December 31, 2023, the Company issued 79,250,000 common shares.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2023, was $49,792, compared to $198,965 for the year ended December 31, 2022. Increases in cash used were a result of increases in accrued and other current liabilities, and an increase in operating lease liability.

Investing Activities

For the years ended December 31, 2023, and December 31, 2022, investing activities used cash of 39,103 and $103,675, respectively. The decrease represents less cash spent for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2023, cash used in financing activities were $14,567 compared to $250,236 for the year ended December 31, 2022. The Funds used during the year ended December 31, 2023 werefrom paymest made onnotes payable.

Off-Balance Sheet Arrangements

As of December 31, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Adjusted EBITDA reconciliation:
Net loss	$(3,660,416)	$(633,192)
Bad Debt Expense	20,933	5,438
Depreciation and Amortization	241,781	57,631
Interest Expense	113,609	(78,806)
Stock-based compensation to employees	1,735,022	32,135
Stock issued for services	—	—
Adjusted EBITDA	$(1,549,071)	$(459,182)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, the application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates.

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2023, and December 31, 2022, our inventory's market values were greater than cost, and accordingly, no such valuation allowances were recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2023, and December 31, 2022, our allowance for doubtful accounts was $4,071 and $64,344, respectively. For December 31, 2023, and December 31, 2022, we recorded bad debt expenses of $20,933 and $5,438, respectively.

Operating Leases Right-of-use Assets

The Company recognizes its leases in accordance with ASC 842 - Leases. Under ASC 842, operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The initial lease liability equals the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset equals the initial lease liability plus any initial direct costs and prepayments, less any lease incentives. The Company elected the short-term lease exemption for contracts with lease terms of 12 months or less. The Company accounts for the lease and non-lease components of its leases as a single lease component. Lease expense is recognized on a straight-line basis over the lease term. The Company had no leases as of December 31, 2023, and 2022 that had financing components.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2023, and as of December 31, 2022.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2023, and December 31, 2022.

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

Advances from Client deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from Client deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order, and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for the customer or us under FASB ASC Topic 606. During the years ended December 31, 2023, and 2022, sales returns were $0.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee or (2) on a contingent fee basis. Generally, we require a complete

We utilize and rely upon the proportional performance method for hourly-based fixed-fee service contracts, which recognize revenue as services are completed. Under this method, to determine the amount of revenue to be recognized, we calculate the amount of completed work compared to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized when the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2022, and 2021, we incurred no losses from fixed fee engagements that terminate prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We primarily enter into arrangements for which fixed and determinable revenues are contingent and agreed upon, achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Our arrangements with clients may include terms to deliver multiple services or deliverables. These contracts specifically identify the services to be provided with the corresponding deliverable. The value for each deliverable is determined based on the prices charged when each element is sold separately or by other vendor-specific objective evidence (“VSOE”) or estimates of stand-alone selling prices. Revenues are recognized per our accounting policies for the elements described above (see Product Sales). The elements qualify for separation when the deliverables have value on a stand-alone basis, and the value of the separate elements can be established by VSOE or an estimated selling price.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2023, and 2022.

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner as revenue recognition. Cost of revenues includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel, and other expenses for services and costs of products and equipment. Selling, general, and administrative expenses are charged to expense as incurred.

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expenses and are expensed as incurred. During the year ended December 31, 2023, and December 31, 2022, these costs were $154,470 and $225,950 respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2023, and December 31, 2022, stock-based compensation expenses for restricted shares for Company employees were $17,021 and $78,342, respectively. Compensation expense for warrants is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and is expensed over the expected term of the awards. During the year ended December 31, 2023, and 2022, no warrants were issued as stock compensation.

Income Taxes

Our corporate status changed from an S-Corporation, which it had been since inception, to a C-Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S-Corporations are not subject to corporate income taxes; instead, the owners are taxed on their proportionate share of the S-Corporation’s taxable income. Accordingly, we were only subject to income taxes for a portion of 2014. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2023 and December 31, 2022, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2023, and December 31, 2022, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero. The years 2010 to 2023 remain subject to examination by the Company’s major tax jurisdictions.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of the product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Net Loss Per Common Share

We report a net loss per common share in accordance with FASB ASC 260, “Earnings per Share.” This statement requires a dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions,” for identifying related parties and disclosing related party transactions.

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

Material-related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Cannabis Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Cannabis Company, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC

www.hudgenscpas.com

We have served as the Company’s auditor since 2022.

Firm ID: 6849

Houston, Texas

May 8, 2024

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS.

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Equivalents	$21,085	$117,547
Accounts Receivable, Net	234,330	469,111
Deposits	—	9,595
Inventory	586,206	352,971
Prepaid Expenses and Other Current Assets	58,757	73,933
Total Current Assets	900,378	1,023,157
Property and Equipment - Net	410,344	427,669
Other Assets
Intangible Assets	1,037,909	1,223,242
Goodwill	—	1,332,113
Right of Use Assets - Operating Leases, net	474,472	604,020
Long Term Deposits	6,000	6,000
Total Other Assets	1,518,381	3,165,375
TOTAL ASSETS	$2,829,083	$4,616,201
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,010,698	$679,163
Advances from Clients	162,414	280,075
Accrued and Other Current Liabilities	467,495	233,348
Stock payable	17,021	74,343
Right of Use Liabilities, all current	199,891	181,661
Litigation Settlement, current	10,000	100,000
Note payable, current	300,000	550,000
Total Current Liabilities	2,167,519	2,099,220
LONG TERM LIABILITIES
Litigation Settlement	—	75,000
Right of Use Liabilities, LT	274,581	422,359
LTD Note Payable	385,433	150,000
Total Long Term Liabilities	660,014	612,960
TOTAL LIABILITIES	2,827,533	2,712,180
Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 171,402,938 and 92,152,938 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,714	922
Additional paid-in capital	13,740,961	11,949,409
Accumulated deficit	(13,741,125)	(10,080,709)
Total Shareholders' Equity	1,550	1,869,622
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,829,083	$4,616,201

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2023	2022
Revenues
Consulting Services	$695,089	$475,837
Product & Equipment	1,024,191	17,539,377
Cannabis Products	756,905	793,330
Total Revenues	2,476,185	18,808,545

Cost of Revenues
Cost of Consulting Services	115,085	61,246
Cost of Products and Equipment	724,921	15,230,648
Cost of Cannabis Products	594,296	939,437
Total Cost of Revenues	1,434,302	16,271,331
Gross Profit	1,0141,882	2,537,214

Operating Expenses
General and Administrative	1,650,498	2,833,140
Selling and Marketing	154,470	225,950
Bad Debt Expense	20,933	5,438
Goodwill Impairment	1,332,113	—
Stock Based Compensation Expense	1,735,021	78,342
Total Operating Expenses	4,893,035	3,142,870
Loss from Operations	(3,851,152)	(605,656)

Other Income (Expense)
Interest (expense)	(113,609)	(78,086)
Debt Forgiveness	—	—
Other income	304,345	50,550
Total Other (Expense) Income	190,736	27,537
Net Loss	(3,660,416)	(633,193)
Income Tax Expense	—	—
NET LOSS	$(3,660,416)	$(633,193)
Basic and diluted net loss per common share	$(0.03)	$(0.01)
Basic and diluted weighted average common shares outstanding	109,911,842	85,727,938

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,660,416)	$(633,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for Bad Debt Expenses	—	63,344
Depreciation and amortization	241,781	227,533
Stock-based compensation to employees	1,735,022	266,207
Litigation Settlement Expense	—	—
Operating Lease Expense	129,548	192,432
Goodwill impairment	1,332,113	—
Debt Forgiveness	—	—
Changes in operating assets and liabilities:
Accounts receivable	234,781	(522,139)
Inventory	(233,235)	(74,363)
Prepaid expenses and other current assets	24,771	(29,282)
Accounts Payable	331,535	436,484
Advances from Clients	(118,291)	168,813
Accrued and other current liabilities	234,147	71,630
Litigation Settlement Liability	(165,000)
Operating Lease Liability	(129,548)	(192,432)
Net Cash Used In Operating Activities	$(42,972)	$(198,965)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,103)	(103,675)
Net Cash (Used in) Provided by Investing Activities	$(39,103)	$(103,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment of note payable	(250,000)	(550,000)
Proceeds from LTD Note Payable	235,433	150,000
Proceeds from sale of common stock	—	149,764
Net Cash Provided by Financing Activities	$14,567	$(250,236)
NET (DECREASE) INCREASE IN CASH	(96,462)	(552,876)
CASH AT BEGINNING OF PERIOD	117,547	670,423
CASH AT END OF PERIOD	$21,085	$117,547
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of lease	$—	$700,300
Stock issued from stock payable	$74,344	$—

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS  ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	81,902,938	$819	$11,565,679	$(9,447,517)	$2,118,981
Stock-based compensation	2,000,000	20	46,206	—	46,226
Stock issued for services	4,750,000	48	169,931	—	169,979
Stock issued for cash	2,500,000	25	117,603	—	117,628
Stock issued for consultant	1,000,000	10	49,990	—	50,000
Net Loss	—	—	—	(633,192)	(633,192)
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$(10,080,709)	$1,869,622

			Additional		Total
	Common Stock		Paid-In'	Accumulated	Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$(10,080,709)	$1,869,622
Shares issued for compensation	79,250,000	792	1,791,522	—	1,792,344
Net Loss	—	—	—	(3,660,416)	(3,660,416)
Balance, December 31, 2023	171,402,938	$1,714	$13,470,961	$(13,741,125)	$1,550

The accompanying notes are an integral part of these  consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1. Description of Business.

American Cannabis Company, Inc. and its wholly-owned subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”) (collectively “the “Company”) are based in Colorado Springs, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry.

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

As a result, the Company expanded its business model to include the cultivation and retail sale of cannabis in the medicinal cannabis industry.

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

Principal of Consolidation

The consolidated financial statements for the years ended December 31, 2023 and 2022 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Our assessment included preparing a detailed cash forecast that included all projected cash inflows and outflows. During 2023, we continued to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We also have a history of operating losses, negative operating cash flows, and negative working capital, and expect these trends to continue into the foreseeable future.

As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised are dependent on market conditions and the terms and conditions upon which investors would be required to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions.

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds in 2023 and 2022 has been funds generated from proceeds from the sale of common stock and operations. The Company has experienced net losses from operations since its inception. The Company has an accumulated deficit at December 31, 2023, and requires additional financing to fund future operations.

The Company’s existence depends upon management’s ability to develop profitable operations and obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Use of Estimates in Financial Reporting

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period in which they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include but are not limited to following those related to revenue recognition, allowance for doubtful accounts and unbilled services, lives and recoverability of equipment and other long-lived assets, the allocation of the asset purchase price, contingencies, and litigation. The Company is subject to uncertainties, such as the impact of future events, economic, environmental, and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in preparing the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

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

Naturaleaf

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years ended
	Dec 31, 2023	Dec 31, 2022

Revenues	$756,905	$793,331

Cost of Goods Sold	594,296	979,437

Gross Profit	162,609	(186,106)

Expense
Depreciation Expense	737	19,811
Stock-based Compensation	—	—
Selling and Marketing	44,758	66,205
Payroll and Related expenses	213,870	222,496
General and Admin Expenses	553,050	231,341
Total Expense	767,657	539,853

Net Loss from Operations	$(605,051)	$(87,041)

Cash and Cash Equivalents

The Company considers all highly liquid investments with three months or less original maturities to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution. Cash balances may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. As of December 31, 2023, and 2022, the Company had had no cash equivalents

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Accounts Receivable, net

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2023, and 2022, the Company’s allowance for doubtful accounts was $4,071 and $54,071, respectively. The Company recorded bad debt expenses during the years ended December 31, 2023, and 2022 of $0 and $20,933, respectively.

Deposits

Deposits are comprised of advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory and then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of December 31, 2023, and 2022, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third party vendors for retail sales at dispensaries is determined using the first in first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At December 31, 2023, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Significant Clients and Customers

For the year ended December 31, 2023, 11 customers accounted for 84.13% of the Company's total revenues from its retail and wholesale sales, consulting, soil, and products revenue lines for the period.

At December 31, 2023, 3 customers accounted for 98.21 % of accounts receivable, net, consisting of customers of our retail and wholesale sales, consulting services, and soil and products revenue streams.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of December 31, 2023, and 2022.

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

In accordance with FASB ASC 350, “Intangibles – Goodwill and Other,” we perform goodwill impairment testing at least annually unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. Step two must be performed if the carrying value exceeds the estimated fair value. Step two compares the reporting unit's carrying value to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. At December 31, 2023, the Company evaluated the goodwill related to the acquisition of the Naturaleaf entity acquired in 2021 and determined that a full impairment of goodwill was necessary.

Intangible Assets, net

Definite life intangible assets as of December 31, 2023, include licenses, trademarks, and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses, trademarks, and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the year ended December 31, 2023, the Company recognized an amortization expense of $185,333.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of December 31, 2023, and 2022.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

We may also enter into contracts with customers that identify a single or few distinct performance obligations but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months. Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods, and accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, title has transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for the customer or us under FASB ASC Topic 606. During the years ended December 31, 2023, and 2022, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into: (1) on an hourly basis for a fixed fee or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services. We utilize and rely upon the proportional performance method for hourly-based fixed-fee service contracts, which recognize revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients” account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act that is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the years ended December 31, 2023, and 2022, we incurred no losses from fixed fee engagements that terminated prior to completion. If an engagement terminates before completion, we can recover the costs incurred related to the services provided.

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the years ended December 31, 2023, and 2022.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based on the total amount of a purchase at the time of purchase. Management has determined that there is no separate performance obligation to the reward program, i.e., the accumulation and redemption of points, and as such, the Company recognizes the revenue at the time of purchase.

Costs of Revenues

The Company’s policy is to recognize costs of revenue in the same manner as revenue recognition. Cost of revenue includes the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services, and costs of products and equipment. Selling, general, and administrative expenses are charged to expenses as incurred.

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expenses and are expensed as incurred. During the years ended December 31, 2023, and 2022, these costs were $154,470 and $225,950, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2023, and 2022, stock-based compensation expenses for restricted shares for Company employees were $17,021 and $78,342, respectively. Compensation expenses for warrants are based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model, and are expensed over the expected term of the awards. During the year ended December 31, 2023, and 2022, no warrants were issued as stock compensation.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include, but are not limited to, The Satchel™, Cultivation Cube™, So-Hum Living Soils™ and the HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the years ended December 31, 2023 and 2022, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Income Taxes

The following table displays a reconciliation from the U.S. statutory rate to the effective tax rate and the provision for (benefit from) income taxes for the years ended December 31, 2023, and 2022, respectively:

	For the Years Ended
	December 31,	December 31,
	2023	2022

Income Tax Provision (Benefit)	$63,916	$428,083
Non-deductible expenses including non-deductible pre-merger losses	159,539	187,711
Change in valuation allowance	(223,454)	(615,794)
Total Income Tax Benefit	$—	$—

Deferred tax assets (liabilities) consisted of the following:

	December 31,	December 31,
	2023	2022

Total Deferred Tax Liabilities
	$—	$—
Total Deferred Tax Assets
Net operating loss carryforwards	1,163,725	1,152,244

	—	—
Allowance for Doubtful Accounts	1,040	1,040
Net Deferred Tax Assets	1,164,765	1,153,284
Valuation Allowance	(1,164,765)	(1,153,284)
Total Deferred Tax Assets	$—	$—

The Company determined that it is not more likely than not that its deferred tax asset would be realizable; accordingly, the Company recorded a valuation allowance for the full amount of its deferred tax asset, resulting in a zero carrying value of the Company’s deferred tax asset and no benefit from or provision for income taxes for the years ended December 31, 2023 and 2022. Federal and state operating loss carryforwards are $4,278,452 and $4,368,664 as of December 31, 2023, and 2022, respectively, and can be carried forward indefinitely until used. The years 2020, 2021, and 2022 remain subject to examination by the Company’s major tax jurisdictions. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company is subject to Section 280(e ) since it sells cannabis with THC. As such, certain non-THC operating expenses that are ordinary and necessary business expenses are not allowed to be deducted for Federal income tax purposes.

The Company’s corporate status changed from an S Corporation, which it had been since inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes;. Instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2023, due to cumulative losses since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2023, and 2022, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

Net Loss Per Common Share

The Company reports net loss per common share in accordance with FASB ASC 260, “Earnings per Share.” This statement requires a dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share is equal to basic earnings per share because no potential dilatable instruments would have an anti-dilutive effect on earnings. Diluted net loss per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities since that would have an anti-dilutive effect on earnings.

Related Party Transactions

The Company follows FASB ASC subtopic 850-10, Related Party Disclosures, for identifying related parties and disclosing related party transactions.

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

While the state and local governments have significantly eased restrictions on restrictions and activities, it is possible that a resurgence in COVID-19 cases could prompt a return to or new tighter restrictions to be instituted in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes.” The pronouncement also improves the consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company has adopted the standard and there was not an impact on its consolidated financial statements.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The results of operations of Naturaleaf for the period from December 31, 2022, through December 31, 2023, are included in the Company's consolidated financial statements as of December 31, 2023 (also see Note 1: Segment Information).

Note 3. Accounts Receivable and Advance from Clients

Accounts receivable was comprised of the following:

	December 31, 2023	December 31, 2022
Accounts Receivable – Trade	$234,330	$469,111
Less: Allowance for Doubtful Accounts	(4,071)	(4,071)
Accounts Receivable, net	$230,259	$465,040

The Company had allowances for bad debt expenses of $20,933 and $5,438, respectively, during the years ended December 31, 2023, and 2022.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Our Advances from Clients had the following activity for 2023

Amount
December 31, 2021	$111,892
Additional deposits received	691,769
Less: Deposits recognized as revenue	(522,663)
December 31, 2022	$280,705

Amount
December 31, 2022	$280,705
Additional deposits received	659,790
Less: Deposits recognized as revenue	(778,081)
December 31, 2023	$162,414

Note 4. Inventory

Inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw Materials	$75,300	$38,464
Work In Process	444,532	206,306
Finished Goods – Soil	0	66,557
Finished Goods – Cannabis Retail	66,374	41,464
Total Inventory	$586,206	$352,971

Note 5. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	December 31, 2023	December 31, 2022
Office equipment	$47,380	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	478,407
Leasehold Improvements	----	—
Property and equipment, gross	$580,422	$541,319
Less: Accumulated Depreciation	(170,099)	(113,650)
Property and equipment, net	$410,324	$427,669

During the year ended December 31, 2023 and 2022, the Company acquired additional machinery equipment for a total cost of $39,103 and $103,675, respectively, The Company recognized depreciation expense of $56,448 and $57,731, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 6. Intangible Assets

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	($187,866)	$612,114	15 years
Brand	$660,000	($252,699)	$407,311	5 years
Patent Applications	$18,464	—	$18,464	—
Total intangible assets, net	$1,478,464	($440,555)	$1,037,909

The weighted average amortization period for intangible assets we acquired during the year ended December 31, 2023, was approximately 11.47 years.

Amortization expenses for intangible assets were $186,000 and $186,000  for the years ended December 31, 2023, and 2022, respectively. The total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year Ended December 31, 2023
2023	$186,000
2024	$186,000
2025	$186,000
2026	$145,997
2027	$54,000
Thereafter	$463,781

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued Interest	$135,213	$39,130
Accrued Payroll	11,711	22,029
Sales Tax Payable	8,319	3,931
Other Accrued Expenses & Payables	312,252	168,258
Accrued and other current liabilities	$467,495	$233,348

Note 8. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2022	$74,344
Shares issued	(74,344)
Accrued stock compensation	17,021
December 31, 2022	$17,021

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9. Operating Lease Right-of-Use Asset/Operating Lease Liability

Our headquarters are located at 1004 Tejon Street, Colorado Springs, CO.

The Company leases property under various operating leases. Property leases include office, retail and cultivation space with fixed rent payments and lease terms ranging from one to two years. The Company is obligated to pay the lessor for maintenance, real estate taxes, insurance, and other operating expenses on certain property leases. These expenses are variable and are not included in the measurement of the lease asset or lease liability. These expenses are recognized as variable rent expenses when incurred.

The Company’s lease portfolio consists of the following.

●	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of a extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022 until April 30, 2027. The Company's monthly rental payments from January 1, 2022 to May 1, 2022 was $3,700. From May 1, 2022 through the year ended December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are: May 1, 2022 to April 30, 2023 $3,875 May 1, 2023 to April 30, 2024 $4,050 May 1, 2024 to April 30, 2025 $4,225 May 1, 2025 to April 30, 2026 $4,400 May 1, 2026 to April 30, 2027 $4,575

●	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909. As of May 31, 2023, the Company discontinued its associated operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO, and at year-end, its lease obligation terminated without the Company incurring penalties, interest or liquidated damages.

●	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company's monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are: January 1, 2023 $2,898 January 1, 2024 $2,985 January 1, 2025 $3,075 January 1, 2026 $3,167 January 1, 2027 $3,262

●	2611 Durango Drive, CO Springs, CO. The Company and landlord entered into a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered into an extension of the lease for a term of thirty-six months, beginning June 1, 2022 and terminating June 1, 2024. At December 31, 2022, monthly rent was $11,000. Rental payments due for the extended period are: June 1, 2022 to June 1, 2023 $11,000 June 1, 2023 to June 1, 2024 $11,880 June 1, 2025 to June 1, 2025 $12,830

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On May 1, 2020, as part of the Naturaleaf Acquisition, the Company entered into leases for grow facilities and dispensaries. These leases were determined to be operating leases under ASC 842, and such leases were capitalized. It was determined that the Tejon lease, due to its short-term nature, met the criteria of ASC 842-20-25-2, and as such, it was not necessary to capitalize the lease; rent would be recognized on a straight-line basis.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2023 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of December 31, 2023, the aggregate remaining annual lease payments of operating lease liabilities are as follows:

Operating Leases
2023	$474,472
Total	474,472
Less: amount representing interest	-
Present value of future minimum lease payments	474,472
Less: current obligations under leases	199,891
Long-term lease obligations	$274,581

As of December 31, 2023, the aggregate remaining minimal annual lease payments under these operating leases were as follows:

2023	$474,472
Total	$474,472

Note 10. Loans Payable

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Amendment to Naturaleaf Seller Note

On April 29, 2022, the Company and Medihemp, LLC, and its wholly owned subsidiary, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., all collectively doing business as "Naturaleaf," (hereafter, "Naturaleaf") entered into an amendment to the previously disclosed material definitive agreement dated March 11, 2021.

The original material definitive agreement disclosed the Company's acquisition of assets from Naturaleaf, including, but not limited to, Naturaleaf's fixed assets, Medical Marijuana Center licenses, a Medical Cannabis’ Medical Marijuana-Infused Product Manufacturer license, a Medical Marijuana Optional Premises Cultivation license, customer accounts, intellectual property, goodwill, and leases. As consideration for the purchase, the Company agreed to pay an aggregate purchase price of $2,200,000 in cash and 3,000,000 shares of Registrant's common stock.

The parties agreed to a payment schedule, requiring the Company first to pay an initial non-refundable payment of $20,000, credited against the purchase price. Thereafter, upon the party's completion of due diligence and their receipt of contingent approval letters for the transfer of the Cannabis Licenses from the Colorado Marijuana Enforcement Division and the City of Colorado Springs (the "Closing"), the Company agreed to pay Naturaleaf $1,080,000 and issue Naturaleaf, or its designees, 3,000,000 shares of the Company's restricted common stock. The balance of the purchase price of $1,100,000 was payable based upon a promissory note issued by the Company, which included 10% interest. The note was due one year after Closing. On April 30, 2021, the Closing occurred, and the Company paid Naturaleaf $1,080,000 and issued 3,000,000 shares of restricted stock.

Pursuant to the amendment, the parties agreed to restructure the remaining payments due to be made by the Company under the note. The parties agreed that in consideration of the Company's payment of $550,000, and outstanding interest of $110,000, a new promissory note in the principal amount of $550,000 and 12% interest accruing annually, due April 29, 2023, resolves all Registrant's payments of the purchase price. The parties entered into the amendment, and the Registrant paid the consideration of $550,000 in principal and $110,000 in interest.

Note 11. Related Party Transactions

On November 22, 2022, the Company issued a promissory note to Ellis Smith in exchange for $150,000. Interest on the note is 15% per annum. The note has a maturity date of May 21, 2023. If not paid within ten days of maturity, the note contains default interest of 18% per annum and a late charge penalty of 5% of the principal amount due.

Note 12. Stock-Based Compensation

Restricted Shares

From time to time, the Company grants certain employees and independent contractors restricted shares of its common stock to provide further compensation in lieu of wages and to align the employee’s interests with the interests of its stockholders. Because vesting is based on contractual commitments and/or continued employment, these equity-based incentives are also intended to attract, retain, and motivate personnel whose judgment, initiative, and effort the Company’s success is largely dependent.

During the year ended December 31, 2023, the Company granted 14,425,000 restricted shares and recognized $17,021 in associated employee stock-based compensation expenses. The fair value of the restricted stock unit is determined based on the quoted closing price of the Company’s common stock on the date granted.

During the year ended December 31, 2023, the Company issued a total of 66 million restricted shares to service providers and consultants for services rendered and recognized expenses of $37,699.10. The fair value of restricted stock is determined based on the quoted closing price of the Company’s common stock on the date granted.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company believes that it has no instruments that may, in the future, have a dilutive effect on earnings per share:

Warrants

During the year ended December 31, 2023, the Company did not issue or approve any warrants.

Note 13. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding on December 31, 2023, and 2022, respectively.

Common Stock

On January 11, 2023, the Company issued a total of 2,175,000 shares of restricted common stock to directors and officers under contract during 2022.

On August 24, 2023, the Company issued 41,000,000 shares of registered common stock to consultants under contract.

On August 24, 2023, the Company issued a total of 12,250,000 shares of restricted common stock to directors and officers under contract.

On August 29, 2023, the Company issued 25 million shares of restricted common stock to consultants under contract.

On August 30, 2023, the Company issued 1 million restricted shares to a service provider to settle an outstanding amount due under contract.

The fair value of common stock issued is determined based on the closing price of the Company's common stock on the date granted.

Note 14. Commitments and Contingencies

Legal

In the ordinary course of its business, the Company becomes involved in various legal proceedings involving various matters. As of December 31, 2023, there are no pending legal proceedings involving the Company. The Company's expenses are legal fees in the period they are incurred.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 15. Subsequent Events

On January 8, 11, 17, and March 6, 2024, the Company issued a total of 14,397,977 shares of common stock resulting from the conversion of a promissory note entered June 29, 2023. As a result of the conversions, the note was fully satisfied and paid in full.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that the above material weaknesses have not been remediated, and, accordingly, our internal control over financial reporting is not effective as of December 31, 2023.

Remediation of Material Weaknesses

We intend to implement specific remediation initiatives described below:

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

Management understands that in order to remediate the material weaknesses, additional segregation of duties and changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

We implemented no changes to our internal control over financial reporting during the year ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director as of December 31, 2023.

Name	Principal Occupation	Age	Director Since
Ellis Smith	Director	47	2014
Tad Mailander	Director	68	2017

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

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, and chief operating officer. The following table sets forth information regarding our executive officers as of December 31, 2023.

Name	Principal Occupation	Age	Officer Since
Ellis Smith	Chief Executive Officer, Chief Financial Officer	47	2018
Tyler A. Schloesser[1]	Chief Operations Officer	33	2019

Ellis Smith, Chief Executive Officer, Chief Financial Officer. Mr. Smith’s biographical summary is included under “Our Board of Directors.” Mr. Smith was appointed Chief Executive Officer and Chief Financial Officer on December 31, 2021.

Tyler A. Schloesser, Chief Operations Officer. Mr. Schloesser attended the University of Colorado at Boulder receiving a double major degree in Psychology and Philosophy. After graduation, Mr. Schloesser worked in the banking industry with Wells Fargo, U.S. Bank and Credit Union of Colorado. Mr. Schloesser received professional certificates from Dartmouth College in Retail & Omnichannel Management (2021); UC Berkeley in Blockchain Fundamentals (2021), and Columbia University in Corporate Finance (2022); Mr. Schloesser’s functions with the Registrant include developing and maintaining policies and procedures, processes and risk mitigation best practices as well as manage and perform day-to-day internal operational tasks required by the Registrant.

1 The Company terminated Mr. Schloesser on September 29, 2023. The decision was not based on any disagreement with Mr. Schloesser regarding his services rendered.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and changes in beneficial ownership with the SEC. SEC regulations also require such persons to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, and company counsel, we believe all filing requirements applicable to our executive officers, directors, and greater than 10% stockholders during the fiscal year ended December 31, 2023, were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer, and each of our other executive officers during 2023.

Name and Principal Position	Year	Salary	Bonus ($)	Bonus Stock Awards (in $)	Bonus Stock Awards (in Shares)	All Other Compensation ($)	Total ($)
Ellis Smith, CEO, CFO	2023	150,000	—	200,000	10,000,000	—	350,000
	2022	130,000	—	11,510	75,000		101,510
	2021	90,000	—	9,304	130,000	—	109,669
Tyler A. Schloesser, COO	2023	111,249	—	30,000	1,500,000	—	141,249
	2022	100,000	—	3,836	25,000	—	83,836
	2021	90,000	—	3,632	50,000	—	75,632
Jon Workman, VP Sales	2023	78,000	—	10,000	500,000	—	88,000
	2022	78,000	—	3,836	25,000	—	86,386
	2021	78,000	—	3,632	50,000	—	75,632

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Equity Awards at December 31, 2023

As of December 31, 2022, we granted the following stock-based compensation awards pursuant to contracts, board of directors compensation, and our 2015 Equity Incentive Plan (“Plan”), as amended. The Plan is intended to promote the best interest of the Company and its stockholders by assisting the Company in the recruitment and retention of persons with ability and initiative and providing an incentive to such persons to contribute to the growth of the Company’s business. Eligible persons under the Plan include employees, directors, and consultants of the Company or any affiliated of the Company. Unless earlier terminated, the Plan will remain in force unless a new Plan has been adopted by the Board of the Company.

Compensation of Directors & Executive Officers

The Board of Directors granted the following compensation for directors as at the fiscal year ended December 31, 2023:

Effective December 19, 2022, issued January 11, 2023, the Company issued 500,000 shares to Ellis Smith under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 100,000 shares to Jon Workman under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 250,000 shares to Tyler A. Schloesser under contract.

Effective December 19, 2022, issued January 11, 2023, the Company issued 500,000 shares to Tad Mailander as director compensation.

On August 24, 2023, the Company issued 10,000,000 shares to Ellis Smith as director bonus compensation.

On August 24, 2023, the Company issued 500,00 shares to Tyler A. Schloesser as bonus compensation.

On August 24, 2023, the Company issued 500,000 shares to Jon Workman as bonus compensation.

On August 24, 2023, the Company issued 150,000 shares to Benjamin Teekel as bonus compensation.

On August 24, 2023, the Company issued 1,000,000 shares to Tad Mailander as as bonus compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2023 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
Named Executive Officers and Directors:
Ellis Smith	22,662,790	13.22%
Tad Mailander	18,000,000	10.52%
Tyler A. Schloesser	2,250,055	1.31%
Jon Workman	850,000	0.50%
All executive officers and directors as a group	43,762,845	25.53%

	Number of
	Shares
	Beneficially
Beneficial Owner(1)	Owned(2)	Percent(3)
5% Beneficial Owners:
Kristian Kvavik	16,250,000	9.48%
Thomas Stray	16,250,000	9.48%
All 5% Beneficial Owners as a group	32,500,000	18.96%

(1)	Except as otherwise indicated, the persons named in the above tables have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of warrants or the settlement of other equity awards.

(3)	Calculated based on 171,402,938 shares of common stock outstanding as of December 31, 2023, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2023.

Equity Compensation Plan Information

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2023, by Hudgens CPA, PLLC from the date of engagement on June 24, 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Audit fees (1)	$15,000	$15,000
Audit-related fees (2)	―	―
Tax fees (3)	―	―
All other fees (4)	―	―

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees”.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Date: May 8, 2024	AMERICAN CANNABIS COMPANY, INC.
	By:	/s/ Ellis Smith Ellis Smith Chief Executive Officer

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

Signature	Title	Date

/s/ Ellis Smith	Chief Executive Officer, Chief Financial Officer, and Director	May 8, 2024
Ellis Smith

/s/ Tad Mailander	Director	May 8, 2024
Tad Mailander