Form 10-Q
period 2024-03-31
American Cannabis Company, Inc.
filed 2024-07-15
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File Number 000-26108

AMERICAN CANNABIS COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1116625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1004 Tejon Street
Colorado Springs, Colorado	80903
(Address of principal executive offices)	(Zip Code)
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

On March 31, 2024, and July 15, 2024, 185,800,915 shares of common stock were outstanding, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and equivalents	$10,045	$21,085
Accounts receivable, Net	120,730	234,330
Inventory	669,926	586,206
Prepaid expenses and other current assets	16,878	58,757
Total Current Assets	817,579	900,378

Property and equipment, net	403,567	410,344

Other Assets
Intangible assets, net amortization	973,112	1,037,909
Right of use assets - operating leases, net	428,229	474,472
Long term deposits	6,000	6,000
Total Other Assets	1,407,341	1,518,381
TOTAL ASSETS	$2,628,487	$2,829,083

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,070,181	$1,010,698
Advances from clients	49,492	162,414
Accrued and other current liabilities	506,383	467,495
Stock payable	17,021	17,021
Right of use liabilities, all current	208,464	199,891
Litigation settlement, current	2,500	10,000
Note payables, current	300,000	300,000
Total Current Liabilities	2,154,051	2,167,519

LONG TERM LIABILITIES
LTD note payable	385,682	385,433
Right of use liabilities - LT	219,765	274,581
Total Long Term Liabilities	605,447	660,014
TOTAL LIABILITIES	2,759,498	2,827,533

Shareholders' Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023 , respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 185,800,915 and 171,402,938 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,714	1,714
Additional paid-in capital	13,740,961	13,740,961
Accumulated deficit	(13,873,676)	(13,741,125)

Total Shareholders' Equity	(131,001)	1,550

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	2,628,487	2,829,083

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues
Consulting Services	$8,329	$160,815
Product & Equipment	17,601	363,549
Cannabis Products	229,891	188,021
Total Revenues	255,720	712,385

Cost of Revenues
Cost of Consulting Services	—	45,000
Cost of Products and Equipment	17,262	217,567
Cost of Cannabis Products	132,764	173,309
Total Cost of Revenues	150,026	435,876
Gross Profit	105,694	276,509

Operating Expenses
General and Administrative	232,134	652,690
Selling and Marketing	2,350	64,535
Total Operating Expenses	234,483	717,225
Loss from Operations	(128,789)	(440,716)

Other Income (Expense)
Interest (expense)	(7,479)	(31,634)
Debt Forgiveness	—	—
Other income	3,718	9,350
Total Other (Expense) Income	(3,761)	(22,284)
Net Loss	(132,551)	(463,000)
Income Tax Expense	—	—
NET LOSS	$(132,551)	$(522,175)
Basic net loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	85,727,938	85,727,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2022	92,152,938	$922	$11,949,409	$—	$(10,080,709)	$1,869,622
Stock based compensation to employees	—	—	74,342	—	—	74,342
Subscription Received Issued	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—
Net Loss	—	—	—	—	(522,175)	(522,175)
Balance, March 31, 2023	92,152,938	$922	$12,023,751	$(25,165)	$(10,543,709)	$1,480,964

	Common Stock		Additional Paid-In	Subscription	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2023	171,402,938	$1,714	$13,470,961	$—	$(13,741,125)	$1,550
Stock based compensation to employees	—	—	—	—	—	—
Subscription Received Issued	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—
Net Loss	—	—	—	—	(132,551)	(132,551)
Balance, March 31, 2024	171,402,938	$1,714	$13,740,961	$—	$(13,873,676)	$(131,001)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(132,551)	$(463,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,554	61,271
Stock-based compensation to employees	—	—
Changes in operating assets and liabilities:
Accounts receivable	113,600	114,311
Inventory	(83,720)	(20,765)
Prepaid expenses and other current assets	41,879	7,743
Right of Use Lease Asset	46,243	22,912
Accounts payable	59,483	114,636
Advances from clients	(112,922)	(84,760)
Accrued and other current liabilities	38,888	124,498
Litigation settlement liability	(7,500)	(62,500)
Operating Lease Liability	(46,243)	(22,912)
Net Cash Provided by (Used In) Operating Activities	$(11,289)	$(208,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(39,092)
Net Cash Used in Investing Activities	$—	$(39,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
LTD Note Payable	249	186,610
Net Cash Provided by Financing Activities	$249	$186,610

NET INCREASE IN CASH	(11,040)	(61,048)

CASH AT BEGINNING OF PERIOD	21,085	117,547

CASH AT END OF PERIOD	$10,045	$56,497

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Common Stock issued for Stock Compensation Payable	—	—
Subscription Receivable issued for Stock	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2024, and 2023 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

Note 2. Description of Business.

American Cannabis Company, Inc. and its wholly-owned subsidiary Company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”), are based in Colorado Springs,, Colorado and operate a fully integrated business model that features end-to-end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been de-criminalized for medical use and/or legalized for recreational use. We provide advisory and consulting services specific to this industry, design industry-specific products and facilities, and sell both exclusive and non-exclusive customer products commonly used in the industry. In April 2021, we expanded our operations to include a cultivation facility and 3 retail dispensaries in Colorado Springs, Colorado and entered into the growth and sale of medicinal cannabis products.

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

Our assessment included preparing a detailed cash forecast that included all projected cash inflows and outflows. During 2021, we secured additional cash financing through the sales and issuances of our common stock. However, we continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We also have a history of operating losses, negative operating cash flows, and negative working capital, and we expect these trends to continue into the foreseeable future.

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the three months ended March 31, 2024, and the year ended December 31, 2023, has been funds generated from operations. The Company has experienced net losses from operations since its inception and requires additional financing to fund future operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of March 31, 2024, and December 31, 2023, the Company’s allowance for doubtful accounts was $4,071 and $4,071 respectively. The Company did not record a bad debt expense in either of the three months ended March 31, 2024, and 2023.

Deposits

Deposits are comprised of advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory and then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of March 31, 2024, and December 31, 2023, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third-party vendors for retail sales at dispensaries are determined using the first in, first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At March 31, 2024, the Company’s management determined that a reserve for excess and obsolete inventory was not necessary.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

Significant Clients and Customers

Three customers accounted for 43.4% of the company's total revenues during the three months ended March 31, 2024.

Three customers accounted for 42.5% of the company's total revenues during the three months ended March 31, 2023.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of March 31, 2024, and December 31, 2023.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. On December 31, 2023, the Company evaluated the goodwill related to the acquisition of the Naturaleaf entity acquired in 2021 and determined that a full impairment of goodwill was necessary.

The Company does not have any other indefinite-lived intangible assets.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Intangible Assets, net

Definite life intangible assets at March 31, 2024, include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the three months ended March 31, 2024, and 2023, the Company recognized amortization expenses of $60,115 and $46,333, respectively.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management's estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of March 31, 2024.

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

Our financial instruments include cash, deposits, accounts receivable, accounts payable, advances from clients, accrued expenses, and other current liabilities. Due to their short maturities, their carrying values approximate their fair value.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Our service and product revenues arise from contracts with customers. Service revenue includes consulting revenue. Product revenue includes (a) product sales, (b) equipment sales, and, (c) Cannabis sales. The majority of our revenue is derived from distinct performance obligations, such as time spent delivering a service or the delivery of a specific product.

We may also enter into contracts with customers that identify a single or few distinct performance obligations, but that also have non-distinct, underlying performance obligations. These contracts are typically fulfilled within one to six months. Only an insignificant portion of our revenue would be assessed for allocation between distinct (contractual) performance obligations and non-distinct deliverables between reporting periods, and accordingly, we do not record a contract asset for completed, non-distinct performance obligations prior to invoicing the customer.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order, and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the three months ended March 31, 2024, and 2023, sales returns were $0.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered: (1) on an hourly basis for a fixed fee or (2) on a contingent fee basis. Generally, we require a complete or partial prepayment or retainer prior to performing services. We utilize and rely upon the proportional performance method for hourly-based fixed-fee service contracts, which recognize revenue as services are completed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We segregate upon entry into a contract any advances or retainers received from clients for fixed fee hourly services into a separate “Advances from Clients account and only recognize revenues as we incur and charge billable hours, and then deposit the funds earned into our operating account. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer-based significant financing that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the three months ended March 31, 2024, and 2023, we incurred no losses from fixed fee engagements that terminated prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

 AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the three months ended March 31, 2024.

Loyalty Reward Program

The Company offers a loyalty reward program to its dispensary customers that provides a discount on purchases based on the total amount at the time of purchase. Management has determined that there is no separate performance obligation to the reward program, i.e., the accumulation and redemption of points, and as such, the Company recognizes the revenue at the time of purchase.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expenses and are expensed as incurred. During the three months ended March 31, 2024, and 2023, these expenses were $2,448 and $30,991, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2024, and 2023, stock-based compensation expenses for restricted shares for Company employees were $0 and $9,086, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to The Satchel™, Cultivation Cube™, So-Hum Living Soils™, and HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the three months ended March 31, 2024, and 2023, our research and development costs were de minimis.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since its inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes. Instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses, since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of March 31, 2024, and December 31, 2023, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E, under which the Company is only allowed to deduct expenses directly related to product sales. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

In response to state and local measures and for the protection of both employees, the Company made required changes to operations, which did not have a material impact on operations or the Company's financial condition.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

On April 29, 2022, the Company and the previous owners of Naturaleaf agreed to an amendment of the note. The Company paid $550,000 of the principal, combined with accrued interest of $110,000, in exchange for a new note with a principal balance of $550,000, interest per annum of 12%, and a maturity date of April 29, 2023.

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

On June 8, 2023, the Company and Naturaleaf amended the promissory note ("Second Amendment") to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default. The Company and Naturaleaf are currently in good faith negotiations to resolve the outstanding balance due.

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

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 5. Accounts Receivable and Advance from Clients

	March 31, 2024	December 31, 2023
Accounts Receivable – Trade	$124,800	$234,330
Less: Allowance for Doubtful Accounts	(4,071)	(4,071)
Accounts Receivable, net	$120,730	$230,259

The Company had bad debt expenses during the three months ended March 31, 2024, and 2023 of $0, respectively.

Our Advances from Clients had the following activity:

	March 31, 2024	December 31, 2023
Beginning Balance	$162,414	$280,705
Additional deposits received	0	659,790
Less: Deposits recognized as revenue	(112,922)	(778,801)
Ending Balance	$49,492	$162,414

Note 6. Inventory

Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw Materials - Soil	$0	$75,300
Work In Process - Cultivation	626,729	444,532
Finished Goods - Soil	0	0
Finished Goods - Cannabis Retail	43,197	66,374
Total Inventory	$669,926	$586,206

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	March 31, 2024	December 31, 2023
Office equipment	$54,406	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	517,510
Property and equipment, gross	$587,448	$580,422
Less: Accumulated Depreciation	(183,881)	(170,099)
Property and equipment, net	$403,567	$410,344

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	March 31, 2024
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	$(201,219)	$598,781	15 years
Brand	$660,000	$(285,669)	$374,331	5 years
Patent Applications	$—	—	$—	—
Total intangible assets, net	$1,460,000	$(486,888)	$973,112

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	$(187,866)	$612,114	15 years
Brand	$660,000	$(252,699)	$407,311	5 years
Patent Applications	$18,464	—	$18,464	—
Total intangible assets, net	$1,478,464	$(440,555)	$1,037,909

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2023 was approximately 11.47  years. There were no intangible assets acquired during the three months ended March 31, 2024, or 2023.

Amortization expense for intangible assets was $60,115 and $46,333 for the three months ended March 31, 2024 and 2023, respectively. The total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year Ended December 31,
2023	$186,000
2024	$186,000
2025	$186,000
2026	$145,997
2027	$54,000
$757,997

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued Interest	$142,693	$135,213
Accrued Payroll	26,649	11,711
Sales Tax Payable	18,289	8,319
Other Accrued Expenses & Payables	318,752	312,252
Accrued and other current liabilities	$506,383	$467,495

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2023	$17,021
Additional Expenses Incurred	—
Payments Upon Issuance of Shares	—
March 31, 2024	$17,021

Note 11. Operating Lease Right-of-Use Asset/Operating Lease Liability

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2024 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE MARCH 31, 2024 AND 2023

(UNAUDITED)

As of March 31, 2024, the aggregate remaining annual lease payments of operating lease liabilities are as follows:

Operating Leases
2023	428,229
Total	428,229
Less: amount representing interest	—
Present value of future minimum lease payments	428,229
Less: current obligations under leases	208,464
Long-term lease obligations	$(219,765)

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

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

On April 29, 2022, the Company and the previous owners of Naturaleaf agreed to an amendment of the note. The Company paid $550,000 of the principal, combined with accrued interest of $110,000, in exchange for a new note with a principal balance of $550,000, interest per annum of 12%, and a maturity date of April 29, 2023.

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

On June 8, 2023, the Company and Naturaleaf amended the promissory note ("Second Amendment") to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default. The Company and Naturaleaf are currently in good faith negotiations to resolve the outstanding balance due.

Note 13. Related Party Transactions

On February 14, 2023, the Company issued a second promissory note in exchange for $100,000 to its CEO and CFO Ellis Smith. The note is not convertible and matures on August 14, 2023. The note carries 15% interest per annum.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE MARCH 31, 2024 AND 2023

(UNAUDITED)

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

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the three months ended March 31, 2024, and 2023, stock-based compensation expenses for restricted shares for Company employees were $0 and $9,086, respectively.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MARCH 31, 2024 AND 2023

(UNAUDITED)

Note 15. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at March 31, 2024, and December 31, 2023, respectively.

Common Stock

On March 6, 2024, the Company issued 2,017,125 shares of common stock in conversion of a note.

On January 17, 2024, the Company issued 4,319,628 shares of common stock in conversion of a note.

On January 11, 2024, the Company issued 5,000,000 shares of common stock in conversion of a note.

On January 8, 2024, the Company issued 3,061,224 shares of common stock in conversion of a note.

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

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At March 31, 2024, the Company did not have any warrants or options issued and outstanding.

Note 16. Commitments and Contingencies

On June 8, 2025, the Company and Naturaleaf entered into a Second Amendment to the promissory note initially issued in connection with the Company’s acquisition of Naturaleaf (See Note 12). This amendment was aimed at restructuring the remaining payments due under the original agreement. The total principal and interest due under this amended Note amounted to $651,162.50.

As per the terms of the Second Amendment, the Company was obligated to make the following payments:

•       $150,000 by June 30, 2023

•       $100,000 by July 31, 2023

The Company successfully made both the 2023 payments. Additionally, to secure the payment schedule and performance, the Company granted Naturaleaf a lien and security interest on the Registrant's assets.

However, the Company has yet to make the final payment due by May 1, 2024, resulting in a default situation. The Company and Naturaleaf are currently engaged in good faith negotiations to resolve this outstanding balance. As of the date of this report, the amount in default constitutes a material unasserted claim, which could have significant financial implications if not resolved favorably. As of the date of this filing, no legal action is pending against the Company, and the note holder has not provided any indication or suggestion that such legal action is imminent.

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

Note 17. Subsequent Events

In accordance with ASC 855-10, the Company analyzed its operations after unaudited consolidated financial statements for the three months ended March 31, 2024, were available.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including, without limitation, statements containing the words “believes,” “expects,” “anticipates,” and similar words constitute forward-looking statements that are subject to several risks and uncertainties. From time to time, we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ because of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Government Regulation

Currently, there are thirty-eight states plus the District of Columbia that have laws and/or regulations that recognize in one form or other legitimate medical uses for cannabis in connection with medical treatment. There are currently twenty-four states and the District of Columbia that allow recreational use of cannabis. As of March 31, 2024, the policy and regulations of the Federal Government and its agencies are that cannabis has no medical benefit and a range of activities, including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect the revenues and profits of the Company.

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

BACKGROUND

American Cannabis Company, Inc. and subsidiary company, Hollister & Blacksmith, Inc., doing business as American Cannabis Consulting (“American Cannabis Consulting”), (collectively “the “Company”, “we”, “us”, or “our”) are based in Denver, Colorado and operate a fully integrated business model that features end to end solutions for businesses operating in the regulated cannabis industry in states and countries where cannabis is regulated and/or has been decriminalized for medical use and/or legalized for recreational use. The Company provides advisory and consulting services specific to this industry and manufactures proprietary industry solutions, including; the Satchel™, SoHum Living Soils™, Cultivation Cube™, and the High-Density Cultivation System.™ The Company also sells 3rd party industry-specific products and manages a strategic group partnership that offers both exclusive and nonexclusive customer products commonly used in the industry. American Cannabis Company, Inc. is a publicly listed company quoted on the OTCQB Tier under the symbol “AMMJ”.

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

On April 29, 2022, the Company and the previous owners of Naturaleaf agreed to an amendment of the note. The Company paid $550,000 of the principal, combined with accrued interest of $110,000, in exchange for a new note with a principal balance of $550,000, interest per annum of 12%, and a maturity date of April 29, 2023.

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

On June 8, 2023, the Company and Naturaleaf amended the promissory note ("Second Amendment") to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 ("Second Amendment"). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default. The Company and Naturaleaf are currently in good faith negotiations to resolve the outstanding balance due (see Note 16).

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

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period Ended
	March 31, 2024	March 31, 2023	Increase (Decrease)
Revenues
Consulting Services	$8,329	$160,815	(152,486)
Product & Equipment	17,601	363,549	(345,948)
Cannabis Products	229,791	188,021	41,770
Total Revenues	255,720	712,385	456,665

Cost of Revenues
Cost of Consulting Services	—	45,000	45,000
Cost of Products and Equipment	17,262	217,567	(200,305)
Cost of Cannabis Products	132,764	173,309	(40,545)
Total Cost of Revenues	150,026	435,876	(285,850)
Gross Profit	105,694	276,509	(170,815)

Operating Expenses
General and Administrative	232,134	643,604	(411,470)
Selling and Marketing	2,350	64,535	(62,185)
Stock Based Compensation Expense	—	9,086	9,086
Total Operating Expenses	234,483	717,225	(482,742)
Loss from Operations	(128,789)	(440,716)	(311,927)

Other Income (Expense)
Interest (expense)	(7,479)	(31,634)	(24,155)
Debt Forgiveness	—	—	—
Other income	3,718	9,350	(5,632)
Total Other (Expense) Income	(3,761)	(22,284)	(18,523)
Net Loss	(132,551)	(463,000)	(330,449)
Income Tax Expense	—	—	—
NET LOSS	$(132,551)	$(463,000)	(330,449)

Revenues

Total revenues were $255,720 for the three months ended March 31, 2024, as compared to $712,385 for the three months ended March 31, 2023, a decrease of $456,665. The decreases were caused by reduced consulting revenues and product and equipment revenues of $152,486 and $345,948, respectively, resulting from market saturation, increased competition, and reduced demand for products and consulting.

Costs of Revenues

For the three months ended March 31, 2024, our total costs of revenues were $150,026 compared to $435,876 for the three months ended March 31, 2023. This represents a significant reduction of $285,850. The decrease in the cost of revenues was a direct result of several key factors, including reduced costs related to equipment sales attributable to lower sales volume, improved efficiencies in the cultivation process, lower costs for supplies in response to demand, and streamlined operations which have had the effect of increasing operational efficiencies and reducing costs.

Consulting Services

Consulting service revenues during the three months ended March 31, 2024, were $8,329 versus $160,815 for the three months ended March 31, 2023. The decrease is due to the unpredictable demand for cannabis consulting services, driven by evolving and uncertain regulations, the uncertain adoption of new cannabis initiatives by states, and the highly competitive and oversaturated market for cannabis services, resulting in an overall decline in the demand for consulting services.

Costs of Consulting Services

Consulting service costs were $0 and $45,000 compared to the three months ended March 31, 2024, and 2023, respectively. Costs associated with consulting services decreased due to market saturation, increased competition, and reduced demand for products and consulting.

Soil Product and Equipment Revenues

Our product and equipment revenues for the three months ended March 31, 2024, were $17,601, compared to $363,549 for the three months ended March 31, 2023, a decrease of $345,948 from the three months ended March 31, 2023. This decrease was due to our lack of soil sales and a reduction in the number of consulting engagements requiring the ordering of related equipment.

Costs of Products and Equipment were $17,262 and $217,567 during the three months ended March 31, 2024, and 2023, respectively. Costs associated with products and equipment decreased as a result of our lack of soil sales and a reduction in the number of consulting engagements requiring the ordering of related equipment.

Cannabis Product Revenues

Cannabis product revenues for the three months ended March 31, 2024, were $229,791, compared to $188,021 for the three months ended March 31, 2023. The increase of $41,770 represents an increase in the retail cannabis market in 2024 compared to 2023.

Costs associated with cannabis products consist of those incurred in cultivating the plants and selling them retail. For the three months ended March 31, 2024, such costs were $132,764, compared to $173,309 for the three months ended March 31, 2023, a reduction of $40,545 reflecting a reduction in general and administrative costs.

Gross Profit

Total gross profit for the three months ended March 31, 2024, was $105,694, down from $276,509 in the same period in 2023. The 2024 gross profit included $8,329 from consulting services, $17,601 from products and equipment, and $229,791 from cannabis products. In comparison, the 2023 gross profit included $115,815 from consulting services, $145,982 from products and equipment, and $14,712 from cannabis products. The decrease in gross profit is primarily attributed to the reduction in consulting services revenue and products and equipment sales.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024, were $234,483, compared to $717,225 for the same period in 2023. The decrease is mainly due to decreased general and administrative costs and selling and marketing costs.

Other Income (Expense)

Other expenses for the three months ended March 31, 2024, were ($3,761) compared to ($22,284) for the three months ended March 31, 2023. The increase is a direct result of decreases in interest expenses.

Net Loss

Net loss for the three months ended March 31, 2024 was $132,551, as compared to a net loss of $463,000 for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $10,045 and accounts receivable of $120,730. Management has instigated and continues to investigate opportunities for financing to support operations and growth. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational general, and administrative expenses for at least the next 12 months.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $11,288, as compared to $208,565 for the three months ended March 31, 2023. Decreases in cash used were a result of the decreases in accrued liabilities and accounts payable.

Investing Activities

For the three months ended March 31, 2024, and 2023, investing activities resulted in net cash used of $0 and $39,092, respectively.

Financing Activities

During the three months ended March 31, 2024, and 2023, proceeds provided by financing activities were $249 and $186,610, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2024, and December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Three Months	Three Months
	Ended March 31, 2024	Ended March 31, 2023

Adjusted EBITDA reconciliation:
Net loss	$(132,551)	$(463,000)
Depreciation and Amortization	60,115	61,280
Interest Expense	7,479	31,634
Stock-based compensation to employees	0	9,086
Stock issued for services	0	—
Adjusted EBITDA	$(64,957)	$(361,000)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of March 31,2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of March 31, 2024.

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

During the three months ended March 31, 2024, the Company issued the following unregistered securities in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for conversion of an outstanding note payable:

On March 6, 2024, the Company issued 2,017,125 shares of common stock in conversion of a note.

On January 17, 2024, the Company issued 4,319,628 shares of common stock in conversion of a note.

On January 11, 2024, the Company issued 5,000,000 shares of common stock in conversion of a note.

On January 8, 2024, the Company issued 3,061,224 shares of common stock in conversion of a note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2024, and 2023.

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

Date: July 15, 2024

By:	/s/ Ellis Smith

Ellis Smith,

Chief Executive Officer & Chief Financial Officer

