Form 10-Q
period 2024-06-30
American Cannabis Company, Inc.
filed 2025-02-11
CIK 945617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On February 11, 2025, 185,800,915 shares of common stock were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and equivalents	$2,747	$21,085
Accounts receivable, Net	136,624	234,330
Inventory	265,773	586,206
Prepaid expenses and other current assets	13,976	58,757
Total Current Assets	419,120	900,378

Property and equipment, net	389,788	410,344

Other Assets
Intangible assets, net amortization	926,778	1,037,889
Right of use assets - operating leases, net	379,562	474,472
Long term deposits	6,000	6,000
Total Other Assets	1,312,340	1,518,361
TOTAL ASSETS	$2,121,248	$2,829,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,180,132	$1,010,698
Advances from clients	39,046	162,414
Accrued and other current liabilities	558,478	467,495
Stock payable	17,021	17,021
Right of use liabilities, all current	203,292	199,891
Litigation settlement, current	2,500	10,000
Note payables, current	195,937	300,000
Total Current Liabilities	2,196,406	2,167,519

LONG TERM LIABILITIES
LTD note payable	384,524	385,433
Right of use liabilities - LT	176,271	274,581
Total Long Term Liabilities	560,795	660,014
TOTAL LIABILITIES	2,757,201	2,827,533

Shareholders’ Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023 , respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 185,800,915 and 171,402,938 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,858	1,714
Additional paid-in capital	13,872,036	13,740,961
Accumulated deficit	(14,509,847)	(13,741,125)

Total Shareholders’ Equity	(635,953)	1,550

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	2,121,248	2,829,083

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Consulting Services	$21,629	$307,685	$29,958	$468,500
Product & Equipment	86,788	374,209	104,389	737,759
Cannabis Products	323,461	170,835	553,252	358,856
Total Revenues	431,878	852,729	687,599	1,565,115

Cost of Revenues
Cost of Consulting Services	—	58,085	—	103,085
Cost of Products and Equipment	72,130	290,079	89,392	507,646
Cost of Cannabis Products	662,852	138,179	795,616	311,488
Total Cost of Revenues	734,982	486,343	885,008	922,219

Gross Profit	(303,104)	366,386	(197,409)	642,896

Operating Expenses
General and Administrative	249,309	437,996	481,444	1,081,600
Selling and Marketing	4,334	52,849	6,684	117,384
Stock-Based Compensation expense	—	7,935	—	17,021
Total Operating Expenses	253,643	498,780	488,128	1,216,005

Loss from Operations	(556,747)	(132,394)	(685,537)	(573,109)

Other Income (Expenses)
Interest Expense	(82,504)	(32,728)	(89,982)	(64,363)
Gain on fair market value of derivatives	3,080	—	3,080	—
Other Income	(1)	176,966	3,717	186,316
Total Other Income (Expenses)	(79,425)	144,238	(83,185)	121,953

Loss Before Income Taxes	(636,172)	11,844	(768,722)	(451,156)
Provision for income taxes

NET (Loss) Income	$(636,172)	$11,844	$(768,722)	$(456,156)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares – basic and diluted *	185,800,915	85,727,938	184,300,055	84,795,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity/ (Deficit) ($)
Balance December 31, 2022	92,152,938	922	11,949,409	(10,080,709)	1,869,622

Stock based compensation to employees	—	—	74,342	—	74,342
Net income	—	—	—	(522,175)	(522,175)
Balance March 31, 2023	92,152,938	922	12,023,751	(10,543,709)	1,480,964

Net income	—	—	—	11,844	11,484
Balance June 30, 2023	92,152,938	922	12,023,751	(10,531,865)	1,492,808

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity/ (Deficit) ($)
Balance December 31, 2023	171,402,938	1,714	13,740,961	(13,741,125)	1,550

Net loss	—	—	—	(132,550)	(132,550)
Balance March 31, 2024	171,402,938	1,714	13,740,961	(13,873,675)	(131,000)

Stock issued on conversion of debt	14,397,977	144	67,005	—	67,149
Settlement of derivative	—	—	64,070	—	64,070
Net loss	—	—	—	(636,172)	(636,172)
Balance June 30, 2024	185,800,915	1,858	13,872,036	(14,509,847)	(635,953)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(768,722)	$(451,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,667	121,499
Discount amortization	67,150	—
Gain on change in fair market value of derivative liabilities	(3,080)	—
Right of use lease asset amortization	94,910	41,072
Changes in operating assets and liabilities:
Accounts receivable	97,706	175,807
Inventory	320,433	(155,318)
Prepaid expenses and other current assets	44,781	(4,021)
Accounts payable	169,434	130,165
Advances from clients	(123,368)	(124,492)
Accrued and other current liabilities	83,482	223,703
Litigation settlement liability	(7,500)	(87,500)
Operating Lease Liability	(94,909)	(41,072)
Net Cash Provided by (Used In) Operating Activities	$19,484	$(171,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(39,101)
Net Cash Used in Investing Activities	$—	$(39,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
LTD Note Payable	(909)	185,660
Repayments of notes payable	(36,913)	—
Net Cash Provided by (Used in) Financing Activities	$(37,822)	$185,660

NET DECREASE IN CASH	(18,338)	(24,803)

CASH AT BEGINNING OF PERIOD	21,085	117,547

CASH AT END OF PERIOD	$2,747	$92,742

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

NONCASH INVESTING AND FINANCING:
Stock issued on conversion of debt	$67,005	$—
Settlement of derivative liability	$64,070	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

AMERICAN CANNABIS COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

Note 1. Principles of Consolidation.

The unaudited condensed consolidated financial statements for the three months ended June 30, 2024, and 2023 include the accounts of American Cannabis Company, Inc. and its wholly owned subsidiary, Hollister & Blacksmith, Inc., doing business as American Cannabis Company, Inc. Intercompany accounts and transactions have been eliminated.

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

The Company has an accumulated deficit and recurring losses and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s primary source of operating funds during the six months ended June 30, 2024, and the year ended December 31, 2023, has been funds generated from operations. The Company has experienced net losses from operations since its inception and requires additional financing to fund future operations.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of June 30, 2024, and December 31, 2023, the Company’s allowance for doubtful accounts was $4,071 and $4,071 respectively. The Company did not record a bad debt expense in either of the six months ended June 30, 2024, and 2023.

Deposits

Deposits are comprised of advance payments made to third parties for rent, utilities, and inventory for which the Company has not yet taken title. When the Company takes title to inventory for which deposits are made, the related amount is classified as inventory and then recognized as a cost of revenues upon sale.

Inventory

Inventory is comprised of products and equipment owned by the Company to be sold to end customers. The Company’s inventory as it relates to its soil products and equipment is valued at cost using the first-in, first-out, and specific identification methods, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to net realizable value. As of June 30, 2024, and December 31, 2023, market values of all the Company’s inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Inventory also consists of pre-harvested cannabis plants and related end products. Inventory is valued at the lower of cost or net realizable value. Costs of inventory purchased from third-party vendors for retail sales at dispensaries are determined using the first in, first out method. Costs are capitalized to cultivated inventory until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production-related depreciation, and other overhead costs. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items. The reserve estimate for excess and obsolete inventory is based on expected future use and on an assessment of market conditions. At June 30, 2024, the Company’s management determined that a reserve for excess and obsolete inventory was necessary and recorded in cost of sales in the amount of $482,674.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods, which approximate the life of the contract or service period.

Significant Clients and Customers

Three customers accounted for 43.4% of the Company’s total revenues during the six months ended June 30, 2024.

Three customers accounted for 42.5% of the Company’s total revenues during the six months ended June 30, 2023.

Property and Equipment, net

Property and Equipment are stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Costs associated with in-progress construction are capitalized as incurred, and depreciation is consummated once the underlying asset is placed into service. Property and equipment are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” The Company did not capitalize any interest as of June 30, 2024, and December 31, 2023.

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

Intangible Assets, net

Definite life intangible assets at March 31, 2024, include licenses and brand names recognized as part of the Naturaleaf Acquisition. Intangible assets are recorded at cost. Licenses and brand names represent the estimated fair value of these items at the date of acquisition, April 30, 2021. Intangible assets are amortized on a straight-line basis over their estimated useful life. Licenses are assigned a life of 15 years, and tradenames are assigned a life of 5 years. During the six months ended June 30, 2024, and 2023, the Company recognized amortization expenses of $92,267 and $112,449, respectively.

Accounting for the Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, the recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values, or management’s estimates, depending upon the nature of the assets. The Company had not recorded any impairment charges related to long-lived assets as of June 30, 2024.

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

Product and Equipment Sales

Revenue from product and equipment sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is delivered, the title has been transferred, and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with destination terms. The Company realizes revenue upon delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order, and (2) the price negotiated in our product sales contracts is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant financing that would materially change the amount of revenue recognized under the contract, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606. During the six months ended June 30, 2024, and 2023, sales returns were $0.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for the completion of a final deliverable or act which is significant to the arrangement. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the deliverable, such as changes in scope, timing, awaiting notification of license award from the local government, and the level of client involvement. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the six months ended June 30, 2024, and 2023, we incurred no losses from fixed fee engagements that terminated prior to completion. We believe that if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Cannabis Sales

Revenues consist of the retail sale of cannabis and related products. Revenue is recognized at the point of sale for retail customers. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. Sales discounts were not material during the six months ended June 30, 2024.

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

Advertising and Promotion Costs

Advertising and Promotion costs are included as a component of selling and marketing expenses and are expensed as incurred. During the six months ended June 30, 2024, and 2023, these expenses were $8,579 and $117,384, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of the cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the six months ended June 30, 2024, and 2023, stock-based compensation expenses for restricted shares for Company employees were $0 and $17,021, respectively.

Research and Development

As a component of our equipment and supplies offerings, from time to time, we design and develop our own proprietary products to meet demand in markets where current offerings are insufficient. These products include but are not limited to The Satchel™, Cultivation Cube™, So-Hum Living Soils™, and HDCS™. Costs associated with the development of new products are expensed as incurred as research and development operating expenses. During the six months ended June 30, 2024, and 2023, our research and development costs were de minimis.

Income Taxes

The Company’s corporate status changed from an S Corporation, which it had been since its inception, to a C Corporation during the year ended December 31, 2014. As provided in Section 1361 of the Internal Revenue Code, for income tax purposes, S Corporations are not subject to corporate income taxes. Instead, the owners are taxed on their proportionate share of the S Corporation’s taxable income. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. For the year ended December 31, 2022, due to cumulative losses, since our corporate status changed, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of June 30, 2024, and December 31, 2023, we had no liabilities related to federal or state income taxes, and the carrying value of our deferred tax asset was zero.

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

In response to state and local measures and for the protection of both employees, the Company made required changes to operations, which did not have a material impact on operations or the Company’s financial condition.

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

Note 4. Naturaleaf Asset Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC (“Medihemp”), and its wholly-owned subsidiary SLAM Enterprises, LLC (“SLAM”), and Medical Cannabis Caregivers, Inc. (“Medical Cannabis”), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” operating in the medicinal cannabis industry in Colorado.

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule (“First Amendment”). The parties agreed that in consideration of the Company’s payment of $550,000 and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

On June 8, 2023, the Company and Naturaleaf amended the promissory note (“Second Amendment”) to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 (“Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default. The Company and Naturaleaf are currently in good faith negotiations to resolve the outstanding balance due.

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

Note 5. Accounts Receivable and Advance from Clients

	June 30, 2024	December 31, 2023
Accounts Receivable – Trade	$140,695	$238,401
Less: Allowance for Doubtful Accounts	(4,071)	(4,071)
Accounts Receivable, net	$136,624	$234,330

The Company had bad debt expenses during the six months ended June 30, 2024, and 2023 of $0 and $12,000, respectively.

Our Advances from Clients had the following activity:

	June 30, 2024	December 31, 2023
Beginning Balance	$162,414	$280,705
Additional deposits received	—	659,790
Less: Deposits recognized as revenue	(123,368)	(778,801)
Ending Balance	$39,046	$162,414

Note 6. Inventory

Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw Materials - Soil	$—	$75,300
Work In Process - Cultivation	225,057	444,532
Finished Goods - Soil	—	—
Finished Goods - Cannabis Retail	40,716	66,374
Total Inventory	$265,773	$586,206

Note 7. Property and Equipment, net

Property and equipment, net, was comprised of the following:

	June 30, 2024	December 31, 2023
Office equipment	$54,406	$47,380
Software	13,204	13,204
Furniture and Fixtures	2,328	2,328
Machinery and Equipment	517,510	517,510
Property and equipment, gross	$587,448	$580,422
Less: Accumulated Depreciation	(197,660)	(170,099)
Property and equipment, net	$389,788	$410,344

Note 8. Intangibles Assets, Net

A significant amount of the Company’s current identified intangible assets were assumed upon consummation of the Naturaleaf acquisition on April 30, 2021. The Company has incurred capitalizable costs in connection with patent applications that it started work on. Identified intangible assets consisted of the following at the dates indicated below:

	June 30, 2024
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	$(214,552)	$585,448	15 years
Brand	$660,000	$(318,669)	$341,331	5 years
Patent Applications	$—	—	$—	—
Total intangible assets, net	$1,460,000	$(533,221)	$926,778

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Carrying value	Estimated useful life
Licenses	$800,000	$(187,866)	$612,114	15 years
Brand	$660,000	$(252,699)	$407,311	5 years
Patent Applications	$18,464	—	$18,464	—
Total intangible assets, net	$1,478,464	$(440,555)	$1,037,909

The weighted-average amortization period for intangible assets we acquired during the year ended December 31, 2023 was approximately 11.47  years. There were no intangible assets acquired during the six months ended June 30, 2024, or 2023.

Amortization expense for intangible assets was $92,666 and $121,449 for the six months ended June 30, 2024 and 2023, respectively. The total estimated amortization expense for our intangible assets for the years 2023 through 2027 is as follows:

Year Ended December 31,
2024	$186,000
2025	$186,000
2026	$145,997
2027	$54,000
$571,997

Note 9. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued Interest	$150,172	$135,213
Accrued Payroll	21,172	11,711
Sales Tax Payable	21,528	8,319
Other Accrued Expenses & Payables	356,606	312,252
Accrued and other current liabilities	$558,478	$467,495

Note 10. Stock Payable

The following summarizes the changes in common stock payable:

Amount
December 31, 2023	$17,021
Additional Expenses Incurred	—
Payments Upon Issuance of Shares	—
June 30, 2024	$17,021

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

The Company’s lease portfolio consists of the following.

●	1004 S. Tejon Street, Colorado Springs, CO 80903; The Company assumed a lease originally entered into on February 12, 2016, which was the subject of a extension agreement dated April 5, 2022. The term of the lease was extended from May 1, 2022 until April 30, 2027. The Company’s monthly rental payments from January 1, 2022 to May 1, 2022 was $3,700. From May 1, 2022 through the year ended December 31, 2022, monthly rent was $3,875. Remaining rental payments due for the extended period are: May 1, 2022 to April 30, 2023 $3,875 May 1, 2023 to April 30, 2024 $4,050 May 1, 2024 to April 30, 2025 $4,225 May 1, 2025 to April 30, 2026 $4,400 May 1, 2026 to April 30, 2027 $4,575

●	2727 Palmer Park Blvd. Suite A, Colorado Springs, CO 80909. As of May 31, 2023, the Company discontinued its associated operations at Palmer Park Boulevard, Ste. A, Colorado Springs, CO, and at year-end, its lease obligation terminated without the Company incurring penalties, interest or liquidated damages.

●	5870 Lehman Drive Suite 200, Colorado Springs, CO 80918 The Company and landlord previously entered into a lease in 2017 which expired December 31, 2022. At December 31, 2022, the Company’s monthly rent was $2,732. On April 26, 2022, the Company and landlord entered into an extension agreement which extended the tenancy from January 1, 2023 through January 1, 2027. Rental payments due for the extended period are: January 1, 2023 $2,898 January 1, 2024 $2,985 January 1, 2025 $3,075 January 1, 2026 $3,167 January 1, 2027 $3,262

●	2611 Durango Drive, CO Springs, CO. The Company and landlord entered into a lease on March 10, 2021, which terminated on May 31, 2022. On June 23, 2021, the Company and landlord entered into an extension of the lease for a term of thirty-six months, beginning June 1, 2022 and terminating June 1, 2024. At December 31, 2022, monthly rent was $11,000. Rental payments due for the extended period are: June 1, 2022 to June 1, 2023 $11,000 June 1, 2023 to June 1, 2024 $11,880 June 1, 2025 to June 1, 2025 $12,830

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The leases typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2024 was 12.5%. Leases often include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable.

As of June 30, 2024, the aggregate remaining annual lease payments of operating lease liabilities are as follows:

Operating Leases
2023	428,229
Total	428,229
Less: amount representing interest	—
Present value of future minimum lease payments	428,229
Less: current obligations under leases	208,464
Long-term lease obligations	$(219,765)

Note 12. Loans Payable

Amendment to Naturaleaf Seller Note

On April 29, 2022, the Company and Medihemp, LLC, and its wholly owned subsidiary, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., all collectively doing business as “Naturaleaf,” (hereafter, “Naturaleaf”) entered into an amendment to the previously disclosed material definitive agreement dated March 11, 2021.

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule (“First Amendment”). The parties agreed that in consideration of the Company’s payment of $550,000 and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

On June 8, 2023, the Company and Naturaleaf amended the promissory note (“Second Amendment”) to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 (“Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default.

On November 4, 2024, the Company entered into a material definitive agreement with KTEC, LLC, a Delaware limited liability company formerly known as TEC, LLC (“KTEC”), for the sale of 302,900,458 shares of common stock in exchange for $310,000. The agreement requires the Company to allocate at least $135,000 of the proceeds toward outstanding obligations owed to Medihemp, LLC, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., arising from the Company’s 2021 asset acquisition and subsequent amendments to those agreements in 2022 and 2023. The closing of the transaction is contingent upon the Company filing its delinquent Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024, as well as its Form 10-K for the year ending December 31, 2024.

As part of the transaction, the Company agreed to assign to Ellis Smith, a director of the Company, and Hollister & Blacksmith, Inc., a Colorado corporation, pending regulatory approval by the Colorado MED, all liabilities and licenses associated with the Naturaleaf transaction, including Medical Marijuana Center Licenses, a Medical Marijuana-Infused Product Manufacturer License, and a Medical Marijuana Optional Premises Cultivation License. Smith and Hollister & Blacksmith agreed to assume, jointly and severally, all related liabilities and indemnify the Company against any claims, debts, or obligations, known or unknown, arising from the Naturaleaf transaction.

Additionally, Ellis Smith released the Company from obligations under two promissory notes issued to him on November 22, 2022, and February 14, 2023, including all principal, accrued interest, and penalties. Smith also guaranteed the resolution of all assigned liabilities and provided indemnification for the Company.

The divestment of licenses and associated liabilities represents a significant step in restructuring the Company’s obligations. For further details concerning the KTEC transaction, see “Commitments and Contingencies” and “Subsequent Events.”

Note 13. Notes Payable.

During the year ended December 31, 2023, the Company entered into a convertible note with 1800 Diagonal Lending, in the amount of $45,937, with an interest rate 12%. This note included an original issue discount of $2,187. This note had a 6 months maturity date and is convertible at 61% of the lowest trading price of the Company’s stock price for a thirty day period. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. During the six months ended June 30, 2023, the lender opted to convert all of the principal and interest into an aggregate of 12,380,852 shares of the Company’s common stock. Interest expense for the six months ended June 30, 2024, was $2,756. There were no derivative liabilities until 180 day after the funding of the note. The remaining principal balance at June 30, 2024, and December 31, 2023, was $0 and $45,937, respectively.

During the year ended December 31, 2023, the Company entered into a promissory note with 1800 Diagonal Lending, in the amount of $49,438, with an interest rate 12%. This note included an original issue discount of $5,688. This note has a maturity date of March 30, 2024, with nine monthly installment payments of $6,152 for a total payback to the lender of $55,370. The note contained conversion rights in the case of default which allowed for converting the outstanding balance at default into shares of the Company’s common stock at 75% of the lowest trading price of the Company’s stock price for a thirty day period. The Company made a total of 6 payments on the loan totaling $36,913. The embedded conversion option of the convertible note contains conversion features that qualify for embedded derivative classification as a result of variable conversion price features, which is not a fixed discount rate. During the six months ended June 30, 2024, the Company defaulted on its payment obligations and the lender opted to exercise its conversion option upon default, and converted the outstanding principal and interest of $18,457 into a total of 2,017,125 shares of the Company’s common stock. Interest expense for the six months ended June 30, 2024, was $5,932. There were no derivative liabilities until 180 day after the funding of the note. The remaining principal balance at June 30, 2024, and December 31, 2023, was $0 and $30,761, respectively.

Note 14. Related Party Transactions

On February 14, 2023, the Company issued a second promissory note in exchange for $100,000 to its CEO and CFO Ellis Smith. The note is not convertible and matures on August 14, 2023. The note carries 15% interest per annum. These notes are subject to cancelation upon closing of the KTEC transaction, see “Loans Payable” and “Subsequent Events.”

Note 15. Stock-Based Compensation

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

Restricted shares are awarded to employees and entitle the grantee to receive shares of common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of the grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the six months ended June 30, 2024, and 2023, stock-based compensation expenses for restricted shares for Company employees were $0 and $17,021, respectively.

Note 16. Shareholders’ Equity

Preferred Stock

American Cannabis Company, Inc. is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value. No shares of preferred stock were issued and outstanding at June 30, 2024, and December 31, 2023, respectively.

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

The fair value of common stock issued is determined based on the closing price of the Company’s common stock on the date granted.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.

Outstanding stock options and common stock warrants are considered anti-dilutive because we are in a net loss position.  Accordingly, the number of weighted average shares outstanding for basic and fully diluted net loss per share are the same. At June 30, 2024, the Company did not have any warrants or options issued and outstanding.

Note 17. Commitments and Contingencies

On June 8, 2025, the Company and Naturaleaf entered into a Second Amendment to the promissory note initially issued in connection with the Company’s acquisition of Naturaleaf (See Note 12). This amendment aimed to restructure the remaining payments due under the original agreement. The total principal and interest due under this amended Note amounted to $651,162.50.

As per the terms of the Second Amendment, the Company was obligated to make the following payments:

•       $150,000 by June 30, 2023

•       $100,000 by July 31, 2023

The Company successfully made both the 2023 payments. Additionally, to secure the payment schedule and performance, the Company granted Naturaleaf a lien and security interest on the Registrant’s assets.

However, the Company failed to make the final payment due by May 1, 2024, resulting in a default situation. On November 4, 2024, the Company entered into a material definitive agreement with KTEC, LLC, a Delaware limited liability company formerly known as TEC, LLC (“KTEC”), for the sale of 302,900,458 shares of common stock in exchange for $310,000. The agreement requires the Company to allocate at least $135,000 of the proceeds toward outstanding obligations owed to Medihemp, LLC, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., arising from the Company’s 2021 asset acquisition and subsequent amendments to those agreements in 2022 and 2023. The closing of the transaction is contingent upon the Company filing its delinquent Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024, filing for 15c2-11 with FINRA, as well as its Form 10-K for the year ending December 31, 2024.

As part of the transaction, the Company assigned to Ellis Smith, a director of the Company, and Hollister & Blacksmith, Inc., a Colorado corporation, all liabilities and licenses associated with the Naturaleaf transaction, including Medical Marijuana Center Licenses, a Medical Marijuana-Infused Product Manufacturer License, and a Medical Marijuana Optional Premises Cultivation License. Smith and Hollister & Blacksmith agreed to assume, jointly and severally, all related liabilities and indemnify the Company against any claims, debts, or obligations, known or unknown, arising from the Naturaleaf transaction.

Additionally, Ellis Smith agreed to release the Company from obligations under two promissory notes issued to him on November 22, 2022, and February 14, 2023, including all principal, accrued interest, and penalties. Smith also guaranteed the resolution of all assigned liabilities and provided indemnification for the Company.

The divestment of licenses and associated liabilities represents a significant step in restructuring the Company’s obligations. For further details concerning the KTEC transaction, see “Subsequent Events.”

Note 18. Subsequent Events

On November 4, 2024, American Cannabis Company, Inc. (“Company”) entered into a material definitive agreement with KTEC, LLC, a Delaware limited liability company formerly known as TEC, LLC (“KTEC”), for the sale of 302,900,458 shares of common stock for $310,000. The transaction was structured with the following components:

1.       Use of Proceeds:

The agreement requires the Company to allocate at least $135,000 of the proceeds toward outstanding obligations owed to Medihemp, LLC, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., arising from the Company’s 2021 acquisition of assets and subsequent amendments in 2022 and 2023. The remaining proceeds will be used to:

•       File delinquent Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024.

•       File the Form 10-K for the year ended December 31, 2024.

•       Resubmit a 15c2-11 application with FINRA for reinstatement on OTC Markets.

2.       Assignment of Licenses:

At closing, and subject to regulatory approval from the Colorado MED, the Company will divest all cannabis-related licenses to Ellis Smith, a director of the Company, and Hollister & Blacksmith, Inc., a Colorado corporation.

3.       Assignment of Liabilities:

Upon closing, the Company will assign, and Ellis Smith and Hollister & Blacksmith, Inc. will assume, jointly and severally, all known and unknown liabilities of the Company, whether fixed or contingent, up to the closing date. Smith and Hollister & Blacksmith will indemnify the Company against any claims, debts, or obligations arising from these liabilities.

Ellis Smith has provided a personal guarantee covering the full and timely performance of all liabilities assumed under the transaction. This guarantee includes all known and unknown liabilities, whether fixed or contingent, and remains enforceable in the event of bankruptcy or insolvency involving Smith and/or Hollister & Blacksmith. Smith waived all defenses, consented to acceleration of obligations upon any bankruptcy filing, and indemnified the Company’s officers, directors, shareholders, and affiliates against future claims related to the assumed liabilities.

4.       Release of Promissory Notes:

Upon closing, Ellis Smith will release the Company from all obligations under two promissory notes issued on November 22, 2022, and February 14, 2023, including all principal, accrued interest, and penalties.

5.       Closing Conditions:

The closing of the transaction is contingent upon the successful filing of the Company’s Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024, its Form 10-K for the year ended December 31, 2024, the completion of its 15c2-11 filing, and approval of the Colorado MED for the license transfer.

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

Government Regulation

Currently, there are thirty-eight states plus the District of Columbia that have laws and/or regulations that recognize in one form or other legitimate medical uses for cannabis in connection with medical treatment. There are currently twenty-four states and the District of Columbia that allow recreational use of cannabis. As of June 30, 2024, the policy and regulations of the Federal Government and its agencies are that cannabis has no medical benefit and a range of activities, including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of the Company’s medicinal cannabis products to invest in or buy products. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect the revenues and profits of the Company.

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

Naturaleaf Acquisition

On April 30, 2021, the Company closed its acquisition of the assets of Medihemp, LLC (“Medihemp”), and its wholly-owned subsidiary SLAM Enterprises, LLC (“SLAM”), and Medical Cannabis Caregivers, Inc. (“Medical Cannabis”), each an entity organized and operating under the laws of the State of Colorado, and all doing business as “Naturaleaf” operating in the medicinal cannabis industry in Colorado.

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

On April 29, 2022, the Company and Naturaleaf amended the promissory note to restructure the payment schedule (“First Amendment”). The parties agreed that in consideration of the Company’s payment of $550,000 and outstanding interest of $110,000, a new promissory note with a maturity date of April 29, 2023, in the principal amount of $550,000 and 12% interest accruing annually, would resolve all Company payments of the purchase price. The parties entered into the First Amendment, and the Company paid the consideration of $550,000 in principal and $110,000 in interest.

On June 8, 2023, the Company and Naturaleaf amended the promissory note (“Second Amendment”) to restructure the remaining payments due to be made by the Company under the amended Note, totaling principal and interest of $651,162.50 (“Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay $150,000 by June 30, 2023; $100,000 by July 31, 2023; and the balance by May 1, 2024. The Company made both 2023 payments and granted Naturaleaf a first-priority lien and security interest on the assets of the Registrant, securing the payment and performance of the payment schedule. The balance due has yet to be paid and is in default.

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

On November 4, 2024, American Cannabis Company, Inc. (“Company”) entered into a material definitive agreement with KTEC, LLC, a Delaware limited liability company formerly known as TEC, LLC (“KTEC”), for the sale of 302,900,458 shares of common stock for $310,000. The transaction was structured with the following components:

1.       Use of Proceeds:

The agreement requires the Company to allocate at least $135,000 of the proceeds toward outstanding obligations owed to Medihemp, LLC, SLAM Enterprises, LLC, and Medical Cannabis Caregivers, Inc., arising from the Company’s 2021 acquisition of assets and subsequent amendments in 2022 and 2023. The remaining proceeds will be used to:

•       File delinquent Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024.

•       File the Form 10-K for the year ended December 31, 2024.

•       Resubmit a 15c2-11 application with FINRA for reinstatement on OTC Markets.

2.      Assignment of Licenses:

At closing, and subject to regulatory approval from the Colorado MED, the Company will divest all cannabis-related licenses to Ellis Smith, a director of the Company, and Hollister & Blacksmith, Inc., a Colorado corporation.

3.      Assignment of Liabilities:

Upon closing, the Company will assign, and Ellis Smith and Hollister & Blacksmith, Inc. will assume, jointly and severally, all known and unknown liabilities of the Company, whether fixed or contingent, up to the closing date. Smith and Hollister & Blacksmith will indemnify the Company against any claims, debts, or obligations arising from these liabilities.

Ellis Smith has provided a personal guarantee covering the full and timely performance of all liabilities assumed under the transaction. This guarantee includes all known and unknown liabilities, whether fixed or contingent, and remains enforceable in the event of bankruptcy or insolvency involving Smith and/or Hollister & Blacksmith. Smith waived all defenses, consented to acceleration of obligations upon any bankruptcy filing, and indemnified the Company’s officers, directors, shareholders, and affiliates against future claims related to the assumed liabilities.

4.      Release of Promissory Notes:

Upon closing, Ellis Smith will release the Company from all obligations under two promissory notes issued on November 22, 2022, and February 14, 2023, including all principal, accrued interest, and penalties.

5.      Closing Conditions:

The closing of the transaction is contingent upon the successful filing of the Company’s Form 10-Qs for the quarters ended June 30, 2024, and September 30, 2024, its Form 10-K for the year ended December 31, 2024, the completion of its 15c2-11 filing, and approval of the Colorado MED for the license transfer.

RESULTS OF OPERATIONS

AMERICAN CANNABIS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Period Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)
Revenues
Consulting Services	$29,958	$468,500	(438,542)
Product & Equipment	104,389	737,759	(633,370)
Cannabis Products	553,252	358,856	194,396
Total Revenues	687,599	1,565,115	(877,516)

Cost of Revenues
Cost of Consulting Services	—	103,085	(103,085)
Cost of Products and Equipment	89,392	507,646	(418,254)
Cost of Cannabis Products	795,616	311,488	484,128
Total Cost of Revenues	885,008	922,219	(37,211)
Gross Profit	(197,409)	642,896	(840,305)

Operating Expenses
General and Administrative	481,444	1,081,600	(600,156)
Selling and Marketing	6,684	117,384	(110,700)
Stock Based Compensation Expense	—	17,021	(17,021
Total Operating Expenses	488,128	1,216,005	(727,877)
Loss from Operations	(685,537)	(573,109)	(112,428)

Other Income (Expense)
Interest (expense)	(89,982)	(64,363)	(25,620)
Gain on Fair Market Value of Derivatives	3,080	—	3,080
Other income	3,717	186,316	(182,598)
Total Other (Expense) Income	(83,185)	(121,953)	(205,138)
Net Loss	(768,722)	(456,156)	(317,566)
Income Tax Expense	—	—	—
NET LOSS	$(768,722)	$(456,156)	(317,566)

Revenues

Total revenues were $687,599 for the six months ended June 30, 2024, as compared to $1,565,115 for the six months ended June 30, 2023, a decrease of $877,516. The decreases were caused by reduced consulting revenues and product and equipment revenues of $438,542 and $633,370, respectively, resulting from market saturation, increased competition, and reduced demand for products and consulting.

Costs of Revenues

For the six months ended June 30, 2024, our total costs of revenues were $885,009 compared to $922,219 for the six months ended June 30, 2023. This represents a significant reduction of $37,210. The decrease in the cost of revenues was a direct result of several key factors, including reduced costs related to equipment sales attributable to lower sales volume, improved efficiencies in the cultivation process, lower costs for supplies in response to demand, and streamlined operations which have had the effect of increasing operational efficiencies and reducing costs.

Consulting Services

Consulting service revenues during the six months ended June 30, 2024, were $29,958 versus $468,500 for the six months ended June 30, 2023, a decrease of $438,542. The decrease is due to the unpredictable demand for cannabis consulting services, driven by evolving and uncertain regulations, the uncertain adoption of new cannabis initiatives by states, and the highly competitive and oversaturated market for cannabis services, resulting in an overall decline in the demand for consulting services.

Costs of Consulting Services

Consulting service costs were $0 and $103,085 compared to the six months ended June 30, 2024, and 2023, respectively. Costs associated with consulting services decreased due to market saturation, increased competition, and reduced demand for products and consulting.

Soil Product and Equipment Revenues

Our product and equipment revenues for the six months ended June 30, 2024, were $104,389, compared to $737,759 for the six months ended June 30, 2023, a decrease of $633,370. This decrease was due to our lack of soil sales and a reduction in the number of consulting engagements requiring the ordering of related equipment.

Costs of Products and Equipment were $89,392 and $507,646 during the six months ended June 30, 2024, and 2023, respectively. Costs associated with products and equipment decreased as a result of our lack of soil sales and a reduction in the number of consulting engagements requiring the ordering of related equipment.

Cannabis Product Revenues

Cannabis product revenues for the six months ended June 30, 2024, were $553,542, compared to $358,856 for the six months ended June 30, 2023. The increase of $194,396 represents an increase in the retail cannabis market in 2024 compared to 2023.

Costs associated with cannabis products consist of those incurred in cultivating the plants and selling them retail. For the six months ended June 30, 2024, such costs were $795,616, compared to $311,488 for the six months ended June 30, 2023, an increase of of $484,128 reflecting a reduction for inventory obsolescence.

Gross Profit

Total gross profit for the six months ended June 30, 2024, was a gross loss of $197,409, down from a gross profit of $642,896 in the same period in 2023, a decrease of $840,305. The 2024 gross profit for six months included $29,958 from consulting services, $14,997 from products and equipment, and a gross loss of $242,364 from cannabis products. In comparison, the 2023, gross profit included $365,415 from consulting services, $230,113 from products and equipment, and $47,368 from cannabis products. The decrease in gross profit is primarily attributed to the reduction of inventory for Cannabis products which was adjusted for inventory obsolecense of $484,674.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024, were $488,128, compared to $1,216,005 for the same period in 2023. The decrease is mainly due to decreased general and administrative costs and selling and marketing costs.

Other Income (Expense)

Other expenses for the six months ended June 30, 2024, were $83,185 compared to other income of $121,953 for the six months ended June 30, 2023. The decrease is a direct result of an increase in interest expense.

Net Loss

Net loss for the six months ended June 30, 2024, was $768,722, as compared to a net loss of $456,156 for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our primary internal sources of liquidity were our working capital, which included cash and cash equivalents of $2,747 and accounts receivable of $136,624. Management continues to investigate opportunities for financing to support operations and growth, and expects that the Company’s transaction with TEC, LLC will provide the necessary funding to complete its reporting obligations and advance its 15c2-11 application with FINRA. Management believes this strategy will adequately provide the necessary liquidity and capital resources to fund our operational general, and administrative expenses for at least the next 12 months.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024, was $19,484, as compared to net cash used in operating activities of $171,362 for the six months ended June 30, 2023. Decrease in cash used was a result of the decreases in inventory and account receivable and increases in accounts payable and accrued liabilities.

Investing Activities

For the six months ended June 30, 2024, and 2023, investing activities resulted in net cash used of $0 and $39,101, respectively.

Financing Activities

During the six months ended June 30, 2024, and 2023, cash used in financing activities was $37,822 and proceeds provided by financing activities was $185,660, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2024, and December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

A reconciliation of net income(loss) to Adjusted EBITDA is provided below:

	Six Months	Six Months
	Ended June 30, 2024	Ended June 30, 2023

Adjusted EBITDA reconciliation:
Net loss	$(768,722)	$(451,156)
Depreciation and Amortization	131,667	121,449
Interest Expense	89,983	64,363
Stock-based compensation to employees	—	17,021
Stock issued for services	—	—
Adjusted EBITDA	$(547,072)	$(248,323)

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our management assessed the effectiveness of internal control over financial reporting as of June 30, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013).  Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of June 30, 2024.

Remediation of Material Weaknesses

●	We have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●	We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

●	Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

●	While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

●	We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, the Company issued the following unregistered securities in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for conversion of an outstanding note payable:

On March 6, 2024, the Company issued 2,017,125 shares of common stock in conversion of a note.

On January 17, 2024, the Company issued 4,319,628 shares of common stock in conversion of a note.

On January 11, 2024, the Company issued 5,000,000 shares of common stock in conversion of a note.

On January 8, 2024, the Company issued 3,061,224 shares of common stock in conversion of a note.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2024, and 2023.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

This list is intended to constitute the exhibit index.

10.1	Stock Purchase Agreement [Filed herewith]

10.2	Escrow Agreement [Filed herewith]

10.3	Assignment and Assumption Agreement [Filed herewith]

10.3.1	Schedule A to Assignment and Assumption Agreement [Filed herewith]

10.3.2	Personal Guarantee Ellis Smith [Filed herewith]

10.4	Settlement and Release, Saunders [Filed herewith]

10.5	First Amendment to Settlement and Release, Saunders [Filed herewith]

31.1	Certification of Principal Executive & Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive & Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes0Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

AMERICAN CANNABIS COMPANY, INC.

Date: February 11, 2025

By:	/s/ Joseph Cleghorn

Joseph Cleghorn,

Chief Executive Officer & Interim Chief Financial Officer